Form 10-K
period 2012-03-29
AMC ENTERTAINMENT INC
filed 2012-05-25
CIK 722077

Use these links to rapidly review the document
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2012
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

         No voting stock of AMC Entertainment Inc. is held by non-affiliates of AMC Entertainment Inc.

Title of each class of common stock	Number of shares Outstanding as of May 18, 2012
Common Stock, 1¢ par value	1

DOCUMENTS INCORPORATED BY REFERENCE

None

AMC ENTERTAINMENT INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 29, 2012

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

        Our business was founded in Kansas City, Missouri in 1920. AMCE was incorporated under the laws of the state of Delaware on June 13, 1983. We maintain our principal executive offices at 920 Main Street, Kansas City, Missouri 64105. Our telephone number at such address is (816) 221-4000. Our Internet address is www.amctheatres.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K, and amendments to these Reports are available free of charge on our Internet website under the heading "Investor Relations" as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

(b)   Financial Information about Segments

        Since fiscal 2009, we have identified one reportable segment for our theatrical exhibition operations. Previously, we had three operating segments, which consisted of United States and Canada Theatrical Exhibition, International Theatrical Exhibition, and Other. The reduction in the number of operating segments was a result of the disposition of Cinemex in December 2008. Cinemex was previously reported in the International Theatrical Exhibition operating segment and accounted for a substantial majority of that segment. In addition, in fiscal 2009, we consolidated the Other operating segment with the United States and Canada Theatrical Exhibition operating segment due to a previous contribution of advertising net assets to National CineMedia, LLC ("NCM"). In fiscal 2009, the United States and Canada Theatrical Exhibition operating segment was renamed the Theatrical Exhibition operating segment.

        For information about our operating segment, see Note 17—Operating Segment to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

(c)   Narrative Description of Business

        We are one of the world's leading theatrical exhibition companies. As of March 29, 2012, we owned, operated or held interests in 346 movie theatres with a total of 5,034 screens, approximately 99% of which were located in the United States and Canada. Our theatres are primarily located in major metropolitan markets, which we believe offer strategic, operational and financial advantages. We also have a modern, highly productive theatre circuit that leads the theatrical exhibition industry in key asset quality and performance metrics, such as revenues per head and per theatre productivity measures. Our industry leading performance is largely driven by the quality of our theatre sites, our operating practices, which focus on delivering the best customer experience through consumer focused innovation, and, most recently, our implementation of premium sight and sound formats, which we believe will be key components of the future movie-going experience. As of March 29, 2012, we are the largest IMAX exhibitor in the world, with a 45% market share in the United States and nearly twice the screen count of the second largest U.S. IMAX exhibitor. Each of our local IMAX installations is protected by geographic exclusivity.

        Approximately 200 million consumers have attended our theatres each year for the past five years. We offer these consumers a fully immersive out-of-home entertainment experience by featuring a wide array of entertainment alternatives, including popular movies, throughout the day and at different price points. This broad range of entertainment alternatives appeals to a wide variety of consumers across different age, gender and socioeconomic demographics. For example, in addition to traditional film programming, we offer more diversified programming that includes independent and foreign films, performing arts, music and sports. We also offer food and beverage alternatives beyond traditional concession items, including made-to-order meals, customized coffee, healthy snacks and dine-in theatre options, all designed to create further service and selection for our consumers. We believe there is potential for us to further increase our annual attendance as we gain market share from other in-home and out-of-home entertainment options.

        Our large annual attendance has made us an important partner to content providers who want access and distribution to consumers. We currently generate 19% more estimated unique visitors per year (34.5 million) than HBO's subscribers (29 million) and 31% more than Netflix's subscribers (26.3 million) according to the SNL Kagan, the December 31, 2011 Netflix Form 10-K and the Theatrical Market Statistics 2011 report from the Motion Picture Association of America. Further underscoring our importance to content providers, according to Rentrak, over the past five calendar years we have represented an average of approximately 17% to 20%, of each of the 6 largest grossing studios' U.S. box office revenues. The five year average of annual film rental payments to each of these studios ranged from approximately $100 million to $170 million.

        For the fiscal year ended March 29, 2012, the fiscal year ended March 31, 2011 and the fiscal year ended April 1, 2010, we generated revenues of approximately $2.6 billion, $2.4 billion and $2.4 billion, respectively, Adjusted EBITDA (as defined in Item 7—Operating Results) of $367.7 million, $313.3 million and $364.4 million, respectively, and earnings (loss) from continuing operations of $(82.0) million, $(123.4) million and $77.3 million, respectively.

        The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX and our proprietary ETX, and deployment of our enhanced food and beverage offerings as deployed throughout our circuit on March 29, 2012:

Format	Theatres	Screens	Planned Deployed Screens FYE 2013
Digital	333	3,692	4,388
3D enabled	333	2,208	2,208
IMAX (3D enabled)	128	128	129
ETX (3D enabled)	17	17	17
Dine-in theatres	9	81	125 - 140

        The following table provides detail with respect to the geographic location of our Theatrical Exhibition circuit as of March 29, 2012:

Theatrical Exhibition	Theatres(1)	Screens(1)
California	43	645
Illinois	40	488
Texas	20	389
Florida	20	366
New Jersey	23	304
New York	24	266
Indiana	21	258
Michigan	9	178
Georgia	11	167
Colorado	12	166
Arizona	9	160
Washington	11	137
Missouri	11	135
Massachusetts	10	129
Pennsylvania	10	126
Maryland	10	113
Virginia	7	113
Minnesota	7	111
Ohio	6	94
Louisiana	5	68
Wisconsin	4	63
North Carolina	3	60
Oklahoma	3	60
Kansas	2	48
Connecticut	2	36
Iowa	2	31
Nebraska	1	24
District of Columbia	3	22
Kentucky	1	20
Arkansas	1	16
South Carolina	1	14
Nevada	1	10
Utah	1	9
Canada	8	167
China (Hong Kong)(2)	2	13
United Kingdom	2	28

Total Theatrical Exhibition	346	5,034

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

        We were founded in 1920 and since then have pioneered many of the theatrical exhibition industry's most important innovations, including the multiplex theatre format in the early 1960s and the North American megaplex theatre format in the mid-1990s. In addition, we have acquired some of the most respected companies in the theatrical exhibition industry, including Loews, General Cinema and, more recently, Kerasotes. Our historic growth has been driven by a combination of organic growth and acquisition strategies, in addition to strategic alliances and partnerships that highlight our ability to capture innovation and value beyond the traditional exhibition space. For example:

  •
  On April 1, 2011, we fully launched AMC Stubs™, a guest frequency program which allows members to earn rewards redeemable on future purchases at AMC locations. AMC Stubs is the first frequency program of its kind in the theatrical exhibition industry. As of March 29, 2012, AMC Stubs had 3.2 million members, which represents approximately 18% of our attendance during fiscal 2012;

  •
  In March 2011, we announced the launch of an innovative distribution company called Open Road Films along with another major theatrical exhibition chain. Open Road Films is a dynamic acquisition-based domestic theatrical distribution company that concentrates on wide-release movies including Killer Elite and The Grey, which were released during fiscal 2012;

  •
  In March 2005, we formed a joint venture with one of the major theatrical exhibition chains which combined our respective cinema screen advertising businesses into a company called National CineMedia, LLC ("NCM"), and in July 2005, another of the major theatrical exhibition chains joined NCM as one of the founding members. As of March 29, 2012, we owned 17,323,782 common units in NCM, or a 15.47% ownership interest in NCM. All of our NCM membership units are redeemable for, at the option of NCM, cash or shares of common stock of National CineMedia, Inc. ("NCM, Inc."), on a share-for-share basis. The estimated fair market value of our units in NCM was approximately $264.4 million based on the closing price per share of NCM, Inc. on March 29, 2012 of $15.26 per share; and

  •
  We hold a 29% interest in DCIP, a joint venture charged with implementing digital cinema in the Company's theatres.

        Consistent with our history and culture of innovation, we believe we have pioneered a new way of thinking about theatrical exhibition: as a consumer entertainment provider. This vision, which introduces a strategic and marketing overlay to traditional theatrical exhibition, has been instrumental in driving and redirecting our future strategy.

        The following table sets forth our historical information, on a continuing operations basis, concerning new builds (including expansions), acquisitions and dispositions and end-of-period operated theatres and screens through March 29, 2012:

	New Builds		Acquisitions		Closures/Dispositions		Total Theatres
Fiscal Year	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens
2007	7	107	2	32	26	243	318	4,666
2008	9	136	—	—	18	196	309	4,606
2009	6	83	—	—	8	77	307	4,612
2010	1	6	—	—	11	105	297	4,513
2011	4	55	95	960	36	400	360	5,128
2012	2	26	—	—	16	120	346	5,034

	29	413	97	992	115	1,141

        We have also created and invested in a number of allied businesses and strategic initiatives that have created differentiated viewing formats and experiences, greater variety in food and beverage options and value appreciation for our company. We believe these initiatives will continue to generate incremental value for our company in the future. For example:

  •
  During fiscal 2010, DCIP, our joint venture with two other exhibitors, completed its formation and $660.0 million funding to facilitate the financing and deployment of digital technology in our theatres. During March of 2011, DCIP completed additional financing of $220.0 million, which we believe will allow us to complete our planned digital deployments. We anticipate that our deployment of digital projection systems should take three and a half years to complete. Future digital cinema developments will be managed by DCIP, subject to certain approvals. We intend to continue our rapid deployment of digital projectors through our arrangements with DCIP and expect to have installed over 4,300 digital projectors by the end of fiscal year 2013.

  •
  To complement our deployment of digital technology, in 2006 we partnered with RealD to install their 3D enabled systems in our theatres. As of March 29, 2012, we had 2,191 RealD, 128 IMAX and 17 ETX 3D-enabled systems. During the past year, 3D films licensed by us in the U.S. have generated approximately 39% greater admissions revenue per person than the standard 2D versions of the same film, or approximately $3.27 additional revenue per ticket.

  •
  We are the world's largest IMAX exhibitor with 128 screens (all 3D-enabled) as of March 29, 2012. With a 45% market share in the U.S. (as of March 29, 2012), our IMAX screen count is nearly twice the screen count of the second largest U.S. IMAX exhibitor. We expect to increase our IMAX screen count to 129 by the end of fiscal year 2013.

  •
  During fiscal 2010, we introduced our proprietary large-screen digital format, ETX, and as of March 29, 2012 we operated at 17 locations. ETX features wall-to-wall screens that are 20% larger than traditional screens, a custom sound system that is three times more powerful than a traditional auditorium, and 3D-enabled digital projection with twice the clarity of high definition. We charge a premium price for the ETX experience, which produces average weekly box office per print that is 200% more than standard 2D versions of the same movie, at approximately $5.38 additional revenue per ticket.

  •
  As of March 29, 2012, we have 154 theatres featuring one or more of our proprietary food and beverage concepts. We believe that these enhanced food and beverage concepts allow us to offer a more diverse array of food types, such as expanded menus and venues including dine-in theatre options, which we believe appeal to a greater cross section of potential customers. We plan to continue to invest in one or more food and beverage offerings across 85 to 110 theatres over the next three years.

  •
  We are a founding member of NCM, a cinema screen advertising venture. As of March 29, 2012, we had a 15.47% interest in NCM. See Note 7—Investments to the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. NCM operates an in-theatre digital network in the United States. The digital network consists of projectors used to display advertising and other non-film events. NCM's primary activities that impact our theatres include:

  •
  advertising through its branded "First Look" pre-feature entertainment program, lobby promotions and displays, and

  •
  live and pre-recorded concerts, sporting events and other non-film entertainment programming.

    We believe that the reach, scope and digital delivery capability of NCM's network provides an effective platform for national, regional and local advertisers to reach an engaged audience. We receive a monthly theatre access fee for participation in the NCM network. In addition, we are entitled to receive mandatory quarterly distributions of excess cash from NCM.

  •
  Our tickets are currently on sale over the Internet at Fandango. During 2011, our Internet ticketing services sold approximately 11.7 million tickets for us. We believe there is additional upside in our future Internet ticketing service alliances which would provide consumers with mobile ticketing applications and integration with our digital marketing programs.

Disposition of International Theatrical Exhibition Operating Segment

        From fiscal 2006 to fiscal 2009, we disposed of the theatres owned and operated by us in Japan, Hong Kong, Spain, Portugal and Mexico, as well as all joint venture ownership interests in international theatres in Argentina, Brazil, Chile, Uruguay and Spain. The operations and cash flows of these theatres have been eliminated from our ongoing operations as a result of the dispositions. We do not have any significant continuing involvement in these theatres. The results of operations of those theatres owned and operated by us have been classified as discontinued operations for all periods presented.

Theatre and Other Closures

        During the fourth quarter of our fiscal year ending March 31, 2011, we evaluated excess capacity and vacant and under-utilized retail space throughout our theatre circuit. On March 28, 2011, management decided to permanently close 73 underperforming screens and auditoriums in six theatre locations in the United States and Canada while continuing to operate 89 screens at these locations. The permanently closed screens are physically segregated from the screens that will remain in operation and access to the closed space is restricted. Additionally, management decided to discontinue development of and cease use of (including for storage) certain vacant and under-utilized retail space at four other theatres in the United States and the United Kingdom. As a result of closing the screens and auditoriums and discontinuing the development and use of the other spaces, we recorded a charge of $55 million for theatre and other closure expense during the fiscal year ending March 31, 2011. The charge to theatre and other closure expense reflects the discounted contractual amounts of the existing lease obligations for the remaining 7 to 13 year terms of the leases as well as expenses incurred for related asset removal and shutdown costs. A significant portion of each of the affected properties will be closed and no longer used. The charges to theatre and other closure expense do not result in any new, increased or accelerated obligations for cash payments related to the underlying long-term operating lease agreements. We expect that the estimated future savings in operating expenses as a result of our exit plan and from operating these ten theatres in a more efficient manner will exceed the estimated loss in attendance and revenues that we may experience related to the closed auditoriums.

Mergers and Acquisitions

        On May 24, 2010, we completed the acquisition of 92 theatres and 928 screens from Kerasotes (the "Kerasotes Acquisition"). Kerasotes operated 95 theatres and 972 screens in mid-sized, suburban and metropolitan markets, primarily in the Midwest. More than three quarters of the Kerasotes theatres feature stadium seating and almost 90% have been built since 1994. The purchase price for the Kerasotes theatres paid in cash at closing was $276.8 million, net of cash acquired, and was subject to working capital and other purchase price adjustments. We paid working capital and other purchase price adjustments of $3.8 million during the second quarter of fiscal 2011, based on the final closing date working capital and deferred revenue amounts, and have included this amount as part of the total purchase price. The acquisition of Kerasotes significantly increased our size. For additional information about the Kerasotes Acquisition, see the notes to our audited Consolidated Financial Statements for the fiscal year ended March 29, 2012 included elsewhere in this Annual Report on Form 10-K.

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

Original Notes Offering, Cash Tender Offers and Redemptions

        On February 7, 2012, we launched a cash tender offer to purchase up to $160.0 million aggregate principal amount of our outstanding $300.0 million aggregate principal amount of 8% Senior Subordinated Notes due 2014 ("Notes due 2014"). On February 21, 2012, holders of $109.0 million aggregate principal amount of our Notes due 2014 tendered pursuant to the cash tender offer. On February 22, 2012, we accepted for purchase $58.1 million aggregate principal amount for total consideration equal to (i) $972.50 per $1,000.00 in principal amount of notes validly tendered plus (ii) $30 per $1,000.00 in principal amount of the notes validly tendered. On March 7, 2012 we accepted for purchase the remaining $50.9 million aggregate principal amount of our Notes due 2014 tendered on February 21, 2012 for total consideration equal to (i) $972.50 per $1,000.00 in principal amount of notes validly tendered plus (ii) $30 per $1,000.00 in principal amount of the notes validly tendered. We also accepted $10,000 aggregate principal amount of Notes due 2014 tendered after February 21, 2012 for total consideration equal to $972.50 per $1,000 in principal amount of the notes validly tendered. We recorded a loss on extinguishment of $640,000 related to the cash tender offer and redeemed our Notes due 2014 during the fifty-two weeks ended March 29, 2012. On March 7, 2012 we announced our intent to redeem $51.0 million aggregate principal amount of Notes due 2014 at a price of $1,000 per $1,000 principal amount such that an aggregate of $160.0 million of Notes due 2014 would be retired through the tender offer and redemption. On April 6, 2012, we completed the redemption of $51.0 million aggregate principal amount of Notes due 2014 at a redemption price of 100% of the principal amount plus accrued and unpaid interest.

        On December 15, 2010, we issued $600.0 million aggregate principal amount of our 9.75% Senior Subordinated Notes due 2020 ("Notes due 2020") pursuant to an indenture, dated as of December 15, 2010, among the Issuer, the guarantors named therein and U.S. Bank National Association, as trustee (the "Indenture"). The Indenture provides that the notes are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by all of our existing and future domestic restricted subsidiaries that guarantee our other indebtedness.

        Concurrently with the offering of the Notes due 2020, we launched a cash tender offer and consent solicitation for any and all of our currently outstanding 11% Senior Subordinated Notes due 2016 (the "2016 Senior Subordinated Notes") at a purchase price of $1,031.00 plus a $30.00 consent fee for each $1,000.00 of principal amount of currently outstanding 2016 Subordinated Notes validly tendered and accepted by us on or before the early tender date, and Holdings launched a tender offer for its 12% Senior Discount Notes due 2014 (the "Discount Notes due 2014") at a purchase price of $797.00 plus a $30.00 consent fee for each $1,000.00 face amount (or $792.09 accreted value) of currently outstanding Discount Notes due 2014 validly tendered and accepted by Holdings on or before the early tender date (the "Cash Tender Offers"). As of December 29, 2010, we had purchased $95.1 million principal amount of our 2016 Senior Subordinated Notes for a total consideration of $104.8 million, and Holdings had purchased $215.5 million principal amount at face value (or $170.7 million accreted value) of the Discount Notes due 2014 for a total consideration of $185.0 million. We recorded a loss on extinguishment for the 2016 Senior Subordinated Notes and our Senior Secured Credit Facility Amendment, referred to below, of approximately $11.0 million and Holdings recorded a loss on extinguishment for the Discount Notes due 2014 of approximately $10.7 million.

        We used a portion of the net proceeds from the issuance of the Notes due 2020 to pay the consideration for the 2016 Senior Subordinated Notes Cash Tender Offer plus any accrued and unpaid interest and distributed proceeds to Holdings to be applied to the Holdings Discount Notes due 2014 Cash Tender Offer. On January 3, 2011, Holdings redeemed $88.5 million principal amount at face value (or $70.1 million accreted value) of the Discount Notes due 2014 that remained outstanding after the closing of the Cash Tender Offer at a price of $823.77 per $1,000.00 face amount (or $792.09 accreted value) of Discount Notes due 2014 for a total consideration of $76.1 million in accordance with the terms of the indenture governing the Discount Notes due 2014, as amended pursuant to the consent solicitation. Holdings recorded an additional loss on extinguishment related to the Discount Notes due 2014 of approximately $4.1 million. On December 30, 2010, we issued an irrevocable notice of redemption in respect of the $229.9 million principal amount of 2016 Senior Subordinated Notes that remained outstanding after the closing of the Cash Tender Offers, and we redeemed the remaining 2016 Senior Subordinated Notes at a price of $1,055.00 per $1,000.00 principal amount of 2016 Senior Subordinated Notes on February 1, 2011 for a total consideration of $255.2 million in accordance with the terms of the indenture governing the 2016 Senior Subordinated Notes. We recognized an additional loss on extinguishment of approximately $16.7 million in the fourth quarter of fiscal 2011.

Senior Secured Credit Facility Amendment

        On February 22, 2012, we entered into an incremental amendment to our Senior Secured Credit Facility pursuant to which we borrowed $300 million in term loans (the "Term Loan due 2018"), and used the proceeds, together with cash on hand, to fund the cash tender offer and redemption of $160 million of the 8% Senior Subordinated Notes due 2014 and to repay the existing Term Loan due 2013 in the amount of $140.7 million.

        On December 15, 2010, we amended our Senior Secured Credit Facility dated January 26, 2006. The amendments, among other things: (i) replaced the existing revolving facility with a new five year revolving facility (with higher interest rates than the existing revolving facility); (ii) extended the maturity of term loans held by term lenders who consented to such extension; (iii) increased the interest rates payable to holders of extended term loans; and (iv) included certain other modifications to the Senior Secured Credit Facility in connection with the foregoing.

Dividend

        During fiscal 2012, we used cash on hand to pay a dividend distribution to Parent in an aggregate amount of $109.6 million. Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business and to redeem its Term Loan Facility due June 2012, plus accrued and unpaid interest.

        During fiscal 2011, AMCE made dividend distributions to Holdings in an aggregate amount of $278.3 million, and Holdings used the available funds to make a principal payment related to a tender offer for the Discount Notes due 2014, in addition to interest payments, and to make dividend distributions to its stockholder, Parent. Holdings and Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business.

        During fiscal 2010, AMCE made dividend distributions to Holdings in an aggregate amount of $330.0 million, and Holdings used the available funds to make a cash interest payment on the Discount Notes due 2014 and made dividend distributions to its stockholder, Parent. Parent made payments to purchase term loans and reduced the principal balance of its Parent Term Loan Facility from $466.9 million to $193.3 million with a portion of the dividend proceeds. In addition, Holdings and Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business.

NCM Transactions

        All of our National CineMedia, LLC ("NCM") membership units are redeemable for, at the option of NCM, cash or shares of common stock of National CineMedia, Inc. ("NCM, Inc.") on a share-for-share basis. On August 18, 2010, we sold 6.5 million shares of common stock of NCM, Inc., in an underwritten public offering, for $16.00 per share and reduced our related investment in NCM by $36.7 million, the carrying amount of all shares sold. Net proceeds received on this sale were $99.8 million, after deducting related underwriting fees and professional and consulting costs of

$4.2 million, resulting in a gain on sale of $63.1 million. In addition, on September 8, 2010, we sold 155,193 shares of NCM, Inc. to the underwriters to cover over allotments for $16.00 per share and reduced our related investment in NCM by $867,000, the carrying amount of all shares sold. Net proceeds received on this sale were $2.4 million, after deducting related underwriting fees and professional and consulting costs of $99,000, resulting in a gain on sale of $1.5 million.

        On March 17, 2011, NCM, Inc., as sole manager of NCM, disclosed the changes in ownership interest in NCM pursuant to the Common Unit Adjustment Agreement dated as of February 13, 2007 ("2010 Common Unit Adjustment"). This agreement provides for a mechanism for adjusting membership units based on increases or decreases in attendance associated with theatre additions and dispositions. Prior to the 2010 Common Unit Adjustment, we held 18,803,420 units, or a 16.98% ownership interest, in NCM as of December 30, 2010. As a result of theatre closings and dispositions and a related decline in attendance, we elected to surrender 1,479,638 common membership units to satisfy the 2010 Common Unit Adjustment, leaving us with 17,323,782 units, or a 15.66% ownership interest, in NCM as of March 31, 2011. We recorded the surrendered common units as a reduction to deferred revenues for exhibitor services agreement at fair value of $25.4 million, based on a price per share of NCM, Inc. of $17.14 on March 17, 2011, and recorded the reduction of our NCM investment at weighted average cost for Tranche 2 Investments of $25.6 million, resulting in a loss on the surrender of the units of $207,000. The gain from the NCM, Inc. stock sales and the loss from the surrendered NCM common units are reported as Gain from NCM transactions on the Consolidated Statements of Operations. As a result of theatre closings and a related decline in attendance, the NCM Common Unit Adjustment for calendar 2011 called for a reduction in common units. We elected to pay NCM $214,000 to retain 16,717 common units effective March 16, 2012. The amount paid to retain the units decreased the deferred revenues for exhibitor services agreement available for amortization to advertising income for future periods.

Our Competitive Strengths

        We believe our leadership in major metropolitan markets, superior asset quality and continuous focus on innovation and the guest experience have positioned us well to capitalize disproportionately on trends providing momentum to the theatrical exhibition industry as a whole, particularly the mass adoption of digital and 3D technologies. We believe we can gain additional revenue from consumers by broadening our offerings to them and increasing our engagement with them. We can then enable marketers and partners, such as NCM, to engage with our guests, deriving further financial value and benefit. We believe our management team is uniquely equipped to execute our strategy to realize these opportunities, making us a particularly effective competitor in our industry and positioning us well for future growth. Our competitive strengths include:

        Broad National Reach.    Thirty-nine percent (39%) of Americans (or approximately 120 million consumers) live within 10 miles of an AMC theatre. This proximity and convenience, along with the affordability and diversity of our film product, drive approximately 200 million consumers into our theatres each year, or approximately 34.5 million unique visitors annually. We believe our ability to serve a broad consumer base across numerous entertainment occasions, such as teenage socializing, romantic dates and group events, is a competitive advantage. Our consumer reach, operating scale, access to diverse content and marketing platforms are valuable to content providers and marketers who want to access this broad and diverse audience.

        Major Market Leader.    We maintain the leading market share within our markets. As of March 29, 2012, we operated in 24 of the top 25 Designated Market Areas as defined by Nielsen Media Research ("DMAs") and had the number one or two market share in each of the top 15 DMAs, including New York City, Los Angeles, Chicago, Philadelphia, San Francisco, Atlanta and Dallas. In addition, 75% of our screens were located in the top 25 DMAs and 89% were located in the top 50 DMAs. Population growth from 2011 through 2016 is projected by Nielsen Claritas to be 4.9% in the top 25 DMAs and

4.7% in the top 50 DMAs, compared to only 2.5% in all other DMAs. Our strong presence in the top DMAs makes our theatres more visible and therefore strategically more important to content providers who rely on these markets for a disproportionately large share of box office receipts. According to Rentrak, during the 52 weeks ended March 29, 2012, 59% of all U.S. box office receipts were derived from the top 25 DMAs and 76% were derived from the top 50 DMAs. In certain of our densely populated major metropolitan markets, we believe a scarcity of attractive retail real estate opportunities enhances the strategic value of our existing theatres. We also believe the complexity inherent in operating in these major metropolitan markets is a deterrent to other less sophisticated competitors, protecting our market share position.

        We believe that customers in our major metropolitan markets are generally more affluent and culturally diverse than those in smaller markets. Traditionally, our strong presence in these markets has created a greater opportunity to exhibit a broad array of programming and premium formats, which we believe drives higher levels of attendance at our theatres. This has allowed us to generate higher per screen and per theatre operating metrics. For example, our average ticket price was $8.89 for our 52 weeks ended March 29, 2012, as compared to $7.93 for the industry as a whole for calendar year 2011.

        Modern, Highly Productive Theatre Circuit.    We believe the combination of our strong major market presence, focus on a superior guest experience and core operating strategies enables us to deliver industry-leading theatre level operating metrics. For the 52 weeks ended March 29, 2012, our theatre exhibition circuit in the United States generated attendance per average theatre of 580,000 (higher than any of our peers), revenues per average theatre of $7.5 million and operating cash flows (defined in Item 7—Operating Results) before rent and G&A per average theatre of $2.5 million. Over the past five fiscal years, we invested an average of $131.7 million per year to improve and expand our theatre circuit, contributing to the modern portfolio of theatres we operate today.

        Leader in Deployment of Premium Formats.    We also believe our strong major market presence and our highly productive theatre circuit allow us to take greater advantage of incremental revenue-generating opportunities associated with the premium services that will define the future of the theatrical business, including digital delivery, 3D projection, large screen formats, such as IMAX and our proprietary ETX offering, and alternative programming. As the industry's digital conversion accelerates, we believe we have established a differentiated leadership position in premium formats. For example, we are the world's largest IMAX exhibitor with 128 screens as of March 29, 2012, all of which are 3D enabled, and we expect to increase our IMAX screen count to 129 by the end of fiscal year 2013. We are able to charge a premium price for the IMAX experience, which, in combination with higher attendance levels, produces average weekly box office per print that is 300% greater than standard 2D versions of the same movie. The availability of IMAX and 3D content has increased significantly from calendar year 2005 to 2011. During this period, available 3D content increased from 3 titles to 45 titles while available IMAX content increased from 5 titles to 19 titles. Industry film grosses for available 3D products increased from $191.0 million to approximately $3.0 billion, while industry film grosses for available IMAX products increased from $864.0 million to approximately $3.0 billion over this time period. This favorable trend continues in calendar year 2012, with 36 3D titles and 13 IMAX titles slated to open, including highly successful franchise installments such as Journey 2: The Mysterious Island, Men in Black 3, Madagascar 3, The Amazing Spider Man, Ice Age: Continental Drift, Resident Evil 5, Silent Hill: Revelation, and The Great Gatsby. As reported in the May 6, 2012 issue of Box Office Analyst, the film release schedule for calendar year 2013 is beginning to solidify with 29 3D titles and 6 IMAX titles already announced, including sequels of high profile franchises such as Iron Man, Star Trek, Thor, Teenage Mutant Ninja Turtles and a 3D version of Jurassic Park. We expect that additional 3D and IMAX titles will be announced as the beginning of 2013 approaches.

        Innovative Growth Initiatives in Food and Beverage.    We believe our theatre circuit is better positioned than our peer competitors to generate additional revenue from broader and more diverse food and beverage offerings, in part due to our markets' larger, more diverse and more affluent customer base and our management's extensive experience in guest services, specifically within the food and beverage industry. Our annual food and beverage sales exceed the domestic food service sales generated from 17 of the top 75 ranked restaurant chains in the U.S., while representing only approximately 27% of our total revenue. To capitalize on this opportunity, we have introduced proprietary food and beverage offerings in 154 theatres as of March 29, 2012, and we intend to deploy these offerings across our theatre circuit based on the needs and specific circumstances of each theatre. Our wide range of food and beverage offerings features expanded menus, enhanced concession formats and unique dine-in theatre options, which we believe appeals to a larger cross section of potential customers. For example, in fiscal 2009 we converted a small, six-screen theatre in Atlanta, Georgia to a dine-in theatre facility with full kitchen facilities, seat side services and a separate bar and lounge area. From fiscal 2008 to fiscal 2012, this theatre's attendance increased over 60%, revenues more than doubled, and operating cash flow and margins increased significantly. We plan to continue to invest in one or more enhanced food and beverage offerings across 85 to 110 theatres over the next three years.

        Our food and beverage initiatives as of March 29, 2012 include:

  •
  Dine-in theatre concepts at 9 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area;

  •
  Concession Stand of the Future ("The Marketplace") at 6 locations, featuring self serve and premium concession items and specialty drinks;

  •
  Concession Freshen at 56 locations, which provides a guest friendly grab and go experience and creates visual interest and space for more products;

  •
  Better For You Merchandisers at 53 locations, addressing currently unmet guest needs by providing healthy choice concession items; and

  •
  Made To Order Hot Foods at 136 locations, including menu choices such as curly fries, chicken tenders and mozzarella sticks.

        Strong Cash Flow Generation.    We believe that our major market focus and highly productive theatre circuit have enabled us to generate significant cash flow provided by operating activities. For the 52 weeks ended March 29, 2012, our net cash provided by operating activities totaled $197.3 million. For the fiscal year ended March 31, 2011, on a pro forma basis for Kerasotes, our net cash provided by operating activities totaled $97.0 million. This strong cash flow will enable us to continue our deployment of premium formats and services and to finance planned capital expenditures without relying on the capital markets for funding. In addition, in future years, we expect to continue to generate cash flow sufficient to allow us to grow our revenues, maintain our facilities, service our indebtedness and make dividend payments to our stockholder.

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

Drive Consumer-Related Growth

        Capitalize on Premium Formats.    Technical innovation has allowed us to enhance the consumer experience through premium formats such as IMAX and 3D. Our customers are willing to pay a premium price for this differentiated entertainment experience. When combined with our major markets' customer base, the operating flexibility of digital technology will enhance our capacity utilization and dynamic pricing capabilities. This will enable us to achieve higher ticket prices for premium formats, and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. We have already seen success from the Metropolitan Opera, with respect to which, during fiscal 2012, we programmed 42 performances in over 130 theatres and charged an average ticket price of $18. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We will continue to broaden our content offerings through the installation of additional IMAX, ETX and RealD systems and the presentation of attractive alternative content. For example:

  •
  We have the leading market share of IMAX 3D-enabled digital projection systems. We expect to increase our IMAX screen count to 129 by the end of fiscal year 2013. These IMAX projection systems have been installed in many of our top performing locations in major U.S. markets, and each of our local IMAX installations is protected by geographic exclusivity. There have been 13 IMAX titles announced for calendar year 2012.

  •
  As of March 29, 2012, we had installed 3,692 digital projectors in our existing theatre base, representing a 73% digital penetration in our theatre circuit. We intend to continue our rapid deployment of digital projectors through our arrangements with DCIP and expect to have installed over 4,300 digital projectors by the end of fiscal year 2013. We lease our digital projection systems from DCIP and therefore do not bear the majority of the cost of the digital projector rollout. Operating a digital theatre circuit provides numerous benefits, which include forming the foundation for 3D formats and alternative programming, allowing for more efficient film operations, lowering costs and enabling a better, more versatile advertising platform.

  •
  To complement our deployment of digital technology, in 2006 we partnered with RealD to install their 3D enabled systems in our theatres. As of March 29, 2012, we had 2,191 RealD, 128 IMAX and 17 ETX 3D-enabled systems. During the past year, 3D films licensed by us in the U.S. have generated approximately 39% greater admissions revenue per person than the standard 2D versions of the same film, or approximately $3.27 additional revenue per ticket. There have been 36 3D titles announced for calendar year 2012.

  •
  During fiscal 2010, we introduced our proprietary large-screen digital format, ETX, and as of March 29, 2012 we operated at 17 locations. ETX features wall-to-wall screens that are 20% larger than traditional screens, a custom sound system that is three times more powerful than a traditional auditorium, and 3D-enabled digital projection with twice the clarity of high definition. We charge a premium price for the ETX experience, which, in combination with higher attendance levels, produces average weekly box office per print that is 200% more than standard 2D versions of the same movie, at approximately $5.38 additional revenue per ticket.

        Broaden and Enhance Food and Beverage Offerings.    To address consumer trends, we are expanding our menu of premium food and beverage products to include made-to-order meals, customized coffee, healthy snacks, alcohol and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, from simple, less capital-intensive concession design improvements to the development of new dine-in theatre options. We have successfully implemented our dine-in theatre offerings to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres to more efficiently leverage their additional capacity. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We plan to continue to invest in one or more enhanced food and beverage offerings across 85 to 110 theatres over the next three years.

        Maximize Guest Engagement and Loyalty.    In addition to differentiating the AMC Entertainment movie-going experience by deploying new sight and sound formats, as well as food and beverage offerings, we are also focused on creating differentiation through guest marketing. We are already the most recognized theatre exhibition brand, with almost 60% brand awareness in the United States. We are actively marketing our own "AMC experience" message to our customers, focusing on every aspect of a customer's engagement with AMC, from the moment a guest visits our website or purchases a ticket to the moment he leaves our theatre. We have also refocused our marketing to drive active engagement with our customers through a redesigned website, Facebook, Twitter, Short Message Service ("SMS") and push email campaigns. As of May 1, 2012, we had approximately 3.2 million "likes" on Facebook, and we engaged directly with our guests via close to 200 million emails in fiscal 2012. We have fully launched our new fee-based guest frequency program, AMC Stubs, on April 1, 2011. This new program replaces Moviewatcher Rewards, which ended fiscal 2011 with 1.5 million active members, many of which converted over to AMC Stubs. As of March 29, 2012, we had approximately 3.2 million AMC Stubs members, which represent approximately 18% of our attendance during fiscal 2012. Additional marketing initiatives include:

  •
  The ongoing continuous improvements of amctheatres.com, our Interactive Voice Response ("IVR") system, and expansion of our use of social medial channels to supplant traditional communication via newspapers with contemporary engagement platforms that offer comprehensive theatre, show time and movie-related information. Additional means of consumer engagement are being expanded to include email, social networking, Twitter and text messaging.

  •
  The addition of music, sports and other special events to transform our buildings into full-fledged entertainment venues. This growing complement to traditional content has grown to 86 events in fiscal 2012, including the very popular Metropolitan Opera series.

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

        Continue to Achieve Operating Efficiencies.    We believe that the size of our theatre circuit, our major market concentration and the breadth of our operations will allow us to continue to achieve economies of scale and further improve operating margins. Our operating strategies are focused on the following areas:

  •
  Leveraging our scale to lower our cost of doing business without sacrificing quality or the important elements of guest satisfaction. We have cost savings initiatives for procurement and other functions that allow for vendor consolidation, more targeted marketing and promotional efforts, energy management, and other programs that are expected to provide annual cost savings following March 29, 2012 of approximately $31.2 million.

  •
  Lowering occupancy costs in many of our facilities by renegotiating rental agreements with landlords, strictly enforcing co-tenancy provisions and effective auditing of common area billings. During fiscal 2009 through 2012 we renewed or renegotiated rental agreements at 99 locations. During this four year period, for these 99 locations we have reduced the aggregate annual rental amounts from the original terms by 24%, or approximately $20 million in total savings.

  •
  Maintaining our theatres to reduce deferred maintenance costs and lower future capital requirements that might otherwise be required to maintain our facilities in first class operating condition.

  •
  Creating and monetizing financial value from our strategic alliances and partnerships, such as NCM, DCIP, RealD and Open Road Films.

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

        During the period from 1990 to 2011, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 634 in 2008, according to the Motion Picture Association 2009 Theatrical Market Statistics.

        North American film distributors typically establish geographic film licensing zones and generally allocate available film to one theatre within each zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. In film zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. As of March 29, 2012, approximately 91% of our screens in the United States and Canada were located in film licensing zones where we are the sole exhibitor.

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

        There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Paramount Pictures, Twentieth Century Fox, Warner Bros. Distribution, Buena Vista Pictures (Disney), Sony Pictures Releasing, and Universal Pictures. Films licensed from these distributors accounted for approximately 83% of our U.S. and Canadian admissions revenues during fiscal 2012. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In fiscal 2012, no single distributor accounted for more than 20% of our box office admissions.

Concessions

        Concessions sales are our second largest source of revenue after box office admissions. Concessions items include popcorn, soft drinks, candy, hot dogs, premium concession items, specialty drinks, healthy choice items and made to order hot foods including menu choices such as curly fries, chicken tenders and jalapeño poppers. Different varieties of concession items are offered at our theatres based on preferences in that particular geographic region. As of March 29, 2012, we have implemented dine-in theatre concepts at 9 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area.

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

Employees

        As of March 29, 2012, we employed approximately 850 full-time and 17,700 part-time employees. Approximately 45% of our U.S. theatre associates were paid the minimum wage.

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

        Theatrical exhibition has demonstrated long-term steady growth. U.S. and Canadian box office revenues increased from $5.0 billion in 1989 to $10.2 billion in 2011, driven by increases in both ticket prices and attendance.

        The following table represents information about the exhibition industry obtained from the National Association of Theatre Owners ("NATO") and Rentrak.

Calendar Year	Box Office Revenues (in millions)	Attendance (in millions)	Average Ticket Price	Number of Theatres	Indoor Screens	Screens Per Theatre
2011	$10,190	1,285	$7.93	5,697	38,960	6.8
2010	10,580	1,339	7.90	5,773	38,892	6.7
2009	10,600	1,414	7.50	5,561	38,605	6.9
2008	9,634	1,341	7.18	5,403	38,934	7.2
2007	9,632	1,400	6.88	5,545	38,159	6.9
2006	9,170	1,401	6.55	5,543	37,776	6.8

        There are approximately 1,089 companies competing in the U.S./Canada theatrical exhibition industry, approximately 597 of which operate four or more screens. Industry participants vary substantially in size, from small independent operators to large international chains. Based on information obtained from Rentrak, we believe that the four largest exhibitors (in terms of box office revenue) generated approximately 58% of the box office revenues in 2011. This statistic is up from 33% in 2000 and is evidence that the theatrical exhibition business in the United States and Canada has been consolidating. According to NATO, average screens per theatre have increased from 6.5 in 2005 to 6.8 in 2011, which we believe is indicative of the industry's development of megaplex theatres.

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

        As major studio releases have declined in recent years, we believe independent distributors like Open Road Films could fill an important gap that exists in the market today for consumers, movie producers and theatrical exhibitors by providing a broader availability of movies to consumers. Theatrical exhibitors are uniquely positioned to not only support, but also benefit from new distribution companies and content providers. We believe the theatrical exhibition industry will continue to be attractive for a number of key reasons, including:

        A Highly Popular and Affordable Out-of-Home Entertainment Experience.    Going to the movies has been one of the most popular and affordable out-of-home entertainment options for decades. The estimated average price of a movie ticket was $7.93 in calendar 2011, considerably less than other out-of-home entertainment alternatives such as concerts and sporting events. In calendar 2011, attendance at indoor movie theatres in the United States and Canada was 1.3 billion. This contrasts to the 111.8 million combined annual attendance generated by professional baseball, basketball and football over the same period.

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

        Long History of Steady Growth.    The theatrical exhibition industry has produced steady growth in revenues over the past several decades. In recent years, net new build activity has slowed, and screen count has rationalized and is expected to decline in the near term before stabilizing, thereby increasing revenue per screen for existing theatres. The combination of the popularity of movie-going, its steady long-term growth characteristics and the industry's consolidation and relative maturity makes theatrical exhibition a high cash flow generating business today. Box office revenues in the United States and Canada have increased from $5.0 billion in 1989 to $10.2 billion in 2011, driven by increases in both ticket prices and attendance across multiple economic cycles. The industry has also demonstrated its resilience to economic downturns; during four of the last six recessions, attendance and box office revenues grew an average of 8.1% and 12.3%, respectively.

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

        Our theatres must comply with Title III of the Americans with Disabilities Act, or ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. Although we believe that our theatres are in substantial compliance with the ADA, in January 1999 the Civil Rights Division of the Department of Justice, or the Department, filed suit against us alleging that certain of our theatres with stadium-style seating violate the ADA. In separate rulings in 2002 and 2003, the Court ruled against us in the "line of sight" and the "non-line of sight" aspects of this case. In 2003, the Court entered a consent order and final judgment about the non-line of sight aspects of this case. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. The Company and the Department have reached a settlement regarding the extent of betterments related to the remaining remedies required for line-of-sight violations which the trial court approved the settlement on November 29, 2010. The Company estimates that the total cost of these betterments will be approximately $60,000,000, and through March 29, 2012 the Company has incurred and capitalized approximately $51,625,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date. As an employer covered by the ADA, we must make reasonable accommodations to the limitations of employees and qualified applicants with disabilities, provided that such reasonable accommodations do not pose an undue hardship on the operation of our business. In addition, many of our employees are covered by various government employment regulations, including minimum wage, overtime and working conditions regulations.

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

(d)   Financial Information About Geographic Areas

        For information about the geographic areas in which we operate, see Note 17—Operating Segment to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K. During fiscal 2012, revenues from our theatre operations outside the United States accounted for 4% of our total revenues. There are significant differences between the theatrical exhibition industry in the United States and in these international markets.

(e)   Available Information.

        We make available free of charge on our web site (www.amctheatres.com) under "Investor Relations—SEC Filings", AMCE's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission. In addition, the public may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

Item 1A.

RISK FACTORS

Risks Related to Our Business

Our substantial debt could adversely affect our operations and prevent us from satisfying those debt obligations.

        We have a significant amount of debt. As of March 29, 2012, we had outstanding $2,208.8 million of indebtedness ($2,223.6 million face amount), which consisted of $767.4 million under our Senior Secured Credit Facility ($770.3 million face amount), $588.4 million of our senior notes ($600.0 million face amount), $790.8 million of our existing subordinated notes and $62.2 million of existing capital and financing lease obligations, and $180.0 million would have been available for borrowing as additional senior debt under our Senior Secured Credit Facility. As of March 29, 2012, we also had approximately $4.0 billion of undiscounted rental payments under operating leases (with initial base terms generally between 15 to 20 years). The amount of our indebtedness and lease and other financial obligations could have important consequences to you. For example, it could:

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

        Prior to fiscal 2007, we had reported net losses in each of the prior nine fiscal years totaling approximately $510.1 million. For fiscal 2007, 2008, 2009, 2010, 2011 and 2012, we reported net earnings (losses) of $134.1 million, $43.4 million, $(81.2) million, $69.8 million, $(122.9) million and $(82.0) million, respectively. If we experience losses in the future, we may be unable to meet our payment obligations while attempting to expand our theatre circuit and withstand competitive pressures or adverse economic conditions.

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

        Our net capital expenditures aggregated approximately $139.4 million for fiscal 2012. We estimate that our planned capital expenditures will be between $130.0 million and $140.0 million in fiscal 2013 and will continue at approximately $120.0 million annually over the next three years. Actual capital expenditures in fiscal 2013 may differ materially from our estimates. We may have to seek additional financing or issue additional securities to fully implement our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

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

        In addition, we typically require 18 to 24 months in the United States from the time we identify a site to the opening of the theatre. We may also experience cost overruns from delays or other unanticipated costs. Furthermore, these new sites may not perform to our expectations.

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

        The opening of large megaplexes by us and certain of our competitors has drawn audiences away from some of our older, multiplex theatres. In addition, demographic changes and competitive pressures have caused some of our theatres to become unprofitable. As a result, we may have to close certain theatres or recognize impairment losses related to the decrease in value of particular theatres. We review long-lived assets, including intangibles, marketable securities and non-consolidated entities for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognized non-cash impairment losses in 1996 and in each fiscal year thereafter except for 2005. Our impairment losses of long-lived assets from continuing operations over this period aggregated to $298.1 million. Beginning fiscal 1999 through March 29, 2012, we also incurred theatre and other closure expenses, including theatre lease termination charges aggregating approximately $124.4 million. Deterioration in the performance of our theatres could require us to recognize additional impairment losses and close additional theatres, which could have an adverse effect on the results of our operations. We continually monitor the performance of our theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and significant theatre and other closure charges prior to expiration of underlying lease agreements.

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

        On January 29, 1999, the Civil Rights Division of the Department of Justice, or the Department, filed suit alleging that AMC Entertainment's stadium-style theatres violated the ADA and related regulations. The Company and the Department reached a settlement regarding the extent of betterments and remedies required for line-of-sight violations which the trial court approved on November 29, 2010. On January 21, 2003, the trial court entered summary judgment in favor of the Department on the non-line-of-sight matters. On December 5, 2003, the trial court entered a consent order and final judgment on non-line-of-sight issues under which the Company agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently the Company estimates that these betterments will be required at approximately 140 stadium-style theatres. The Company estimates that the total cost of these betterments will be approximately $60.0 million and through March 29, 2012 the Company has incurred approximately $51.6 million of these costs. The estimate is based on actual costs incurred on remediation work completed to date. See Note 14—Commitments and Contingencies to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

We rely on our information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these system fail or become unavailable for any significant period of time, our business could be harmed.

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

        In recent years, theatrical exhibition companies have emphasized the development of large megaplexes, some of which have as many as 30 screens in a single theatre. The industry-wide strategy of aggressively building megaplexes generated significant competition and rendered many older, multiplex theatres obsolete more rapidly than expected. Many of these theatres are under long-term lease commitments that make closing them financially burdensome, and some companies have elected to continue operating them notwithstanding their lack of profitability. In other instances, because theatres are typically limited use design facilities, or for other reasons, landlords have been willing to make rent concessions to keep them open. In recent years many older theatres that had closed are being reopened by small theatre operators and in some instances by sole proprietors that are able to negotiate significant rent and other concessions from landlords. As a result, there was growth in the number of screens in the U.S. and Canadian exhibition industry from 2005 to 2008. This has affected and may continue to affect the performance of some of our theatres. The number of screens in the U.S. and Canadian exhibition industry increased slightly from 2008 to 2011.

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

        Our success depends on general political, social and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on concessions, which accounted for 27% of our revenues in fiscal 2012, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers' discretionary income falls as a result of an economic downturn. Political events, such as terrorist attacks, could cause people to avoid our theatres or other public places where large crowds are in attendance.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The following table sets forth the general character and ownership classification of our theatre circuit, excluding unconsolidated joint ventures and managed theatres, as of March 29, 2012:

Property Holding Classification	Theatres	Screens
Owned	19	174
Leased pursuant to ground leases	6	73
Leased pursuant to building leases	313	4,691

Total	338	4,938

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

        Please refer to page 5 for the geographic locations of our Theatrical Exhibition circuit as of March 29, 2012. See Note 5—Property to the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 3.    Legal Proceedings.

        Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 14—Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Form 10-K.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common equity consists of Common Stock. There is currently no established public trading market for our Common Stock.

Common Stock

        On May 18, 2012, there was one stockholder of record of our Common Stock, AMC Entertainment Holdings, Inc.

        During fiscal 2012, AMCE used cash on hand to pay a dividend distribution to Parent in an aggregate amount of $109,581,000. Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business and to redeem its Term Loan Facility due June 2012, plus accrued and unpaid interest of $219,405,000.

        During fiscal 2011, AMCE made dividend distributions to Holdings in an aggregate amount of $278,258,000, and Holdings used the available funds to make a principal payment related to a tender offer for the Discount Notes due 2014, plus interest payments, and to make dividend distributions to its stockholder, Parent. Holdings and Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business.

        During fiscal 2010, AMCE made dividend distributions to Holdings in an aggregate amount of $329,981,000, and Holdings used the available funds to make a cash interest payment on the Discount Notes due 2014 and to make dividend distributions to its stockholder, Parent. Parent made payments to purchase term loans and reduced the principal balance of its Parent Term Loan Facility from $466,936,000 to $193,290,000 with a portion of the dividend proceeds. In addition, Holdings and Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business.

Issuer Purchase of Equity Securities

        There were no repurchases of AMCE Common Stock during the thirteen weeks ended March 29, 2012.

Item 6.    Selected Financial Data.

	Years Ended(1)(3)
	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008
	(in thousands, except operating data)
Statement of Operations Data:
Revenues:
Admissions	$1,777,467	$1,697,858	$1,711,853	$1,580,328	$1,615,606
Concessions	709,872	664,108	646,716	626,251	648,330
Other revenue	113,255	75,133	72,761	73,047	80,397

Total revenues	2,600,594	2,437,099	2,431,330	2,279,626	2,344,333

Operating Costs and Expenses:
Film exhibition costs	945,012	887,758	928,632	842,656	860,241
Concession costs	97,236	83,187	72,854	67,779	69,597
Operating expense(7)	721,426	713,846	610,774	576,022	572,740
Rent	468,823	475,810	440,664	448,803	439,389
General and administrative:
Merger, acquisition and transactions costs	2,870	14,085	2,280	650	3,739
Management fee	5,000	5,000	5,000	5,000	5,000
Other	51,776	58,136	57,858	53,628	39,102
Depreciation and amortization	214,029	212,413	188,342	201,413	222,111
Impairment of long-lived assets	285	12,779	3,765	73,547	8,933

Operating costs and expenses	2,506,457	2,463,014	2,310,169	2,269,498	2,220,852
Operating income (loss)	94,137	(25,915)	121,161	10,128	123,481
Other expense (income)	1,402	27,847	11,032	—	(1,643)
Interest expense:
Corporate borrowings	161,645	143,522	126,458	115,757	131,157
Capital and financing lease obligations	5,968	6,198	5,652	5,990	6,505
Equity in earnings of non-consolidated entities(5)	(12,559)	(17,178)	(30,300)	(24,823)	(43,019)
Gains on NCM transactions	—	(64,441)	—	—	—
Investment loss (income)(6)	17,629	(391)	(205)	(1,696)	(23,782)

Earnings (loss) from continuing operations before income taxes	(79,948)	(121,472)	8,524	(85,100)	54,263
Income tax provision (benefit)	2,015	1,950	(68,800)	5,800	12,620

Earnings (loss) from continuing operation	(81,963)	(123,422)	77,324	(90,900)	41,643
Earnings (loss) from discontinued operations, net of income tax provision(2)	(25)	569	(7,534)	9,728	1,802

Net earnings (loss)	$(81,988)	$(122,853)	$69,790	$(81,172)	$43,445

Balance Sheet Data (at period end):
Cash and equivalents	$272,337	$301,158	$495,343	$534,009	$106,181
Corporate borrowings	2,146,534	2,102,540	1,832,854	1,687,941	1,615,672
Other long-term liabilities	426,829	432,439	309,591	308,701	351,310
Capital and financing lease obligations	62,220	65,675	57,286	60,709	69,983
Stockholder's equity	154,340	360,159	760,559	1,039,603	1,133,495
Total assets	3,637,992	3,740,245	3,653,177	3,725,597	3,847,282
Other Data:
Net cash provided by operating activities	$197,327	$92,072	$258,015	$200,701	$220,208
Capital expenditures	(139,359)	(129,347)	(97,011)	(121,456)	(171,100)
Proceeds from sale/leasebacks	953	4,905	6,570	—	—
Screen additions	26	55	6	83	136
Screen acquisitions	—	960	—	—	—
Screen dispositions	120	400	105	77	196
Average screens—continuing operations(4)	4,977	5,086	4,485	4,545	4,561
Number of screens operated	5,034	5,128	4,513	4,612	4,606
Number of theatres operated	346	360	297	307	309
Screens per theatre	14.5	14.2	15.2	15.0	14.9
Attendance (in thousands)—continuing operations(4)	199,884	194,412	200,285	196,184	207,603

(1)
Cash dividends declared on common stock for fiscal 2012, 2011, 2010, 2009 and 2008 were $109,581,000, $278,258,000, $329,981,000, $35,989,000 and $296,830,000, respectively.

(2)
All fiscal years presented includes earnings and losses from discontinued operations related to 44 theatres in Mexico that were sold during fiscal 2009.

(3)
Fiscal 2008 includes 53 weeks. All other years have 52 weeks.

(4)
Includes consolidated theatres only.

(5)
During fiscal 2008, equity in earnings of non-consolidated entities includes a gain of $18,751,000 from the sale of Hoyts General Cinema South America.

(6)
During fiscal 2012, investment loss (income) includes an impairment loss of $17,751,000, related to the Company's investment in RealD Inc. common stock. Fiscal 2008 includes a gain of $15,977,000 from the sale of the Company's investment in Fandango, Inc.

(7)
Includes theatre and other closure expense (income) for fiscal 2012, 2011, 2010, 2009, and 2008 of $7,449,000, $60,763,000, $2,573,000, $(2,262,000) and $(20,970,000), respectively. In the fourth quarter of fiscal 2011, the Company permanently closed 73 underperforming screens in six theatre locations while continuing to operate 89 screens at these locations, and discontinued development of and ceased use of certain vacant and under-utilized retail space at four other theatres, resulting in a charge of $55,015,000 for theatre and other closure expense.

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

Overview

        We are one of the world's leading theatrical exhibition companies. As of March 29, 2012, we owned, operated or had interests in 346 theatres and 5,034 screens with 99%, or 4,993, of our screens in the U.S. and Canada.

        During the fifty-two weeks ended March 29, 2012, we opened one theatre with 12 screens in the U.S., permanently closed 15 theatres with 106 screens in the U.S., and temporarily closed and reopened one theatre with 14 screens in the U.S. to remodel into a dine-in theatre.

        Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre concession sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from the AMC Stubs guest frequency membership program, rental of theatre auditoriums, breakage income from gift card and packaged ticket sales, on-line ticketing fees and arcade games located in theatre lobbies.

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

        Concessions sales are our second largest source of revenue after box office admissions. Concessions items traditionally include popcorn, soft drinks, candy and hot dogs. Different varieties of concession items are offered at our theatres based on preferences in that particular geographic region. Our strategy emphasizes prominent and appealing concessions counters designed for rapid service and efficiency, including a guest friendly self-serve experience. We design our theatres to have more concessions capacity to make it easier to serve larger numbers of customers. Strategic placement of large concessions stands within theatres increases their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the concessions stands. To address recent consumer trends, we are expanding our menu of premium food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, alcohol and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, from simple, less capital-intensive concession design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently leverage their additional capacity. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. As of March 29, 2012, we have 154 theatres featuring one or more of our proprietary food and beverage concepts. We have successfully implemented our dine-in theatre concepts at 9 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area. We plan to continue to invest in one or more enhanced food and beverage offerings over the next three years across 85 to 110 theatres.

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

        During fiscal 2012, films licensed from our six largest distributors based on revenues accounted for approximately 83% of our U.S. and Canada admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year.

        During the period from 1990 to 2011, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 638 in 2008, according to the Motion Picture Association of America 2011 MPAA Theatrical Market Statistics and prior reports. The number of digital 3D films released annually increased to a high of 45 in 2011 from a low of 0 during this same time period.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions, substantial upgrades to seating concepts, expansion of food and beverage offerings, including dine-in-theatres, and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of theatres. Typically our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. As of March 29, 2012, approximately 46.4% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 2.5% of our screens were IMAX 3D enabled screens. We are the largest IMAX exhibitor in the world, with a 45% market share in the United States and nearly twice the screen count of the second largest U.S. IMAX exhibitor, and each of our IMAX local installations is protected by geographic exclusivity. The following table identifies the upgrades to our theatre circuit during fiscal 2012:

Format	Number of Screens As of March 29, 2012	Number of Screens As of March 31, 2011	Increase in Number of Screens
Digital	3,692	2,301	1,391
3D enabled	2,208	1,603	605
IMAX (3D enabled)	128	107	21
ETX (3D enabled)	17	14	3
Dine-in theatres	81	61	20

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

        We granted 38,876.72873 options on December 23, 2004, 600 options on January 26, 2006, 15,980.45 options on March 6, 2009, and 4,786 options on May 28, 2009 to employees to acquire our common stock. The fair value of these options on their respective grant dates was $22.4 million, $138,000, $2.1 million and $0.65 million, respectively. All of these options currently outstanding are equity classified.

        During fiscal 2011, we granted 6,507 options and 6,856 shares of restricted stock. The fair value of these options and restricted shares on their respective grant dates was approximately $1.9 million and $5.2 million, respectively. During the first quarter of fiscal 2012, there was a stock option grant for 7 shares, a restricted stock (time vesting) grant of 7 shares, and a restricted stock (performance vesting) grant of 1,346 shares. The fair value of the options and restricted stock (performance vesting) shares was approximately $2,056 and $1.0 million, respectively. All of the awards currently outstanding are equity classified.

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

        The common stock value of $339.59 per share used to estimate the fair value of each option on the May 28, 2009 grant date was based upon a valuation prepared by management on behalf of the Compensation Committee of the Board of Directors. Management chose not to obtain a contemporaneous valuation performed by an unrelated valuation specialist as management believed that the valuation obtained at January 1, 2009 and the subsequent stock sales and purchases were recent and could easily be updated and rolled forward without engaging a third party and incurring additional costs. Additionally, management considered that the number of options granted generated a relatively low amount of annual expense over 5 years ($130,100) and that any differences in other estimates of fair value would not be expected to materially impact the related annual expense. The common stock value was estimated based on current estimates of annual operating cash flows multiplied by the current average peer group multiple for similar publicly traded competitors of 6.7x less net indebtedness, plus the current fair value of our investment in NCM. Management compared the estimated stock value of $339.59 per share with the $323.95 value per share discussed above related to the March 6, 2009 option grant and noted the overall increase in value was due to the following:

March 6, 2009 grant value per share	$323.95

Decline in net indebtedness	20.15
Increase in value of investment in NCM	37.10
Increase due to peer group multiple	47.89
Decrease in annual operating cash flows	(89.50)

May 28, 2009 grant value per share	$339.59

        The common stock value of $752 per share was used to estimate the fair value of each option and restricted share on July 8, 2010. The common stock value of $752 per share was based upon a contemporaneous valuation reflecting market conditions on July 8, 2010, which was prepared by an independent third party valuation specialist, and was used to estimate grants of 6,167 options and 6,431 shares of restricted stock granted in July 2010. The third party valuation was reviewed by management and provided to our board of directors and the Compensation Committee of our board of directors. In determining the fair market value of our common stock, the board of directors and the Compensation Committee of our board of directors considered the valuation report and other qualitative and quantitative factors that they considered relevant. The common stock value of $752 per share was used to estimate the fair value of each of the remaining grants of options and shares of restricted stock during fiscal 2011 granted on each of August 2, 2010, December 23, 2010, March 22, 2011, and April 6, 2011 as the Company believed at the time of grant that the valuation reflected current market conditions on each of such grant dates. The Company believes that market conditions had not changed significantly over the course of fiscal 2011. The total estimated grant date fair value for 5,484 shares of restricted stock (time vesting) and 1,372 shares of restricted stock (performance vesting, where the performance targets were established at the grant date following ASC 718-10-55-95) was based on $752 per share and was $4.1 million and $1.0 million, respectively. The estimated grant date fair value of the options granted on 5,484 shares under the 2010 Equity Incentive Plan was $293.72 per share, or $1.6 million, and was determined using the Black-Scholes option-pricing model. The estimated grant date fair value of the options granted on 1,023 shares under the 2004 Stock Option Plan was $300.91 per share, or $308,000, and was determined using the Black-Scholes option-pricing model. The option exercise price for these grants was $752 per share, and the estimated fair value of the shares was $752, resulting in $0 intrinsic value for the option grants. The estimated grant date fair value of the options granted on April 6, 2011 on 7 shares under the 2010 Equity Incentive Plan was $293.72 per share, or $2,056, and was determined using the Black-Scholes option-pricing model. The option exercise price for these grants was $752 per share, and the estimated fair value of the shares was $752, resulting in $0 intrinsic value for the option grants. The estimated grant date fair value for the 7 shares of restricted stock (time vesting) granted on April 6, 2011 was $5,264, or approximately $752 per share.

        The common stock value of $755 per share used to estimate the fair value of the restricted stock (performance vesting) shares on June 22, 2011 was based upon a contemporaneous valuation reflecting market conditions on June 22, 2011, which was prepared by an independent third party valuation specialist. The third party valuation was reviewed by management and provided to our board of directors and the Compensation Committee of our board of directors. In determining the fair market value of our common stock, the board of directors and the Compensation Committee of our board of directors considered the valuation report and other qualitative and quantitative factors that they considered relevant. The total estimated grant date fair value for 1,346 shares of restricted stock (performance vesting, where the performance targets were established at the grant date following ASC 718-10-55-95), was based on $755 per share and was $1.0 million.

        As of March 29, 2012, there was approximately $4.4 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under both the 2010 Equity Incentive Plan and the 2004 Stock Option Plan.

Significant Events

        Prior to the fourth quarter of fiscal 2012, we recognized breakage income when gift card redemptions were deemed remote and we determined that there was no legal obligation to remit the unredeemed gift cards to the relevant tax jurisdiction ("Remote Method"), which, based on historical information, we concluded to be 18 months after the gift card was issued. At the end of the fourth quarter of fiscal 2012, we concluded we had accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow us to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, we changed our method for recording gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards ("Proportional Method"). We believe the Proportional Method is preferable to the Remote Method as it better reflects the gift card earnings process resulting in the recognition of gift card breakage income over the period of gift card redemptions (i.e., over the performance period). We will continue to review historical gift card redemption information at each reporting period to assess the continued appropriateness of the gift card breakage rates and pattern of redemption.

        In accordance with ASC 250, Accounting Changes and Error Corrections, we concluded that this accounting change represented a change in accounting estimate effected by a change in accounting principle and accordingly, accounted for the change as a change in estimate following a cumulative catch-up method. As a result, the cumulative catch-up adjustment recorded at the end of the fourth quarter of fiscal 2012 resulted in an additional $14,969,000 of gift card breakage income under the Proportional Method. Inclusive of this cumulative catch-up, we recognized $32,633,000 of gift card breakage income in fiscal 2012. Gift card breakage income has been reclassified from other income to other theatre revenues during fiscal 2012 with conforming reclassifications made for prior periods.

        On February 7, 2012, we launched a cash tender offer to purchase up to $160,000,000 aggregate principal amount of our outstanding $300,000,000 aggregate principal amount of 8% Senior Subordinated Notes due 2014 ("Notes due 2014"). On February 21, 2012, holders of $108,955,000 aggregate principal amount of our Notes due 2014 tendered pursuant to the cash tender offer. On February 22, 2012, we accepted for purchase $58,063,000 aggregate principal amount for total consideration equal to (i) $972.50 per $1,000 in principal amount of notes validly tendered plus (ii) $30 per $1,000 in principal amount of the notes validly tendered. On March 7, 2012 we accepted for purchase the remaining $50,892,000 aggregate principal amount of our Notes due 2014 tendered on February 21, 2012 for total consideration equal to (i) $972.50 per $1,000 in principal amount of notes validly tendered plus (ii) $30 per $1,000 in principal amount of the notes validly tendered. We also accepted $10,000 aggregate principal amount of Notes due 2014 tendered after February 21, 2012 for total consideration equal to $972.50 per $1,000 in principal amount of the notes validly tendered. We recorded a loss on extinguishment of $640,000 related to the cash tender offer and redeemed our Notes due 2014 during the fifty-two weeks ended March 29, 2012. On March 7, 2012 we announced our intent to redeem $51,035,000 aggregate principal amount of Notes due 2014 at a price of $1,000 per $1,000 principal amount such that an aggregate of $160,000,000 of Notes due 2014 would be retired through the tender offer and redemption. On April 6, 2012, we completed the redemption of $51,035,000 aggregate principal amount of Notes due 2014 at a redemption price of 100% of the principal amount plus accrued and unpaid interest.

        On February 22, 2012, we entered into an incremental amendment to our Senior Secured Credit Facility pursuant to which we borrowed a term loan (the "Term Loan due 2018"), the proceeds of which, together with cash on hand, were used to fund the cash tender offer and redemption of the

Notes due 2014 and to repay our existing Term Loan due 2013. The Term Loan due 2018 was issued under the Senior Secured Credit Facility for $300,000,000 aggregate principal amount and net proceeds received were $297,000,000. The Term Loan due 2018 requires repayments of principal of 1% per annum and the remaining principal payable upon maturity on February 22, 2018. The Term Loan due 2018 bears interest at 4.25% as of March 29, 2012 which is based on LIBOR plus 3.25% and subject to a 1.00% minimum LIBOR rate. On February 22, 2012, we redeemed the outstanding Term Loan due 2013 at a redemption price of 100% of the then outstanding aggregate principal balance of $140,657,000. The Term Loan due 2013 bore interest at 2.0205% on February 22, 2012 which was based on LIBOR plus 1.75%. We recorded a loss on extinguishment of the Term Loan due 2013 of $383,000, during the fifty-two weeks ended March 29, 2012.

        On December 29, 2011, we reviewed the fair value of our investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1). Our investment in RealD Inc. common stock had been in an unrealized loss position for approximately six months at December 29, 2011. We reviewed the unrealized loss for a possible other-than-temporary impairment and determined that the loss as of December 29, 2011 was other-than-temporary. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. On December 29, 2011, we recognized an impairment loss of $17,751,000 within investment loss (income), related to unrealized losses previously recorded in accumulated other comprehensive loss, as we have determined the decline in fair value below historical cost to be other than temporary at December 29, 2011. Consideration was given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

        On April 1, 2011, we fully launched AMC Stubs, a guest frequency program which allows members to earn rewards, including $10 for each $100 spent, redeemable on future purchases at AMC locations. The portion of the admissions and concessions revenues attributed to the rewards is deferred as a reduction of admissions and concessions revenues, based on member redemptions. Rewards must be redeemed no later than 90 days from the date of issuance. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. Rewards not redeemed within 90 days are forfeited and recognized as admissions or concessions revenues based on original point of sale. The program's annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

        Since launching AMC Stubs during the current fiscal year we have experienced an initial increase in membership which has resulted in more rewards earned than redeemed. As of March 29, 2012, we had 3.2 million AMC Stubs members. Our AMC Stubs members represented approximately 18% of our attendance during fiscal 2012 with an average ticket price 5% lower than our non-members and concession expenditures per patron 26% higher than non-members. As a result of launching AMC Stubs, our admissions and concessions revenues have been reduced during the current fiscal year, and because the program is new, there was no similar impact in the prior fiscal year. The following table reflects AMC Stubs activity during the fifty-two weeks ended March 29, 2012:

			AMC StubsRevenue for Fifty-Two Weeks Ended March 29, 2012
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, March 31, 2011	$858	$579
Membership fees received	27,477	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	16,752	—	(16,752)	—
Concessions	—	32,209	—	—	(32,209)
Rewards redeemed:
Admissions	—	(10,819)	—	10,819	—
Concessions	—	(17,760)	—	—	17,760
Amortization of deferred revenue	(14,642)	—	14,642	—	—

For the period ended or balance as of March 29, 2012	$13,693	$20,961	$14,642	$(5,933)	$(14,449)

        On March 31, 2011, Marquee Holdings Inc., a direct, wholly-owned subsidiary of Parent and a holding company, the sole asset of which consisted of the capital stock of AMCE, was merged with and into Parent, with Parent continuing as the surviving entity. As a result of the merger, AMCE became a direct subsidiary of Parent.

        During the fourth quarter of our fiscal year ending March 31, 2011, we evaluated excess capacity and vacant and under-utilized retail space throughout our theatre circuit. On March 28, 2011, management decided to permanently close 73 underperforming screens and auditoriums in six theatre locations in the United States and Canada while continuing to operate 89 screens at these locations. The permanently closed screens are physically segregated from the screens that will remain in operation and access to the closed space is restricted. Additionally, management decided to discontinue development of and cease use of (including for storage) certain vacant and under-utilized retail space at four other theatres in the United States and the United Kingdom. As a result of closing the screens and auditoriums and discontinuing the development and use of the other spaces, we recorded a charge of $55,015,000 for theatre and other closure expense, which is included in operating expense in the Consolidated Statements of Operations during the fiscal year ending March 31, 2011. The charge to theatre and other closure expense reflects the discounted contractual amounts of the existing lease obligations of $53,561,000 for the remaining 7 to 13 year terms of the leases as well as expenses incurred for related asset removal and shutdown costs of $1,454,000. A significant portion of each of the affected properties will be closed and no longer used. The charges to theatre and other closure expense do not result in any new, increased or accelerated obligations for cash payments related to the underlying long-term operating lease agreements. We expect that the estimated future savings in variable operating expenses as a result of our exit plan and from operating these ten theatres in a more efficient manner will exceed the estimated loss in attendance and revenues that we may experience related to the closed auditoriums.

        In addition to the auditorium closures, we permanently closed 22 theatres with 144 screens in the U.S. during the fifty-two weeks ended March 31, 2011 prior to the expiration of the lease term. We recorded $5,748,000 for theatre and other closure expense, which is included in operating expense in the Consolidated Statements of Operations, due primarily to the remaining lease terms of 5 theatre closures and accretion of the closure liability related to theatres closed during prior periods. Of the theatre closures in fiscal 2011, 9 theatres with 35 screens are owned properties with no related lease obligation; 7 theatres with 67 screens had leases that were allowed to expire; a single screen theatre with a management agreement was allowed to expire; and 5 theatres with 41 screens were closed with remaining lease terms in excess of one month. Reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and common area maintenance.

        On December 15, 2010, we completed the offering of $600,000,000 aggregate principal amount of our 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020"). Concurrently with the offering of the Notes due 2020 offering, we launched a cash tender offer and consent solicitation for any and all of our then outstanding $325,000,000 aggregate principal amount 11% Senior Subordinated Notes due 2016 ("Notes due 2016") at a purchase price of $1,031 plus a $30 consent fee for each $1,000 of principal amount of currently outstanding Notes due 2016 validly tendered and accepted by us on or before the early tender date (the "Cash Tender Offer"). We used the net proceeds from the issuance of the Notes due 2020 to pay the consideration for the Cash Tender Offer plus accrued and unpaid interest on $95,098,000 principal amount of Notes due 2016 validly tendered. We recorded a loss on extinguishment related to the Cash Tender Offer of $7,631,000 in Other expense during the fifty-two weeks ended March 31, 2011, which included previously capitalized deferred financing fees of $1,681,000, a tender offer and consent fee paid to the holders of $5,801,000 and other expenses of $149,000. We redeemed the remaining $229,902,000 aggregate principal amount outstanding Notes due 2016 at a price of $1,055 per $1,000 principal amount on February 1, 2011 in accordance with the terms of the indenture. We recorded a loss on extinguishment related to the Cash Tender Offer of $16,701,000 in Other expense during the fifty-two weeks ended March 31, 2011, which included previously capitalized deferred financing fees of $3,958,000, a tender offer and consent fee paid to the holders of $12,644,000 and other expenses of $99,000.

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

        All of our NCM membership units are redeemable for, at the option of NCM, cash or shares of common stock of NCM, Inc. on a share-for-share basis. On August 18, 2010, we sold 6,500,000 shares of common stock of NCM, Inc., in an underwritten public offering for $16.00 per share and reduced our related investment in NCM by $36,709,000, the carrying amount of all shares sold. Net proceeds received on this sale were $99,840,000, after deducting related underwriting fees and professional and consulting costs of $4,160,000, resulting in a gain on sale of $63,131,000. In addition, on September 8, 2010, we sold 155,193 shares of NCM, Inc. to the underwriters to cover over allotments for $16.00 per share and reduced our related investment in NCM by $867,000, the carrying amount of all shares sold. Net proceeds received on this sale were $2,384,000, after deducting related underwriting fees and professional and consulting costs of $99,000, resulting in a gain on sale of $1,517,000.

        On March 17, 2011, NCM, Inc., as sole manager of NCM, disclosed the changes in ownership interest in NCM pursuant to the Common Unit Adjustment Agreement dated as of February 13, 2007 ("2010 Common Unit Adjustment"). This agreement provides for a mechanism for adjusting membership units based on increases or decreases in attendance associated with theatre additions and dispositions. Prior to the 2010 Common Unit Adjustment, we held 18,803,420 units, or a 16.98% ownership interest, in NCM as of December 30, 2010. As a result of theatre closings and dispositions and a related decline in attendance, we elected to surrender 1,479,638 common membership units to satisfy the 2010 Common Unit Adjustment, leaving us with 17,323,782 units, or a 15.66% ownership interest, in NCM as of March 31, 2011. We recorded the surrendered common units as a reduction to deferred revenues for exhibitor services agreement at fair value of $25,361,000, based on a price per share of NCM, Inc. of $17.14 on March 17, 2011, and recorded the reduction of the Company's NCM investment at weighted average cost for Tranche 2 Investments of $25,568,000, resulting in a loss on the surrender of the units of $207,000. The gain from the NCM, Inc. stock sales and the loss from the surrendered NCM common units are reported as Gain from NCM transactions on the Consolidated Statements of Operations. As a result of theatre closings and a related decline in attendance, the NCM Common Unit Adjustment for calendar 2011 called for a reduction in common units. We elected to pay NCM $214,000 to retain 16,717 common units effective March 16, 2012. The amount paid to retain the units decreased the deferred revenues for exhibitor services agreement available for amortization to advertising income for future periods.

        On May 24, 2010, we completed the acquisition of 92 theatres and 928 screens from Kerasotes Showplace Theatres, LLC ("Kerasotes"). Kerasotes operated 95 theatres and 972 screens in mid-sized, suburban and metropolitan markets, primarily in the Midwest. More than three quarters of the Kerasotes theatres feature stadium seating and almost 90 percent have been built since 1994. The purchase price for the Kerasotes theatres paid in cash at closing, was $276,798,000, net of cash acquired, and was subject to working capital and other purchase price adjustments. We paid working capital and other purchase price adjustments of $3,808,000 during the second quarter of fiscal 2011, based on the final closing date working capital and deferred revenue amounts, and have included this amount as part of the total purchase price. The acquisition of Kerasotes significantly increased our size. Accordingly, results of operations for the fifty-two weeks ended March 29, 2012, which include fifty-two weeks of operations of the theatres we acquired, are not comparable to our results for the fifty-two weeks ended March 31, 2011, which include forty-four weeks of the operations we acquired, and are not comparable to our results for the fifty-two weeks ended April 1, 2010, which did not include any results of operations for the theatres we acquired. For additional information about the Kerasotes acquisition, see Note 3—Acquisition to our Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

        On March 10, 2010, Digital Cinema Implementation Partners, LLC ("DCIP") completed its financing transactions for the deployment of digital projection systems to nearly 14,000 movie theatre screens across North America, including screens operated or managed by the Company, Regal Entertainment Group and Cinemark Holdings, Inc. At closing, we contributed 342 projection systems that we owned to DCIP, which we recorded at estimated fair value as part of an additional investment in DCIP of $21,768,000. We also made cash investments in DCIP of $840,000 at closing and DCIP made a distribution of excess cash to us after the closing date and prior to fiscal 2010 year-end of

$1,262,000. We recorded a loss on contribution of the 342 projection systems of $563,000, based on the difference between estimated fair value and our carrying value on the date of contribution. On March 26, 2010, we acquired 117 digital projectors from third party lessors for $6,784,000 and sold them together with seven digital projectors that we owned to DCIP for $6,570,000. We recorded a loss on the sale of these 124 systems to DCIP of $697,000. As of March 29, 2012, we operated 3,692 digital projection systems leased from DCIP pursuant to operating leases and anticipate that we will have deployed over 4,300 of these systems in our existing theatres by the end fiscal 2013.

        The additional digital projection systems have allowed us to add additional 3D enabled screens to our circuit where we are generally able to charge a higher admission price than 2D. The digital projection systems leased from DCIP and its affiliates have replaced most of our existing 35 millimeter projection systems in our U.S. theatres. We are examining the estimated depreciable lives for our existing 35 millimeter projection systems, with a net book value of $1,400,000 as of March 29, 2012, and have adjusted the depreciable lives in order to accelerate the depreciation of the applicable existing 35 millimeter projection systems, so that such systems are fully depreciated at the end of the digital projection system deployment timeframe. We currently estimate these assets will be fully depreciated in fiscal 2013. Upon full deployment of the digital projection systems, we expect the cash rent expense of such equipment to approximate $4,500,000, annually, and the deferred rent expense to approximate $5,500,000, annually, which will be recognized in our Consolidated Statements of Operations as operating expense. See Note 7—Investments to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.

        On June 9, 2009, we completed the offering of $600,000,000 aggregate principal amount of our 8.75% Senior Notes due 2019 (the "Notes due 2019"). Concurrently with the notes offering, we launched a cash tender offer and consent solicitation for any and all of our then outstanding $250,000,000 aggregate principal amount of 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012") at a purchase price of $1,000 plus a $30 consent fee for each $1,000 of principal amount of currently outstanding Fixed Notes due 2012 validly tendered and accepted by us on or before the early tender date (the "Cash Tender Offer"). We used the net proceeds from the issuance of the Notes due 2019 to pay the consideration for the Cash Tender Offer plus accrued and unpaid interest on the $238,065,000 principal amount of the Fixed Notes due 2012. We recorded a loss on extinguishment related to the Cash Tender Offer of $10,826,000 in Other expense during the fifty-two weeks ended April 1, 2010, which included previously capitalized deferred financing fees of $3,312,000, a consent fee paid to holders of $7,142,000, and other expenses of $372,000. On August 15, 2009, we redeemed the remaining $11,935,000 of Fixed Notes due 2012 at a price of $1,021.56 per $1,000 principal in accordance with the terms of the indenture. We recorded a loss of $450,000 in Other expense related to the extinguishment of the remaining Fixed Notes due 2012 principal during the fifty-two weeks ended April 1, 2010, which included previously capitalized deferred financing fees of $157,000, a consent fee paid to the holder of $257,000 and other expenses of $36,000.

        We acquired Grupo Cinemex, S.A. de C.V. ("Cinemex"), in January 2006 as part of a larger acquisition of Loews Cineplex Entertainment Corporation. On December 29, 2008, we sold all of our interests in Cinemex, which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. ("Entretenimiento"). The purchase price received at the date of the sale and in accordance with the Stock Purchase Agreement was $248,141,000. During the year ended April 1, 2010, we received payments of $4,315,000 for purchase price related to tax payments and refunds, and a working capital calculation and post closing adjustments. During the year ended March 31, 2011, we received payments, net of legal fees, of $1,840,000 of the purchase price related to tax payments and refunds. Additionally, we estimate that we are contractually entitled to receive an additional $6,602,000 of the purchase price related to tax payments and refunds. While we believe we are entitled to these amounts from Cinemex, the collection will require litigation which was initiated by us on April 30, 2010. Resolution could take place over a prolonged period. In fiscal 2010, as a result of the litigation, we established an allowance for doubtful accounts related to this receivable and further directly charged off certain amounts as uncollectible with an offsetting charge of $8,861,000 recorded to loss on disposal included as a component of discontinued operations.

        The operations and cash flows of the Cinemex theatres have been eliminated from our ongoing operations as a result of the disposal transaction. We do not have any significant continuing involvement in the operations of the Cinemex theatres. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented. We do not operate any other theatres in Mexico and have divested of the majority of our other investments in international theatres in Japan, Hong Kong, Spain, Portugal, France, Argentina, Brazil, Chile, and Uruguay over the past several years as part of our overall business strategy.

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

        Impairments.    We evaluate goodwill and other indefinite lived intangible assets for impairment annually or more frequently as specific events or circumstances dictate. Impairment for other long-lived assets (including finite lived intangibles) is done whenever events or changes in circumstances indicate that these assets may not be fully recoverable. We have invested material amounts of capital in goodwill and other intangible assets in addition to other long-lived assets. We operate in a very competitive business environment and our revenues are highly dependent on movie content supplied by film producers. In addition, it is not uncommon for us to closely monitor certain locations where operating performance may not meet our expectations. Because of these and other reasons, over the past three years we have recorded material impairment charges primarily related to long-lived assets. For the last three years, impairment charges were $20,778,000 in fiscal 2012, $21,604,000 in fiscal 2011, and $3,765,000 in fiscal 2010. There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future revenues, cash flows, capital expenditures, and the cost of capital, among others. We believe we have used reasonable and appropriate business judgments. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether an impairment has been incurred and also quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing. See Note 1—The Company and Significant Accounting Policies included elsewhere in this Annual Report on Form 10-K for further information.

        Our recorded goodwill was $1,923,667,000 as of March 29, 2012 and March 31, 2011. We evaluate goodwill and our trademarks for impairment annually during our fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. Our goodwill is recorded in our Theatrical Exhibition operating segment, which is also the reporting unit for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value, we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.

        During fiscal 2012, we assessed qualitative factors and reached a determination that it is not more likely than not that the fair value of our reporting unit is less than its carrying value and therefore the two step method, as described in ASC 350-20, is not necessary. Factors considered in determining this conclusion include but are not limited to recent improvements in industry box office results; our successful extension of maturities of long-term debt at favorable interest rates; our estimated fair value exceeded our carrying value by a substantial margin in fiscal 2011; our operating results including revenues, cash flows from operating activities and Adjusted EBITDA improved significantly from fiscal 2011 and the equity values of our publicly traded peer competitors increased from fiscal 2011.

        We evaluated our enterprise value in fiscal 2011 based on contemporaneous valuations reflecting market conditions. Two valuation approaches were utilized; the income approach and the market approach. The income approach provides an estimate of enterprise value by measuring estimated annual cash flows over a discrete projection period and applying a present value rate to the cash flows. The present value of the cash flows is then added to the present value equivalent of the residual value of the business to arrive at an estimated fair value of the business. The residual value represents the present value of the projected cash flows beyond the discrete projection period. The discount rate is determined using a rate of return deemed appropriate for the risk of achieving the projected cash flows. The market approach used publicly traded peer companies and reported transactions in the industry. Due to conditions and the relatively few sale transactions, the market approach was used to provide additional support for the value achieved in the income approach.

        Key rates used in the income approach for fiscal 2011 follow:

Description	Fiscal 2011
Discount rate	9.0%
Market risk premium	5.5%
Hypothetical capital structure:
Debt/Equity	40%/60%

        The discount rate is an estimate of the weighted average cost of debt and equity capital. The required return on common equity was estimated by adding the risk-free required rate of return, the market risk premium (which is adjusted for the Company's estimated market volatility, or beta), and small stock premium.

        The results of our annual goodwill impairment analysis performed during the fourth quarter of fiscal 2011 indicated the estimated fair value of our Theatrical Exhibition reporting unit exceeded its carrying value by approximately $500,000,000. While the fair value of our Theatrical Exhibition operations exceeded the carrying value, small changes in certain assumptions can have a significant impact on fair value. Facts and circumstances could change, including further deterioration of general economic conditions, the number of motion pictures released by the studios, and the popularity of films supplied by our distributors. These and/or other factors could result in changes to the assumptions underlying the calculation of fair value which could result in future impairment of our remaining goodwill.

        The aggregate annual cash flows were determined based on management projections on a theatre-by-theatre basis further adjusted by non-theatre cash flows. The projections considered various factors including theatre lease terms, a reduction in attendance and a reduction in capital investments in new theatres, given current market conditions and the resulting difficulty with obtaining contracts for new-builds. Cash flow estimates included in the analysis reflect our best estimate of the impact of the roll-out of digital projectors throughout our theatre circuit. Based on the seasonal nature of our business, fluctuations in attendance from period to period are expected and we do not believe that the results would significantly decrease our projections or impact our conclusions regarding goodwill impairment. The anticipated acceleration of depreciation of the 35mm equipment described above under "Significant Events" does not have an impact on our estimation of fair value, as depreciation does not impact our projected available cash flow. The expected increases in rent expense upon full deployment of the digital projection systems also described under "Significant Events" were included in the cash flow projections used to estimate our fair value as a part of our fiscal 2011 annual goodwill impairment analysis, and had the impact of reducing the projected cash flows. Cash flows were projected through fiscal 2017 and assumed revenues would increase approximately 3.25% annually, primarily due to projected increases in ticket and concession pricing. Costs and expenses, as a percentage of revenue, were projected to decrease from 85.5% to 85.1% through fiscal 2017. The residual value is a function of the estimated cash flow for fiscal 2018 divided by a capitalization rate (discount rate less long-term growth rate of 2%), then discounted back to represent the present value of the cash flows beyond the discrete projection period. We utilized the foregoing assumptions about future revenues and costs and expenses for the limited purpose of performing our annual goodwill impairment analysis. These assumptions should not be viewed as "projections" or as representations by us as to expected future performance or results of operations. See "Cautionary Statements Concerning Forward-Looking Statements" included elsewhere in this Annual Report on Form 10-K.

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

        There was no goodwill impairment in fiscal 2012 or fiscal 2011.

        Film Exhibition Costs.    We have agreements with film companies who provide the content we make available to our customers. We are required to routinely make estimates and judgments about box office receipts for certain films and for films provided by specific film distributors in closing our books each period. These estimates are subject to adjustments based upon final settlements and determinations of final amounts due to our content providers that are typically based on a film's box office receipts and how well it performs. In certain instances this evaluation is done on a film by film basis or in the aggregate by film production suppliers. We rely upon our industry experience and professional judgment in determining amounts to fairly record these obligations at any given point in time. The accruals made for film costs have historically been material and we expect they will continue to be so into the future. During fiscal years 2012, 2011 and 2010 our film exhibition costs totaled $945,012,000, $887,758,000, and $928,632,000, respectively.

        Income and operating taxes.    Income and operating taxes are inherently difficult to estimate and record. This is due to the complex nature of the U.S. tax code and also because our returns are routinely subject to examination by government tax authorities, including federal, state and local officials. Most of these examinations take place a few years after we have filed our tax returns. Our tax audits in many instances raise questions regarding our tax filing positions, the timing and amount of deductions claimed and the allocation of income among various tax jurisdictions. Our federal and state tax operating loss carry forward of approximately $521,828,000 and $754,205,000, respectively at

March 29, 2012, require us to estimate the amount of carry forward losses that we can reasonably be expected to realize using feasible and prudent tax planning strategies that are available to us. Future changes in conditions and in the tax code may change these strategies and thus change the amount of carry forward losses that we expect to realize and the amount of valuation allowances we have recorded. Accordingly future reported results could be materially impacted by changes in tax matters, positions, rules and estimates and these changes could be material.

        Theatre and Other Closure Expense.    Theatre and other closure expense is primarily related to payments made or received or expected to be made or received to or from landlords to terminate leases on certain of our closed theatres, other vacant space and theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre or auditorium closes, space becomes vacant or development is discontinued. Expected payments to or from landlords are based on actual or discounted contractual amounts. We estimate theatre closure expense based on contractual lease terms and our estimates of taxes and utilities. The discount rate we use to estimate theatre and other closure expense is based on estimates of our borrowing costs at the time of closing. Our theatre and other closure liabilities have been measured using a discount rate of approximately 7.55% to 9.0%. During the fourth quarter of our fiscal year ending March 31, 2011, we permanently closed 73 underperforming screens and auditoriums in six theatre locations while continuing to operate the remaining 89 screens, and discontinued the development of and ceased use of certain vacant and under-utilized retail space at four other theatres. As a result of closing the screens and auditoriums and discontinuing the development and use of the other spaces, we recorded a charge of $55,015,000 for theatre and other closure expense. We have recorded theatre and other closure expense, which is included in operating expense in the Consolidated Statements of Operations, of $7,449,000, $60,763,000, and $2,573,000 during the fiscal years ended March 29, 2012, March 31, 2011, and April 1, 2010, respectively.

        Gift card and packaged ticket breakage.    As noted in our significant accounting policies for revenue, we defer 100% of these items and recognize these amounts as they are redeemed by customers or breakage income is recognized. A vast majority of gift cards are used or partially used. However a portion of the gift cards and packaged ticket sales we sell to our customers are not redeemed and not used in whole or in part. Non-redeemed or partially redeemed cards or packaged tickets are known as "breakage" in our industry. We are required to estimate breakage and do so based upon our historical redemption patterns. Our history indicates that if a card or packaged ticket is not used for 18 months or longer, its likelihood of being used past this 18 month period is remote. In the fourth quarter of fiscal 2012, we changed our accounting method for estimating gift card breakage income. Prior to the fourth quarter of fiscal 2012, we recognized breakage income when gift card redemptions were deemed remote and the Company determined that there was no legal obligation to remit the unredeemed gift cards to the relevant tax jurisdiction ("Remote Method"), which based on historical information we concluded to be 18 months after the gift card was issued. In the fourth quarter of fiscal 2012, we accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, we changed our method for recognizing gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards ("Proportional Method"). Breakage for packaged tickets continues to be recognized as the redemption of these items is determined to be remote, that is if a ticket has not been used within 18 months after being purchased. Additionally, concurrent with the accounting change discussed above, the Company changed the presentation of gift card breakage income from other income to other theatre revenues during fiscal 2012, with conforming changes made for all prior periods presented. During fiscal 2012, we recognized $32,633,000 of net gift card breakage income, of which $14,969,000 represented the adjustment related to the change from the Remote Method to the Proportional Method. Refer to

Note 2 to the Consolidated Financial Statements for the impact to our Consolidated Financial Statements.

Operating Results

        The following table sets forth our revenues, costs and expenses attributable to our operations. Reference is made to Note 17—Operating Segment to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information therein.

(In thousands)	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010
Revenues
Theatrical exhibition
Admissions	$1,777,467	$1,697,858	$1,711,853
Concessions	709,872	664,108	646,716
Other theatre	113,255	75,133	72,761

Total revenues	$2,600,594	$2,437,099	$2,431,330

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$945,012	$887,758	$928,632
Concession costs	97,236	83,187	72,854
Operating expense	721,426	713,846	610,774
Rent	468,823	475,810	440,664
General and administrative expense:
Merger, acquisition and transaction costs	2,870	14,085	2,280
Management fee	5,000	5,000	5,000
Other	51,776	58,136	57,858
Depreciation and amortization	214,029	212,413	188,342
Impairment of long-lived assets	285	12,779	3,765

Operating costs and expenses	$2,506,457	$2,463,014	$2,310,169

Operating Data (at period end):
New theatre screens	26	55	6
Screens acquired	—	960	—
Screen dispositions	120	400	105
Average screens—continuing operations(1)	4,977	5,086	4,485
Number of screens operated	5,034	5,128	4,513
Number of theatres operated	346	360	297
Screens per theatre	14.5	14.2	15.2
Attendance (in thousands)—continuing operations(1)	199,884	194,412	200,285

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

Reconciliation of Adjusted EBITDA
(unaudited)

(In thousands)	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010
Earnings (loss) from continuing operations	$(81,963)	$(123,422)	$77,324
Plus:
Income tax provision (benefit)	2,015	1,950	(68,800)
Interest expense	167,613	149,720	132,110
Depreciation and amortization	214,029	212,413	188,342
Impairment of long-lived assets	285	12,779	3,765
Certain operating expenses(1)	16,341	57,421	6,099
Equity in earnings of non-consolidated entities	(12,559)	(17,178)	(30,300)
Cash distributions from non-consolidated entities(2)	33,112	35,893	36,163
Gains on NCM transactions	—	(64,441)	—
Investment loss (income)	17,629	(391)	(205)
Other expense(3)	1,414	27,988	11,276
General and administrative expense:
Merger, acquisition and transaction costs	2,870	14,085	2,280
Management fee	5,000	5,000	5,000
Stock-based compensation expense	1,962	1,526	1,384

Adjusted EBITDA(2)(4)	$367,748	$313,343	$364,438

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

(3)
Other expense for fiscal 2012 is comprised of expenses on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $69,000, purchase and redemption of Senior Subordinated Notes due 2014 of $640,000 and expenses related to the modification of the Senior Secured Credit Facility of $705,000. Other expense for fiscal 2011 is comprised of the loss on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $24,332,000 and expense related to the modification of the Senior Secured Credit Facility of $3,656,000. Other expense for fiscal 2010 is comprised of the loss on extinguishment of indebtedness related to the redemption of our 8 5/8% Senior Notes due 2012.

(4)
The acquisition of Kerasotes contributed approximately $34,600,000 during the fifty-two weeks ended March 29, 2012 in Adjusted EBITDA compared to $31,600,000 during the forty-four week period of May 24, 2010 to March 31, 2011.

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

For the Year Ended March 29, 2012 and March 31, 2011

        Revenues.    Total revenues increased 6.7%, or $163,495,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011. The increase in total revenues included $48,100,000 resulting from the acquisition of Kerasotes. (Fiscal 2012 reflects 52 weeks of operations of Kerasotes compared with 44 weeks in fiscal 2011.) Admissions revenues increased $79,609,000, during the fifty-two weeks ended March 29, 2012 compared to the year ended March 31, 2011, primarily due to a 2.8% increase in attendance and a 1.8% increase in average ticket price. The increase in total admissions revenues included the additional attendance and admissions revenues resulting from the acquisition of Kerasotes of approximately $32,100,000. Total admissions revenues were reduced by deferrals, net of rewards redeemed, of $5,933,000 during the year ended March 29, 2012, related to rewards accumulated under AMC Stubs. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of guest rewards. The increase in average ticket price was primarily due to an increase in ticket prices for standard 2D film. Admissions revenues at comparable theatres (theatres opened on or before fiscal 2011 and before giving effect to the net deferral of admissions revenues due to the new AMC Stubs guest frequency program) increased $66,260,000, during the year ended March 29, 2012 from the comparable period last year, primarily due to an increase in attendance and an increase in average ticket prices. Concessions revenues increased 6.9%, or $45,764,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011, due to a 3.8% increase in average concessions per patron and the increase in attendance, partially offset by the net deferral of concession revenues due to the new AMC Stubs guest frequency program. The increase in concession revenues included approximately $15,400,000 resulting from the acquisition of Kerasotes. The increase in concessions per patron includes the impact of concession price and size increases placed in effect during the second and third quarters of fiscal 2011, and a shift in product mix to higher priced items, including our dine-in theatres and premium food and beverage products. Total concessions revenues were reduced by a net amount of $14,449,000 during the year ended March 29, 2012, related to rewards accumulated under AMC Stubs and deferred to be recognized in future periods upon redemption or expiration of guest rewards. Other theatre revenues increased 50.7%, or $38,122,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011, primarily due to a change in accounting for gift card breakage of $14,969,000 (see Note 2—Accounting Changes included elsewhere in this Annual Report on Form 10-K for further information), increases in membership fees earned through the AMC Stubs guest frequency program of $14,608,000, advertising revenues, and breakage income from gift card and package ticket sales.

        Operating costs and expenses.    Operating costs and expenses increased 1.8%, or $43,443,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011. The increase in operating costs and expenses included approximately $36,100,000 resulting from the acquisition of Kerasotes. Film exhibition costs increased 6.4%, or $57,254,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011 primarily due the increase in admissions revenues and the increase in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.2% in the current period and 52.3% in the prior period. Film exhibition costs as a percentage of admissions revenues increased primarily due to the net deferral of admissions revenues of $5,933,000 during the year ended March 29, 2012, related to the new AMC Stubs guest frequency program. Concession costs increased 16.9%, or $14,049,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011 due the increase in concession costs as a percentage of concession revenues and the increase concession revenues. As a percentage of concessions revenues, concession costs were 13.7% in the current period compared with 12.5% in the prior period, primarily due to the concession price and size increases, a shift in product mix to items that generate higher sales but lower percentage margins, and the net deferral of concessions revenues of $14,449,000 during the year ended March 29, 2012, related to the new AMC Stubs guest frequency program. As a percentage of revenues, operating expense was 27.7% in the current period as compared to 29.3% in the prior period. During the year ended March 31, 2011, we evaluated excess capacity and vacant and under-utilized retail space throughout our theatre circuit and recorded charges to theatre and other closure expense of $60,763,000, which caused our operating expense to increase. See Note 15-Theatre and Other Closure and Disposition of Assets included elsewhere in this Annual Report on Form 10-K for further information. Gains were recorded on disposition of assets during the year ended March 31, 2011 which reduced operating expenses by approximately $9,719,000, primarily due to the sale of a divested AMC theatre in conjunction with the acquisition of Kerasotes. Rent expense decreased 1.5%, or $6,987,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011, primarily due to decreases in rent from the closure of screens and lower renewal rentals negotiated with landlords at the end of the base lease term, partially offset by increased rent as a result of the acquisition of Kerasotes on May 24, 2010.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs decreased $11,215,000 during the year ended March 29, 2012 compared to the year ended March 31, 2011. Prior year costs primarily consisted of costs related to the acquisition of Kerasotes.

        Management fees.    Management fees were unchanged during the year ended March 29, 2012. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense decreased 10.9%, or $6,360,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011, due primarily to decreases related to a union-sponsored pension plan and decreases in professional and consulting expenses partially offset by increases in incentive compensation expense related to improvements in operating performance. During the year ended March 31, 2011, we recorded $3,040,000 of expense related to our complete withdrawal from a union-sponsored pension plan.

        Depreciation and amortization.    Depreciation and amortization was essentially unchanged during the year ended March 29, 2012 and March 31, 2011, respectively.

        Other expense.    During the year ended March 29, 2012 other expense includes loss on extinguishment related to redemption of our Term Loan due 2013 of $705,000 and a loss of $640,000 in connection with the cash tender offer and redemption of our Notes due 2014. During the year ended March 31, 2011, other expense includes a loss on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $24,332,000 and expense related to the modification of our Senior Secured Credit Facility Term Loan due 2013 of $3,289,000, and of our Senior Secured Credit Facility Revolver of $367,000.

        Interest expense.    Interest expense increased 12.0%, or $17,893,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011, primarily due to increases in indebtedness and related interest expense due to the $600,000,000 issuance of our Notes due 2020 on December 15, 2010 and the increases in interest expense related to the modification of our Senior Secured Credit Facility on December 15, 2010, partially offset by the extinguishment of $325,000,000 of our 11% Senior Subordinated Notes due 2016 redeemed with payments made on December 15, 2010 and February 1, 2011. The issuance of our $300,000,000 Term Loan due 2018 on February 22, 2012, the redemption of our $140,657,000 Term Loan due 2013 on February 22, 2012 and the purchase and redemptions of $58,063,000 of our Notes due 2014 on February 22, 2012, $50,902,000 of our Notes due 2014 on March 7, 2012 and $51,035,000 of our Notes due 2014 on April 6, 2012 did not significantly impact interest expense during the fiscal year ended March 29, 2012.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $12,559,000 in the current period compared to equity in earnings of $17,178,000 in the prior period. The decrease in equity in earnings of non-consolidated entities was primarily due to the equity in losses related to our investment in Open Road Releasing, LLC of $14,726,000, due primarily to advertising expenses related to current and upcoming film releases and also the decrease in earnings and distributions received from NCM, partially offset by a decrease in equity in losses related to our investments in DCIP and Midland Empire Partners, LLC. We recognized an impairment loss of $8,825,000 related to an equity method investment through Midland Empire Partners, LLC during the year ended March 31, 2011. See Note 7—Investments for further information.

        Gain on NCM transactions.    The gain on NCM, Inc. shares of common stock sold during the year ended March 31, 2011 was $64,648,000. We also recorded a loss of $207,000 from the surrender of 1,479,638 ownership units in NCM as part of the 2010 Common Unit Adjustment. See Note 7—Investments for further information.

        Investment loss (income).    Investment loss (income) was an expense of $17,629,000 for the year ended March 29, 2012 compared to income of $391,000 for the year ended March 31, 2011. During the year ended March 29, 2012, we recognized an impairment loss of $17,751,000 related to unrealized losses previously recorded in accumulated other comprehensive loss on marketable securities related to our investment in RealD Inc. common stock when we determined the decline in fair value below historical cost to be other-than-temporary.

        Income tax provision.    The income tax provision from continuing operations was $2,015,000 for the year ended March 29, 2012 and $1,950,000 for the year ended March 31, 2011. See Note 11—Income Taxes for further information.

        Earnings from discontinued operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

        Net Loss.    Net loss was $(81,988,000) and $(122,853,000) for the year ended March 29, 2012 and March 31, 2011, respectively. Net loss during the year ended March 29, 2012 was impacted by, the impairment charge of $17,751,000 on RealD Inc. common stock, the increased interest expense of $17,893,000, the reduced admissions and concessions revenues of $20,382,000 during the year ended March 29, 2012 related to the new AMC Stubs guest frequency program, and the $4,619,000 decline in equity in earnings offset by the increase in attendance. Net loss during the year ended March 31, 2011 was primarily due to theatre and other closure expense of $60,763,000, loss on extinguishment and modification of indebtedness of $27,988,000, increased interest expense of $17,610,000, impairment charges of $21,604,000, increased merger and acquisition costs of approximately $11,805,000 primarily due to the acquisition of Kerasotes, and the decrease in attendance, partially offset by the gain on NCM transactions of $64,441,000 and a gain on disposition of assets of approximately $9,719,000.

For the Year Ended March 31, 2011 and April 1, 2010

        Revenues.    Total revenues increased 0.2%, or $5,769,000, during the year ended March 31, 2011 compared to the year ended April 1, 2010. Total revenues included approximately $225,200,000 of additional revenues resulting from the acquisition of Kerasotes. Admissions revenues decreased 0.8%, or $13,995,000, during the year ended March 31, 2011 compared to the year ended April 1, 2010, due to a 2.9% decrease in attendance, partially offset by a 2.1% increase in average ticket prices. Attendance was negatively impacted by underperformance of film product during the year ended March 31, 2011 as compared to the year ended April 1, 2010. The increase in average ticket price was primarily due to an increase in attendance from 3D film product; for which we are able to charge more per ticket than for a standard 2D film, as well as increases in IMAX and 3D ticket prices. Admission revenues included approximately $148,200,000 of additional revenues resulting from the acquisition of Kerasotes. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2010) decreased 8.2%, or $136,438,000, during the year ended March 31, 2011 from the comparable period last year. Concessions revenues increased 2.7%, or $17,392,000, during the year ended March 31, 2011 compared to the year ended April 1, 2010, due to a 5.9% increase in average concessions per patron, partially offset by the decrease in attendance. The increase in concessions per patron includes the impact of concession price and size increases placed in effect during the third quarter of fiscal 2010 and the second and third quarters of fiscal 2011, and a shift in product mix to higher priced items. The increase in concession revenues includes approximately $73,300,000 from Kerasotes. Other theatre revenues increased 3.3%, or $2,372,000, during the year ended March 31, 2011 compared to the year ended April 1, 2010, primarily due to increases in advertising revenues and theatre rentals, partially offset by a reduction in on-line ticket fees. The increase in other theatre revenues includes $3,700,000 from Kerasotes.

        Operating costs and expenses.    Operating costs and expenses increased 6.6%, or $152,845,000 during the year ended March 31, 2011 compared to the year ended April 1, 2010. The effect of the acquisition of Kerasotes was an increase in operating costs and expenses of approximately $237,500,000. Film exhibition costs decreased 4.4%, or $40,874,000, during the year ended March 31, 2011 compared to the year ended April 1, 2010 due to the decrease in admissions revenues and the decrease in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 52.3% in the current period and 54.2% in the prior year period, due to the underperformance of film product during the current year. Concession costs increased 14.2%, or $10,333,000, during the year ended March 31, 2011 compared to the year ended April 1, 2010 due to an increase in concession costs as a percentage of concessions revenues and the increase in concession revenues. As a percentage of concessions revenues, concession costs were 12.5% in the current period compared with 11.3% in the prior period, primarily due to the concession price and size increases, a shift in product mix to items that generate higher sales but lower percentage margins, and concession offers targeting attendance growth. As a percentage of revenues, operating expense was 29.3% in the current period as compared to 25.1% in the prior period. During the year ended March 31, 2011, we evaluated excess capacity and vacant and under-utilized retail space throughout our theatre circuit and recorded charges to theatre and other closure expense of $60,763,000, which caused our operating expense to increase. See Note 15—Theatre and Other Closure and Disposition of Assets included elsewhere in this Annual Report on Form 10-K for further information. Gains were recorded on disposition of assets during the year ended March 31, 2011 which reduced operating expenses by approximately $9,719,000, primarily due to the sale of a divested AMC theatre in conjunction with the acquisition of Kerasotes. Rent expense increased 8.0%, or $35,146,000, during the year ended March 31, 2011 compared to the year ended April 1, 2010, primarily due to increased rent as a result of the acquisition of Kerasotes of approximately $42,900,000.

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

        Other.    Other general and administrative expense increased 0.5%, or $278,000, during the year ended March 31, 2011 compared to the year ended April 1, 2010 primarily due to increases in salaries expense, advertising and public relations, and estimated expense related to our complete withdrawals from union-sponsored pension plans of $3,040,000, partially offset by decreases in incentive compensation expense related to declines in operating performance. During the year ended April 1, 2010, we recorded $1,400,000 of expense related to a complete withdrawal from a union-sponsored pension plan.

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

        Other expense (income).    Other expense (income) during the year ended March 31, 2011 includes a loss on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $24,332,000 and expense related to the modification of our Senior Secured Credit Facility Term Loan due 2013 of $3,289,000, and of our Senior Secured Credit Facility Revolver of $367,000. Other expense (income) during the year ended April 1, 2010 includes a loss of $11,276,000 related to the redemption of our 8 5/8% Senior Notes due 2012.

        Interest expense.    Interest expense increased 13.3%, or $17,610,000 during the year ended March 31, 2011, primarily due to an increase in interest expense related to the issuance of our 8.75% Senior Notes due 2019 (the "Notes due 2019") on June 9, 2009 and our 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020") on December 15, 2010 and the modification of our Senior Secured Credit Facility on December 15, 2010.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities was $17,178,000 in the year ended March 31, 2011 compared to $30,300,000 in the prior year. Equity in earnings related to our investment in National CineMedia, LLC were $32,851,000 and $34,436,000 for the year ended March 31, 2011 and April 1, 2010, respectively. Equity in losses related to our investment in Digital Cinema Implementation Partners, LLC ("DCIP") were $5,231,000 and $4,155,000 for the year ended March 31, 2011 and April 1, 2010, respectively. We recognized an impairment loss of $8,825,000 related to an equity method investment through Midland Empire Partners, LLC during the year ended March 31, 2011.

        Gain on NCM transactions.    The gain on NCM, Inc. shares of common stock sold during the year ended March 31, 2011 was $64,648,000. We also recorded a loss of $207,000 from the surrender of 1,479,638 ownership units in NCM as part of the 2010 Common Unit Adjustment. See Note 7—Investments included elsewhere in this Annual Report on Form 10-K for further information.

        Investment income.    Investment income was $391,000 for the year ended March 31, 2011 compared to $205,000 for the year ended April 1, 2010.

        Income tax provision (benefit).    The income tax provision (benefit) from continuing operations was a provision of $1,950,000 for the year ended March 31, 2011 and a benefit of $68,800,000 for the year ended April 1, 2010. Our income tax benefit in fiscal 2010 includes the release of $71,765,000 of valuation allowance for deferred tax assets. See Note 11—Income Taxes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for our effective income tax rate reconciliation.

        Earnings (loss) from discontinued operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations for all years presented and include bad debt expense related to amounts due from Cinemex of $8,861,000 for the year ended April 1, 2010. See Note 4—Discontinued Operations included elsewhere in this Annual Report on Form 10-K for the components of the earnings from discontinued operations.

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

        We have the ability to borrow against our Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $180,002,000 under our Senior Secured Revolving Credit Facility available to meet these obligations as of March 29, 2012. Reference is made to Note 9—Corporate Borrowings and Capital and Financing Lease Obligations to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information about our outstanding indebtedness and outstanding indebtedness of Parent.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and acquisitions currently and for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility and our Notes due 2014, Notes due 2019, and Notes due 2020. We are considering various options with respect to the utilization of cash and equivalents on hand in excess of our anticipated operating needs. Such options might include, but are not limited to, acquisition of theatres or theatre companies, repayment of corporate borrowings and payment of dividends.

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $197,327,000, $92,072,000 and $258,015,000 during the years ended March 29, 2012, March 31, 2011 and April 1, 2010, respectively. The increase in operating cash flows provided by operating activities during the year ended March 29, 2012 was primarily due to the decrease in net loss and increase in attendance and also higher amounts of accounts payables and accrued expenses and other liabilities associated with higher levels of business volume. The decrease in operating cash flows provided by operating activities during the year ended March 31, 2011 was primarily due to the decrease in net earnings and attendance and also lower amounts of accounts payables and accrued expenses and other liabilities associated with lower levels of business volume and including payments of amounts acquired in the Kerasotes acquisition as well as payments made for merger, acquisition and transaction costs in connection with the Kerasotes acquisition. We had working capital deficit as of March 29, 2012 and March 31, 2011 of $177,720,000 and $39,596,000, respectively. Working capital includes $174,355,000 and $141,237,000 of deferred revenue as of March 29, 2012 and March 31, 2011, respectively.

Cash Flows from Investing Activities

        Cash used in investing activities, as reflected in the Consolidated Statement of Cash Flows, were $163,714,000, $250,037,000 and $96,337,000 during the years ended March 29, 2012, March 31, 2011 and April 1, 2010, respectively. Cash outflows from investing activities include capital expenditures during the years ended March 29, 2012, March 31, 2011 and April 1, 2010 of $139,359,000, $129,347,000 and $97,011,000, respectively. Our capital expenditures primarily consisted of maintaining our theatre circuit, technology upgrades, strategic initiatives and remodels. We expect that our gross capital expenditures in fiscal 2013 will be approximately $130,000,000 to $140,000,000.

        We made partnership investments in non-consolidated entities accounted for under the equity method of approximately $26,880,000 during the year ended March 29, 2012.

        During the year ended March 31, 2011, we paid $280,606,000 for the purchase of Kerasotes theatres at closing, net of cash acquired. The purchase included working capital and other purchase price adjustments as described in the Unit Purchase Agreement.

        During the year ended March 31, 2011, we received net proceeds of $102,224,000 from the sale of 6,655,193 shares of common stock of NCM, Inc. for $16.00 per share and reduced our related investment in NCM by $37,576,000, the carrying amount of the shares sold.

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

        We have received an additional $1,840,000 and $4,315,000 of purchase price from Cinemex related to tax payments and refunds and a working capital calculation and post-closing adjustments during the years ended March 31, 2011 and April 1, 2010, respectively.

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

Cash Flows from Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $62,990,000, $35,122,000, and $199,132,000 during the years ended March 29, 2012, March 31, 2011, and April 1, 2010, respectively.

        During the year ended March 29, 2012, proceeds from the issuance of Term Loans due 2018 were $297,000,000 and deferred financing costs paid related to the issuance of the Term Loans due 2018 were $5,335,000.

        During the year ended March 29, 2012 we repaid the remaining principal balance due on our Term Loans due 2013 of $140,657,000 and made payments to repurchase our Notes due 2014 of $108,965,000.

        Proceeds from the issuance of the Notes due 2020 were $600,000,000 and deferred financing costs paid related to the issuance of the Notes due 2020 were $12,699,000 during the year ended March 31, 2011. In addition, deferred financing costs paid related to the Senior Secured Credit Facility were $1,943,000. During the year ended April 1, 2010, we issued $600,000,000 aggregate principal amount of Notes due 2019. Proceeds from the issuance of the Notes due 2019 were $585,492,000 and deferred financing costs paid related to the issuance of the Notes due 2019 were $16,259,000.

        During the year ended March 31, 2011, we made principal payments of $325,000,000 to repurchase our Notes due 2016. In addition, we made payments for tender offer and consent consideration of $18,446,000 for our Notes due 2016.

        During fiscal 2012, we used cash on hand to make dividend distributions to Parent in an aggregate amount of $109,581,000. Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business and, on January 25, 2012, to redeem its Term Loan Facility due June 2012, plus accrued and unpaid interest. During fiscal 2011, we used cash on hand to pay four dividend distributions to Holdings in an aggregate amount of $278,258,000. Holdings used the available funds to make cash payments to extinguish the Discount Notes due 2014 and the related cash interest payments and to pay corporate overhead expenses incurred in the ordinary course of business and to pay a dividend to Parent. During fiscal 2010, we used cash on hand to pay two dividend distributions to Holdings in an aggregate amount of $329,981,000. Holdings used the available funds to make cash interest payments on its Discount Notes due 2014, to pay corporate overhead expenses incurred in the ordinary course of business and to pay a dividend to Parent. Parent made payments to purchase term loans and reduced the principal balance of its Parent Term Loan Facility from $466,936,000 to $193,290,000 with a portion of the dividend proceeds.

        During the fiscal year ended April 1, 2010, we made principal payments of $250,000,000 in connection with a cash tender offer and redemption of all of our then outstanding Fixed Notes due 2012, and we repaid $185,000,000 of revolving credit borrowings under our Senior Secured Credit Facility.

Commitments and Contingencies

        Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, furniture, fixtures, and equipment and leasehold purchase provisions, ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of March 29, 2012 are as follows:

(In thousands) Fiscal Year	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Capital Related Betterments(3)	Pension Funding(4)	Total Commitments
2013	$8,456	$59,039	$151,258	$417,237	$8,257	$6,054	$650,301
2014	8,107	150,005	150,022	417,556	4,187	—	729,877
2015	8,129	8,004	139,453	415,533	—	—	571,119
2016	8,235	8,004	139,151	404,061	—	—	559,451
2017	8,235	451,327	134,300	387,027	—	—	980,889
Thereafter	64,464	1,484,999	344,423	1,909,774	—	—	3,803,660

Total	$105,626	$2,161,378	$1,058,607	$3,951,188	$12,444	$6,054	$7,295,297

(1)
Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts on issuance.

(2)
Interest expense on the term loan portion of our Senior Secured Credit Facility was estimated at 3.49% for the Term Loan due 2016 and 4.25% for the Term Loan due 2018 based upon the interest rate in effect as of March 29, 2012.

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

        As discussed in Note 11—Income Taxes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, we adopted accounting for uncertainty in income taxes per the guidance in ASC 740, Income Taxes, ("ASC 740"). As of March 29, 2012, our recorded obligation for unrecognized benefits is $22,700,000. There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, we are unable at this time to estimate what the impact on our effective tax rate will be. Any amounts related to these items are not included in the table above.

Fee Agreement

        In connection with the holdco merger, on June 11, 2007, Parent, Holdings, AMCE and the Sponsors entered into a Fee Agreement (the "Management Fee Agreement"), which replaced the December 23, 2004 fee agreement among Holdings, AMCE and the Sponsors, as amended and restated on January 26, 2006 (the "original fee agreement"). The Management Fee Agreement provides for an annual management fee of $5,000,000, payable quarterly and in advance to our Sponsors, on a pro rata basis, until the earlier of (i) the twelfth anniversary from December 23, 2004, or (ii) such time as the Sponsors own less than 20% in the aggregate of Parent. In addition, the Management Fee Agreement provides for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses, and by AMCE to Parent of up to $3,500,000 for fees payable by Parent in any single fiscal year in order to maintain Parents' and AMCE's corporate existence, corporate overhead expenses and salaries or other compensation of certain employees.

        Upon the consummation of a change in control transaction or an IPO, the Sponsors will receive, in lieu of quarterly payments of the annual management fee, an automatic fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of March 29, 2012, we estimate this amount would be $21,969,000 should a change in control transaction or an IPO occur.

        The Management Fee Agreement also provides that AMCE will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

Investment in NCM

        We hold an investment of 15.47% in NCM accounted for following the equity method as of March 29, 2012. The fair market value of these units is approximately $264,361,000 as of March 29, 2012, based upon the closing price of NCM, Inc. common stock. We have little tax basis in these units; therefore, the sale of all these units would require us to report taxable income of approximately $369,354,000, including distributions received from NCM that were previously deferred. Our investment in NCM is a source of liquidity for us and we expect that any sales we may make of NCM units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

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

        Market risk on variable-rate financial instruments.    We maintain a Senior Secured Credit Facility comprised of a $192,500,000 revolving credit facility and Senior Secured Term Loans due 2016 and 2018. The Senior Secured Credit Facility permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of March 29, 2012 and had a principal balance of $770,343,000 outstanding under the Senior Secured Term Loans due 2016 and 2018 on March 29, 2012. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $6,371,000 during the fifty-two weeks ended March 29, 2012.

        Market risk on fixed-rate financial instruments.    Included in long-term corporate borrowings are principal amounts of $191,035,000 of our Notes due 2014, $600,000,000 of our Notes due 2019, and $600,000,000 of our Notes due 2020. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2014, Notes due 2019, and Notes due 2020 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2014, Notes due 2019, and Notes due 2020.

        Foreign currency exchange rates.    We currently operate theatres in Canada and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive loss. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. A 10% increase in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would increase earnings before income taxes by approximately $638,000 for the fifty-two weeks ended March 29, 2012 and decrease accumulated other comprehensive loss by approximately $9,468,000 as of March 29, 2012. A 10% decrease in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would decrease earnings before income taxes by approximately $780,000 for the fifty-two weeks ended March 29, 2012 and increase accumulated other comprehensive loss by approximately $11,572,000 as of March 29, 2012.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AMC Entertainment Inc.

TO THE STOCKHOLDER OF AMC ENTERTAINMENT INC.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 12a-15(f) of the Exchange Act. With our participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of March 29, 2012, based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 29, 2012.

Chief Executive Officer and President

Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
AMC Entertainment Inc.:

We have audited the accompanying consolidated balance sheets of AMC Entertainment Inc. (the Company) as of March 29, 2012 and March 31, 2011, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three 52-week periods ended March 29, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMC Entertainment Inc. as of March 29, 2012 and March 31, 2011, and the results of its operations and its cash flows for each of the three 52-week periods ended March 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for the recognition of gift card breakage income in 2012. That change was effected by and is inseparable from the effects of the Company's 2012 changes in estimated gift card breakage rates and the estimated pattern of actual gift card redemptions.

As discussed in Note 2 to the consolidated financial statements, the Company has also elected to change the presentation of gift card breakage income for all periods presented.

/s/ KPMG LLP
Kansas City, Missouri May 25, 2012

AMC Entertainment Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010
Revenues
Admissions	$1,777,467	$1,697,858	$1,711,853
Concessions	709,872	664,108	646,716
Other theatre	113,255	75,133	72,761

Total revenues	2,600,594	2,437,099	2,431,330

Operating Costs and Expenses
Film exhibition costs	945,012	887,758	928,632
Concession costs	97,236	83,187	72,854
Operating expense	721,426	713,846	610,774
Rent	468,823	475,810	440,664
General and administrative:
Merger, acquisition and transaction costs	2,870	14,085	2,280
Management fee	5,000	5,000	5,000
Other	51,776	58,136	57,858
Depreciation and amortization	214,029	212,413	188,342
Impairment of long-lived assets	285	12,779	3,765

Operating costs and expenses	2,506,457	2,463,014	2,310,169

Operating income (loss)	94,137	(25,915)	121,161
Other expense (income)
Other expense	1,402	27,847	11,032
Interest expense
Corporate borrowings	161,645	143,522	126,458
Capital and financing lease obligations	5,968	6,198	5,652
Equity in earnings of non-consolidated entities	(12,559)	(17,178)	(30,300)
Gains on NCM transactions	—	(64,441)	—
Investment loss (income)	17,629	(391)	(205)

Total other expense	174,085	95,557	112,637

Earnings (loss) from continuing operations before income taxes	(79,948)	(121,472)	8,524
Income tax provision (benefit)	2,015	1,950	(68,800)

Earnings (loss) from continuing operations	(81,963)	(123,422)	77,324
Earnings (loss) from discontinued operations, net of income taxes	(25)	569	(7,534)

Net earnings (loss)	$(81,988)	$(122,853)	$69,790

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 29, 2012	March 31, 2011
Assets
Current assets:
Cash and equivalents	$272,337	$301,158
Receivables, net of allowance for doubtful accounts of $2,018 and $2,036	43,550	26,692
Other current assets	87,866	88,149

Total current assets	403,753	415,999
Property, net	883,697	958,722
Intangible assets, net	135,024	149,493
Goodwill	1,923,667	1,923,667
Other long-term assets	291,851	292,364

Total assets	$3,637,992	$3,740,245

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$195,938	$165,416
Accrued expenses and other liabilities	149,334	138,987
Deferred revenues and income	174,355	141,237
Current maturities of corporate borrowings and capital and financing lease obligations	61,846	9,955

Total current liabilities	581,473	455,595
Corporate borrowings	2,087,495	2,096,040
Capital and financing lease obligations	59,413	62,220
Deferred revenues for exhibitor services agreement	328,442	333,792
Other long-term liabilities	426,829	432,439

Total liabilities	3,483,652	3,380,086

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	444,336	551,955
Accumulated other comprehensive loss	(20,203)	(3,991)
Accumulated deficit	(269,793)	(187,805)

Total stockholder's equity	154,340	360,159

Total liabilities and stockholder's equity	$3,637,992	$3,740,245

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010
Cash flows from operating activities:
Net earnings (loss)	$(81,988)	$(122,853)	$69,790
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	214,029	212,413	188,342
Impairment of assets	285	12,779	3,765
Deferred income taxes	—	—	(66,500)
Loss on extinguishment and modification of debt	538	11,806	3,468
Gains on NCM transactions	—	(64,441)	—
Impairment of RealD Inc. investment	17,751	—	—
Theatre and other closure expense	7,449	60,763	2,573
Loss (gain) on disposition of Cinemex	—	(569)	7,534
Loss (gain) on dispositions	(580)	(9,719)	1,260
Equity in earnings and losses from non-consolidated entities, net of distributions	20,553	18,715	5,862
Change in assets and liabilities, net of acquisition:
Receivables	(18,937)	4,261	(2,136)
Other assets	(4,693)	671	2,323
Accounts payable	26,747	(30,487)	13,383
Accrued expenses and other liabilities	22,589	(538)	38,030
Other, net	(6,416)	(729)	(9,679)

Net cash provided by operating activities	197,327	92,072	258,015

Cash flows from investing activities:
Capital expenditures	(139,359)	(129,347)	(97,011)
Acquisition of Kerasotes, net of cash acquired	—	(280,606)	—
Proceeds from NCM, Inc. stock sale	—	102,224	—
Proceeds from disposition of long-term assets	1,474	58,391	—
Investments in non-consolidated entities, net	(26,880)	(1,619)	—
Purchase of digital projection equipment for sale/leaseback	—	—	(6,784)
Proceeds from sale/leaseback of digital projection equipment	953	4,905	6,570
Proceeds from disposition of Cinemex, net of cash disposed	—	1,840	4,315
Other, net	98	(5,825)	(3,427)

Net cash used in investing activities	(163,714)	(250,037)	(96,337)

Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2020	—	600,000	—
Proceeds from issuance of Senior Fixed Rate Notes due 2019	—	—	585,492
Proceeds from issuance of Term Loan due 2018	297,000	—	—
Repurchase of Senior Fixed Rate Notes due 2012	—	—	(250,000)
Repurchase of Senior Subordinated Notes due 2016	—	(325,000)	—
Payment of tender offer and consent solicitation consideration on Senior Subordinated Notes due 2016	—	(5,801)	—
Repayment of Term Loan due 2013	(140,657)	—	—
Repurchase of Senior Subordinated Notes due 2014	(108,965)	—	—
Principal payments under Term Loan	(4,875)	(6,500)	(6,500)
Principal payments under capital and financing lease obligations	(3,422)	(4,194)	(3,423)
Deferred financing costs	(6,002)	(14,642)	(16,434)
Change in construction payables	13,512	(727)	6,714
Repayment of Revolving Credit Facility	—	—	(185,000)
Dividends paid to Parent	(109,581)	(278,258)	(329,981)

Net cash used in financing activities	(62,990)	(35,122)	(199,132)
Effect of exchange rate changes on cash and equivalents	556	(1,098)	(1,212)

Net decrease in cash and equivalents	(28,821)	(194,185)	(38,666)
Cash and equivalents at beginning of year	301,158	495,343	534,009

Cash and equivalents at end of year	$272,337	$301,158	$495,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest (including amounts capitalized of $58, $64, and $14)	$159,527	$150,618	$118,895
Income taxes, net	807	729	(2,033)
Schedule of non-cash investing and financing activities:
Investment in NCM (See Note 7—Investments)	$—	$86,159	$2,290
Investment in DCIP (See Note 7—Investments)	—	—	21,768
Investment in RealD Inc. (See Note 7—Investments)	—	27,586	—
See Note 3—Acquisition for non-cash activities related to acquisition.

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholder's Equity
(In thousands, except share and per share data)	Shares	Amount
April 2, 2009 through March 29, 2012
Balance, April 2, 2009	1	$—	$1,157,284	$17,061	$(134,742)	$1,039,603
Comprehensive earnings:
Net earnings	—	—	—	—	69,790	69,790
Foreign currency translation adjustment	—	—	—	(13,021)	—	(13,021)
Change in fair value of cash flow hedges	—	—	—	(6)	—	(6)
Losses on interest rate swaps reclassified to interest expense corporate borrowings	—	—	—	558	—	558
Pension and other benefit adjustments	—	—	—	(8,499)	—	(8,499)
Unrealized loss on marketable securities	—	—	—	731	—	731

Comprehensive earnings					—	49,553
Stock-based compensation	—	—	1,384	—	—	1,384
Dividends to Marquee Holdings Inc.	—	—	(329,981)	—	—	(329,981)

Balance April 1, 2010	1	—	828,687	(3,176)	(64,952)	760,559
Comprehensive loss:
Net loss	—	—	—	—	(122,853)	(122,853)
Foreign currency translation adjustment	—	—	—	(5,678)	—	(5,678)
Pension and other benefit adjustments	—	—	—	(1,109)	—	(1,109)
Unrealized loss on marketable securities	—	—	—	5,972	—	5,972

Comprehensive loss						(123,668)
Stock-based compensation	—	—	1,526	—	—	1,526
Dividends to Marquee Holdings Inc.	—	—	(278,258)	—	—	(278,258)

Balance March 31, 2011	1	—	551,955	(3,991)	(187,805)	360,159
Comprehensive loss:
Net loss	—	—	—	—	(81,988)	(81,988)
Foreign currency translation adjustment	—	—	—	2,465	—	2,465
Pension and other benefit adjustments	—	—	—	(18,883)	—	(18,883)
Change in fair value of marketable securities	—	—	—	(17,490)	—	(17,490)
Unrealized net loss on marketable securities reclassified to investment loss	—	—	—	17,696	—	17,696

Comprehensive loss						(98,200)
Stock-based compensation	—	—	1,962	—	—	1,962
Dividends to Parent	—	—	(109,581)	—	—	(109,581)

Balance March 29, 2012	1	$—	$444,336	$(20,203)	$(269,793)	$154,340

See Notes to Consolidated Financial Statements

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

        AMC Entertainment Inc. ("AMCE" or the "Company") is an intermediate holding company, which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries, and AMC Entertainment International, Inc. ("AMCEI") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States, Canada, Hong Kong, and the United Kingdom. The Company's theatrical exhibition business is conducted through AMC and its subsidiaries and AMCEI.

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

        Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) Impairments, (2) Film exhibition costs, (3) Income and operating taxes, (4) Theatre and Other Closure Expense (Income), and (5) Gift card and packaged ticket breakage. Actual results could differ from those estimates.

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

        Fiscal Year:    The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March. Fiscal 2012, fiscal 2011, and fiscal 2010 reflect 52 week periods.

        Revenues:    Revenues are recognized when admissions and concessions sales are received at the theatres. The Company defers 100% of the revenue associated with the sales of gift cards and packaged tickets until such time as the items are redeemed or breakage income is recorded. In the fourth quarter of fiscal 2012, the Company changed its accounting method for recognizing gift card breakage income. Prior to the fourth quarter of fiscal 2012, the Company recognized breakage income when gift card redemptions were deemed remote and the Company determined that there was no legal obligation to remit the unredeemed gift cards to the relevant tax jurisdiction ("Remote Method"), which based on historical information the Company concluded to be 18 months after the gift card was issued. In the fourth quarter of fiscal 2012, the Company accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, the Company changed its method for recording gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards ("Proportional Method"). Breakage for packaged tickets continues to be recognized as the redemption of these items is determined to be remote, that is if a ticket has not been used within 18 months after being purchased. During fiscal 2012, the Company recognized $32,633,000 of net gift card breakage income, of which $14,969,000 represented the adjustment related to the change from the Remote Method to the Proportional Method. Additionally, concurrent with the accounting change discussed above, the Company changed the presentation of gift card breakage income from other income to other theatre revenues during fiscal 2012, with conforming changes made for all prior periods presented. During the fiscal years ended March 29, 2012, March 31, 2011 and April 1, 2010, the Company recognized $32,633,000, $14,131,000 and $13,591,000 of income, respectively, related to the derecognition of gift card liabilities which was recorded in other theatre revenues in the Consolidated Statements of Operations. Refer to Note 2—Accounting Changes to the Consolidated Financial Statements for the impact to the Company's Consolidated Financial Statements.

        Film Exhibition Costs:    Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licenses. Film exhibition costs include certain advertising costs. As of March 29, 2012 and March 31, 2011, the Company recorded film payables of $76,997,000 and $62,598,000, respectively, which is included in accounts payable in the accompanying Consolidated Balance Sheets.

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

        Screen Advertising:    On March 29, 2005, the Company and Regal Entertainment Group combined their respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC ("NCM") and on July 15, 2005, Cinemark Holdings, Inc. ("Cinemark") joined NCM, as one of the founding members. NCM engages in the marketing and sale of cinema advertising and promotions products, business communications and training services and the distribution of digital alternative content. The Company records its share of on-screen advertising revenues generated by NCM in other theatre revenues.

        Guest Frequency Program:    On April 1, 2011, the Company fully launched AMC Stubs, a guest frequency program which allows members to earn rewards, including $10 for each $100 spent, redeemable on future purchases at AMC locations. The portion of the admissions and concessions revenues attributed to the rewards is deferred as a reduction of admissions and concessions revenues, based on member redemptions. Rewards must be redeemed no later than 90 days from the date of issuance. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. Rewards not redeemed within 90 days are forfeited and recognized as admissions or concessions

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenues based on original point of sale. The program's annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

        Advertising Costs:    The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $10,208,000, $6,723,000 and $9,103,000 for the periods ended March 29, 2012, March 31, 2011 and April 1, 2010, respectively, and are recorded in operating expense in the accompanying Consolidated Statements of Operations.

        Cash and Equivalents:    Under the Company's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of March 29, 2012 and March 31, 2011 was $49,338,000 and $54,619,000, respectively. All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents.

        Intangible Assets:    Intangible assets are recorded at cost or fair value, in the case of intangible assets resulting from acquisitions, and are comprised of lease rights, amounts assigned to theatre leases acquired under favorable terms, guest frequency program intangible asset, management contracts, trademarks and trade names, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets except for the guest frequency program intangible asset, the AMC trademark and the Kerasotes trade names. The guest frequency program intangible asset is amortized over eight years based upon the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise used up. This pattern indicates that over 2/3rds of the cash flow generated from the asset is derived during the first five years. The AMC trademark and Kerasotes trade names are considered indefinite lived intangible assets, and therefore are not amortized but rather evaluated for impairment annually. In fiscal 2011, the Company impaired favorable lease intangible assets in the amount of $1,334,000.

        Investments:    The Company accounts for its investments in non-consolidated entities using either the cost or equity methods of accounting as appropriate, and has recorded the investments within other long-term assets in its Consolidated Balance Sheets and records equity in earnings and losses of those entities accounted for following the equity method of accounting within equity in earnings of non-consolidated entities in its Consolidated Statements of Operations. The Company follows the guidance in ASC 323-30-35-3, which prescribes the use of the equity method for investments where the Company has significant influence. The Company classifies gains and losses on sales of and changes of interest in equity method investments within equity in earnings of non-consolidated entities or in separate line items on the face of the Consolidated Statements of Operations when material, and classifies gains and losses on sales of investments accounted for using the cost method in investment income. Gains and losses on cash sales are recorded using the weighted average cost of all interests in the investments. Gains and losses related to non-cash negative common unit adjustments are recorded using the weighted average cost of those units accounted for as Tranche 2 Investments in NCM which were received in connection with prior common unit adjustments. See Note 7—Investments for further discussion of the Company's investments in NCM. As of March 29, 2012, the Company holds equity method investments comprised of a 15.47% interest in NCM, a joint venture that markets and sells

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

cinema advertising and promotions; a 26.22% interest in Movietickets.com, a joint venture that provides moviegoers with a way to buy movie tickets online, access local showtime information, view trailers and read reviews; a 29% interest in Digital Cinema Implementation Partners LLC, a joint venture charged with implementing digital cinema in the Company's theatres; a 50% ownership interest in two U.S. motion picture theatres and one IMAX screen; and a 50% interest in Midland Empire Partners, LLC, a joint venture developing live and film entertainment venues in the Power & Light District of Kansas City, Missouri. During fiscal 2011, the Company formed a motion picture distribution company, Open Road Films, and holds a 50% ownership interest. At March 29, 2012, the Company's recorded investments are less than its proportional ownership of the underlying equity in these entities by approximately $13,675,000, excluding NCM. Included in equity in earnings of non-consolidated entities for the 52 weeks ended March 29, 2012 is an impairment charge of $2,742,000 related to a joint venture investment that was considered to be other than a temporary decline in value. Included in equity in earnings of non-consolidated entities for the 52 weeks ended March 31, 2011 is an impairment charge of $8,825,000 related to a joint venture investment in Midland Empire Partners, LLC. The decline in the fair market value of the investment was considered other than temporary due to inadequate projected future cash flows.

        The Company's investment in RealD Inc. is an available-for-sale marketable equity security and is carried at fair value (Level 1). Unrealized gains and losses on available-for-sale securities are included in the Company's Consolidated Balance Sheets as a component of accumulated other comprehensive loss. See Note 7—Investments for further discussion of the Company's investment in RealD Inc.

        Goodwill:    Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets related to acquisitions. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment.

        The Company's recorded goodwill was $1,923,667,000 as of March 29, 2012 and March 31, 2011. The Company evaluates goodwill and its trademarks for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. The Company's goodwill is recorded in its Theatrical Exhibition operating segment, which is also the reporting unit for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value the Company is required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Company performed its annual impairment analysis during the fourth quarter of fiscal 2012 and elected to early adopt Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, ("ASU 2011-08") in the fourth quarter of fiscal 2012. Under this amendment, the Company has an option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test, as described in ASC 350-20. During the fourth quarter of fiscal 2012, the Company assessed qualitative factors and reached a determination that it is not more likely than not that the fair value of the Company's reporting unit is less than its carrying value, and therefore, no impairment charge was incurred.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        During fiscal 2011, the Company determined fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to estimate fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy, see Note 16—Fair Value Measurements.

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

        Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. ASC 840-40-05-5 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period and therefore is required to account for these projects as sale and leaseback transactions. As a result, the Company has recorded $40,655,000 and $42,190,000

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

as financing lease obligations for failed sale leaseback transactions on its Consolidated Balance Sheets related to these types of projects as of March 29, 2012 and March 31, 2011, respectively.

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

        Impairment of Long-lived Assets:    The Company reviews long-lived assets, including definite-lived intangibles, investments in non-consolidated subsidiaries accounted for under the equity method, marketable equity securities and internal use software for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company identifies impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. The Company reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in the markets where it operates for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. The Company evaluates theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when making these evaluations. The Company performs impairment analysis during the fourth quarter because Christmas and New Year's holiday results comprise a significant portion of the Company's operating cash flow and the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of the impairment analysis. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date for the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances with the assistance of third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows was based on management's expected return on assets during fiscal 2012.

        There is considerable management judgment necessary to determine the estimated future cash flows and fair values of the Company's theatres and other long-lived assets, and, accordingly, actual results could vary significantly from such estimates which fall under Level 3 within the fair value measurement hierarchy, see Note 16—Fair Value Measurements. During fiscal 2012, the Company recognized non-cash impairment losses of $20,788,000 related to long-term assets. The Company recognized an impairment loss of $285,000 on three theatres with 33 screens (in Arkansas, Maryland and Utah), which was related to property, net. The Company adjusted the carrying value of a joint

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

venture investment, resulting in an impairment charge of $2,742,000. The Company also adjusted the carrying value of a common stock investment in RealD Inc., resulting in an impairment charge of $17,751,000.

        Impairment losses in the Consolidated Statements of Operations are included in the following captions:

(In thousands)	52 weeks Ended March 29, 2012	52 weeks Ended March 31, 2011	52 weeks Ended April 1, 2010
Impairment of long-lived assets	$285	$12,779	$3,765
Equity in (earnings) losses of non-consolidated entities	2,742	8,825	—
Investment loss (income)	17,751	—	—

Total impairment losses	$20,778	$21,604	$3,765

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

        Stock-based Compensation:    AMCE has no stock-based compensation arrangements of its own; however its parent, AMC Entertainment Holdings, Inc. has granted stock options and restricted stock awards. The options and restricted stock have been accounted for using the fair value method of accounting for stock-based compensation arrangements, and the Company has valued the options using the Black-Scholes formula and has elected to use the simplified method for estimating the expected term of "plain vanilla" share option grants as it does not have enough historical experience to provide a reasonable estimate. See Note 10—Stockholder's Equity for further information.

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

        The Company and Parent file a consolidated federal income tax return and combined income tax returns in certain state jurisdictions. Income taxes are allocated based on separate Company computations of income or loss. Tax sharing arrangements are in place and utilized when tax benefits from affiliates in the consolidated group are used to offset what would otherwise be taxable income generated by the Parent or another affiliate.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Casualty Insurance:    For fiscal 2012, the Company was self-insured for general liability up to $500,000 per occurrence and carried a $400,000 deductible limit per occurrence for workers compensation claims. Effective April 1, 2011, the Company is self-insured for general liability up to $1,000,000 per occurrence and carries a $500,000 deductible limit per occurrence for workers compensation claims. The Company utilizes actuarial projections of its ultimate losses to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of March 29, 2012 and March 31, 2011, the Company had recorded casualty insurance reserves of $15,163,000 and $14,420,000, respectively, net of estimated insurance recoveries. The Company recorded expenses related to general liability and workers compensation claims of $12,900,000, $12,398,000 and $11,363,000 for the periods ended March 29, 2012, March 31, 2011 and April 1, 2010, respectively.

        Other Expense:    The following table sets forth the components of other expense:

	Fifty-two Weeks Ended
(In thousands)	March 29, 2012	March 31, 2011	April 1, 2010
Loss on redemption of 8 5/8% Senior Notes due 2012	$—	$—	$11,276
Loss on redemption of 11% Senior Subordinated Notes due 2016	—	24,332	—
Loss on redemption and modification of Senior Secured Credit Facility	383	3,656	—
Loss on redemption of 8% Senior Subordinated Notes due 2014	640	—	—
Other expense (income)	379	(141)	(244)

Other expense	$1,402	$27,847	$11,032

        New Accounting Pronouncements:    In September 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. Under this amendment, an entity will have an option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for the goodwill impairment test performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted ASU 2011-08 in the fourth quarter of fiscal 2012 and the adoption of ASU 2011-08 did not have a material impact on the Company's consolidated financial position, cash flows, or results of operations. For further information, see Goodwill within Note 1—The Company and Significant Accounting Policies.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, ("ASU 2011-05"). This ASU provides companies with an option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

two-separate but consecutive statements. This ASU will eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholder's equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05, ("ASU 2011-12"), which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. ASU 2011-05 and the deferrals in ASU 2011-12 will be effective for fiscal years and interim periods within those years, beginning after December 15, 2011 with retrospective application required. The Company will adopt these accounting standard updates as of the beginning of fiscal 2013 and include the presentation requirements in its consolidated financial statements as of the first quarter of fiscal 2013.

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

NOTE 2—ACCOUNTING CHANGES

        Prior to the fourth quarter of fiscal 2012, the Company recognized breakage income when gift card redemptions were deemed remote and the Company determined that there was no legal obligation to remit the unredeemed gift cards to the relevant tax jurisdiction ("Remote Method"), which, based on historical information, the Company concluded to be 18 months after the gift card was issued. At the end of the fourth quarter of fiscal 2012, the Company concluded it had accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, the Company changed its method for recognizing gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards ("Proportional Method"). The Company believes the Proportional Method is preferable to the Remote Method as it better reflects the gift card earnings process resulting in the recognition of gift card breakage income over the period of gift card redemptions (i.e., over the performance period). The Company will continue to review historical gift card redemption information at each reporting period to assess the continued appropriateness of the gift card breakage rates and pattern of redemption.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 2—ACCOUNTING CHANGES (Continued)

        In accordance with ASC 250, Accounting Changes and Error Corrections, the Company concluded that this accounting change represented a change in accounting estimate effected by a change in accounting principle and accordingly, accounted for the change as a change in estimate following a cumulative catch-up method. As a result, the cumulative catch-up adjustment recorded at the end of the fourth quarter of fiscal 2012 resulted in an additional $14,969,000 of gift card breakage income under the Proportional Method. Inclusive of this cumulative catch-up, the Company recognized $32,633,000 of gift card breakage income in fiscal 2012. Gift card breakage income presented in other theatre revenues that was previously presented in other income during the fiscal years ended March 31, 2011 and April 1, 2010 was $14,131,000 and $13,591,000, respectively.

        Additionally, concurrent with the accounting change discussed above, the Company changed the presentation of gift card breakage income from other income to other theatre revenues in the Consolidated Statements of Operations during fiscal 2012, with conforming changes made for all prior periods presented. The Company believes newly adopted presentation of gift card breakage income is preferable in the circumstances because breakage is an expected revenue stream to be earned at the time the cards are issued and is a key element and consideration of the profitability of their gift card sale program, and because it makes the Company's statements more comparable to its primary competitors.

NOTE 3—ACQUISITION

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

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 3—ACQUISITION (Continued)

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

(2)
Intangible assets consist of certain Kerasotes' trade names, a non-compete agreement, and favorable leases. See Note 6—Other Intangible Assets for further information.

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

        The Company was also required by the Antitrust Division of the United States Department of Justice to divest of four AMC theatres with 57 screens. The Company recorded a gain on disposition of assets of $10,056,000 for one divested AMC theatre with 14 screens during the fifty-two weeks ended March 31, 2011, which reduced operating expenses by approximately $10,056,000. Additionally, the

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 3—ACQUISITION (Continued)

Company acquired two theatres with 26 screens that were received in exchange for three of the AMC theatres with 43 screens. The Company recorded revenues of approximately $225,200,000 from May 24, 2010 through March 31, 2011 resulting from the acquisition of Kerasotes, and recorded operating costs and expenses of approximately $237,500,000, including $30,900,000 of depreciation and amortization and $12,600,000 of merger, acquisition and transaction costs. The Company recorded $934,000 of other expense related to Kerasotes.

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

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 3—ACQUISITION (Continued)

transactions occurred on the date indicated or to project its results of operations for any future period or date.

(In thousands)	52 Weeks Ended Pro forma March 31, 2011	52 Weeks Ended Pro forma April 1, 2010
	(unaudited)	(unaudited)
Revenues
Admissions	$1,716,426	$1,889,149
Concessions	672,761	727,481
Other theatre	75,921	80,716

Total revenues	2,465,108	2,697,346

Operating Costs and Expenses
Film exhibition costs	897,590	1,021,725
Concession costs	84,616	82,717
Operating expense	729,833	680,638
Rent	480,016	479,290
General and administrative:
Merger, acquisition and transaction costs*	14,085	2,280
Management fee	5,000	5,000
Other	59,787	74,825
Depreciation and amortization	216,095	214,382
Impairment of long-lived assets	12,779	3,765

Operating costs and expenses	2,499,801	2,564,622

Operating income (loss)	(34,693)	132,724
Other expense (income)
Other expense (income)	27,847	11,032
Interest expense
Corporate borrowings	143,522	126,458
Capital and financing lease obligations	6,370	6,768
Equity in earnings of non-consolidated entities	(17,178)	(30,300)
Gains on NCM transactions	(64,441)	—
Investment income	(391)	(7)

Total other expense	95,729	113,951

Earnings (loss) from continuing operations before income taxes	(130,422)	18,773
Income tax provision (benefit)	(1,450)	(65,000)

Earnings (loss) from continuing operations	(128,972)	83,773
Earnings (loss) from discontinued operations, net of income taxes	569	(7,534)

Net earnings (loss)	$(128,403)	$76,239

*
Primarily represents non-recurring transaction costs for the acquisition and related transactions.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 3—ACQUISITION (Continued)

	52 Weeks Ended Pro forma March 31, 2011	52 Weeks Ended Pro forma April 1, 2010
	(unaudited)	(unaudited)
Average Screens—continuing operations(1)	5,173	5,271

(1)
Includes consolidated theatres only.

NOTE 4—DISCONTINUED OPERATIONS

        On December 29, 2008, the Company sold all of its interests in Cinemex, which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. ("Entretenimiento"). The purchase price received at the date of the sale and in accordance with the Stock Purchase Agreement was $248,141,000. During the year ended April 1, 2010, the Company received payments of $4,315,000 for purchase price related to tax payments and refunds, and a working capital calculation and post closing adjustments. During the years ended March 29, 2012 and March 31, 2011, the Company received payments, net of legal fees, of $114,000 and $1,840,000, respectively, of the purchase price related to tax payments and refunds. Additionally as of March 29, 2012, the Company estimates that it is contractually entitled to receive an additional $6,602,000 of the purchase price related to tax payments and refunds. While the Company believes it is entitled to these amounts from Cinemex, the collection will require litigation, which was initiated by the Company on April 30, 2010. Resolution could take place over a prolonged period. In fiscal 2010, as a result of the litigation, the Company established an allowance for doubtful accounts related to this receivable and further directly charged off certain amounts as uncollectible with an offsetting charge of $8,861,000 recorded to loss on disposal included as a component of discontinued operations. The Company does not have any significant continuing involvement in the operations of the Cinemex theatres after the disposition. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

        Components of amounts reflected as earnings (loss) from discontinued operations in the Company's Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

(In thousands)	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010
Operating Costs and Expenses
Loss (gain) on disposal	$25	$(569)	$7,534

Operating costs and expenses	25	(569)	7,534

Operating income (loss)	(25)	569	(7,534)

Earnings (loss) before income taxes	(25)	569	(7,534)
Income tax provision	—	—	—

Net earnings (loss) from discontinued operations	$(25)	$569	$(7,534)

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 5—PROPERTY

        A summary of property is as follows:

(In thousands)	March 29, 2012	March 31, 2011
Property owned:
Land	$50,134	$51,161
Buildings and improvements	184,420	184,671
Leasehold improvements	898,916	884,214
Furniture, fixtures and equipment	1,309,969	1,338,915

	2,443,439	2,458,961
Less—accumulated depreciation and amortization	1,573,608	1,515,466

	869,831	943,495

Property leased under capital leases:
Buildings and improvements	32,503	33,864
Less—accumulated amortization	18,637	18,637

	13,866	15,227

	$883,697	$958,722

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

        Depreciation expense was $186,147,000, $182,939,000 and $163,506,000 for the periods ended March 29, 2012, March 31, 2011, and April 1, 2010, respectively.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 6—OTHER INTANGIBLE ASSETS

        Activity of other intangible assets is presented below:

		March 29, 2012		March 31, 2011
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Favorable leases	1 to 9 years	$108,177	$(63,683)	$110,231	$(55,227)
Guest frequency program	1 year	46,000	(44,206)	46,000	(41,906)
Loews' trade name	—	2,300	(2,300)	2,300	(2,300)
Loews' management contracts	10 to 19 years	35,400	(29,931)	35,400	(29,570)
Non-compete agreement	3 years	6,406	(2,365)	6,406	(1,084)
Other intangible assets	10 years	13,309	(13,139)	13,309	(13,122)

Total, amortizable		$211,592	$(155,624)	$213,646	$(143,209)

Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Kerasotes trade names		5,056		5,056

Total, unamortizable		$79,056		$79,056

        Amortization expense associated with the intangible assets noted above is as follows:

(In thousands)	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010
Recorded amortization	$14,469	$14,652	$13,934

        Estimated amortization expense for the next five fiscal years for intangible assets is projected below:

(In thousands)	2013	2014	2015	2016	2017
Projected amortization expense	$11,663	$9,284	$8,427	$7,061	$6,400

NOTE 7—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of March 29, 2012, include a 15.47% interest in National CineMedia, LLC ("NCM"), a 50% interest in two U.S. motion picture theatres and one IMAX screen, a 26.22% equity interest in Movietickets.com, Inc. ("MTC"), a 50% interest in Midland Empire Partners, LLC, a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP") and a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC ("ORF"). Indebtedness held by equity method investees is non-recourse to the Company.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 7—INVESTMENTS (Continued)

RealD Inc. Common Stock

        The Company holds an investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1). Under its RealD Inc. motion picture license agreement, the Company received a ten-year option to purchase 1,222,780 shares of RealD Inc. common stock at approximately $0.00667 per share. The stock options vested in 3 tranches upon the achievement of screen installation targets and were valued at the underlying stock price at the date of vesting. At the date of exercise, the fair market value of the RealD Inc. common stock was recorded in other long-term assets with an offsetting entry recorded to other long-term liabilities as a deferred lease incentive. The aggregate deferred lease incentive recorded in other long-term liabilities was $27,586,000 and is being amortized on a straight-line basis over the remaining terms of the license agreements, which at the exercise dates, range from approximately 8.6 years to approximately 9.9 years, to reduce RealD license expense recorded in the statement of operations under operating expense. As of March 29, 2012, the unamortized deferred lease incentive balance included in other long-term liabilities was $23,768,000. Fair value adjustments of RealD Inc. common stock are recorded to other long-term assets with an offsetting entry to accumulated other comprehensive loss.

        The investment in RealD Inc. common stock had been in an unrealized loss position for approximately six months at December 29, 2011. The Company reviewed the unrealized loss for a possible other-than-temporary impairment and determined that the loss as of December 29, 2011 was other-than-temporary and recognized an impairment loss of $17,751,000 within investment expense (income), related to unrealized losses previously recorded in accumulated other comprehensive loss, as the Company has determined the decline in fair value below historical cost to be other-than-temporary. Consideration was given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost and the Company's intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

DCIP Transactions

        On March 10, 2010, DCIP completed its financing of $660.0 million for the deployment of digital projection systems to nearly 14,000 movie theatre screens across North America, including screens operated or managed by the Company, Cinemark Holdings, Inc. ("Cinemark") and Regal. At closing the Company contributed 342 projection systems that it owned to DCIP, which were recorded at estimated fair value as part of an additional investment in DCIP of $21,768,000. The Company also made cash investments in DCIP of $840,000 at closing and DCIP made a distribution of excess cash to the Company after the closing date and prior to fiscal 2010 year-end of $1,262,000. The Company recorded a loss on contribution of the 342 projection systems of $563,000, based on the difference between estimated fair value and the carrying value on the date of contribution. On March 26, 2010 the Company acquired 117 digital projectors from third party lessors for $6,784,000 and sold them together with seven digital projectors that it owned to DCIP for $6,570,000. The Company recorded a loss on the sale of these 124 systems to DCIP of $697,000. On September 20, 2010, the Company sold 29 digital projectors in a sale and lease back to DCIP from its Canadian theatres for $1,655,000 and incurred a loss of $110,000. On October 29, 2010, the Company sold 57 digital projectors from

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 7—INVESTMENTS (Continued)

Kerasotes theatres in a sale and leaseback to DCIP for $3,250,000, with no gain or loss recorded on the projectors. On March 31, 2011, DCIP completed additional financing of $220.0 million, which is expected to complete the deployment of nearly 15,000 digital projection systems in the U.S. and Canada, including screens owned or managed by the Company.

        The digital projection systems leased from DCIP and its affiliates replaced most of the Company's existing 35 millimeter projection systems. The Company adjusted its estimated depreciable lives for its existing equipment that will be replaced and has accelerated the depreciation of these existing 35 millimeter projection systems, based on the estimated digital projection system deployment timeframe. The net book value of our existing 35 millimeter projection systems was $1,400,000 as of March 29, 2012. We currently estimate that the projector systems scheduled to be replaced will be fully depreciated in fiscal 2013.

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

        In connection with the completion of NCM, Inc.'s IPO, on February 13, 2007, the Company entered into the Third Amended and Restated Limited Liability Company Operating Agreement (the "NCM Operating Agreement") among the Company, Regal and Cinemark (the "Founding Members") and NCM, Inc.. Pursuant to the NCM Operating Agreement, the members are granted a redemption right to exchange common units of NCM for, at the option of NCM, Inc., NCM, Inc. shares of common stock on a one-for-one basis, or a cash payment equal to the market price of one share of NCM, Inc.'s common stock. Upon execution of the NCM Operating Agreement, each existing preferred unit of NCM held by the Founding Members was redeemed in exchange for $13.7782 per unit, resulting in the cancellation of each preferred unit. NCM used the proceeds of a new $725,000,000 term loan facility and $59,800,000 of net proceeds from the NCM, Inc. IPO to redeem the outstanding preferred units. The Company received approximately $259,347,000 in the aggregate for the redemption of all its preferred units in NCM. The Company received approximately $26,467,000 from selling common units in NCM to NCM, Inc. in connection with the exercise of the underwriters' over-allotment option in the NCM, Inc. IPO.

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

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 7—INVESTMENTS (Continued)

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

        Pursuant to the Company's Common Unit Adjustment Agreement, from time to time common units of NCM held by the Founding Members will be adjusted up or down through a formula ("Common Unit Adjustment"), primarily based on increases or decreases in the number of theatre

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 7—INVESTMENTS (Continued)

screens operated and theatre attendance generated by each Founding Member. The common unit adjustment is computed annually, except that an earlier common unit adjustment will occur for a Founding Member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent common unit adjustment, will cause a change of 2% or more in the total annual attendance of all of the Founding Members. In the event that a common unit adjustment is determined to be a negative number, the Founding Member shall cause, at its election, either (a) the transfer and surrender to NCM of a number of common units equal to all or part of such Founding Member's common unit adjustment or (b) pay to NCM an amount equal to such Founding Member's common unit adjustment calculated in accordance with the Common Unit Adjustment Agreement.

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

        All of the Company's NCM membership units are redeemable for, at the option of NCM, Inc., cash or shares of common stock of NCM, Inc. on a share-for-share basis. On August 18, 2010, the Company sold 6,500,000 shares of common stock of NCM, Inc. in an underwritten public offering for $16.00 per share and reduced the Company's related investment in NCM by $36,709,000, the carrying amount of all shares sold. Net proceeds received on this sale were $99,840,000 after deducting related underwriting fees and professional and consulting costs of $4,160,000, resulting in a gain on sale of $63,131,000. In addition, on September 8, 2010, the Company sold 155,193 shares of NCM, Inc. to the underwriters to cover over-allotments for $16.00 per share and reduced the Company's related investment in NCM by $867,000, the carrying amount of all shares sold. Net proceeds received on this sale were $2,384,000 after deducting related underwriting fees and professional and consulting costs of $99,000, resulting in a gain on sale of $1,517,000. As a result of the membership unit conversions and sales, the Company's ownership interest in NCM was reduced to 17.02% as of September 30, 2010.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 7—INVESTMENTS (Continued)

        Effective March 17, 2011, the Company was notified by NCM that its Common Unit Adjustment Agreement was determined to be a negative number. The Company elected to surrender 1,479,638 common membership units to satisfy the Common Unit Adjustment, leaving it with 17,323,782 units, or a 15.66% ownership interest in NCM as of March 31, 2011. The Company recorded the surrendered common units as a reduction to deferred revenues for exhibitor services agreement at fair value of $25,361,000, based on a price per share of NCM, Inc. of $17.14 on March 17, 2011, and recorded the reduction of the Company's NCM investment at weighted average cost for Tranche 2 Investments of $25,568,000, resulting in a loss on the surrender of the units of $207,000. The gain from the NCM, Inc. stock sales and the loss from the surrendered NCM common units are reported as Gain from NCM transactions on the Consolidated Statements of Operations. As a result of theatre closings and a related decline in attendance, the NCM Common Unit Adjustment for calendar 2011 called for a reduction in common units. The Company elected to pay NCM $214,000 to retain 16,717 common units effective March 16, 2012. The amount paid to retain the units decreased the deferred revenues for exhibitor services agreement available for amortization to advertising income for future periods.

        The NCM, Inc. IPO and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its proportionate share of tax basis in NCM's tangible and intangible assets. On the IPO date, NCM, Inc. and the Founding Members entered into a tax receivable agreement. Under the terms of this agreement, NCM, Inc. will make cash payments to the Founding Members in amounts equal to 90% of NCM, Inc.'s actual tax benefit realized from the tax amortization of the intangible assets described above. For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.'s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM Inc.'s proportionate share of tax basis in NCM's tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement shall generally apply to NCM, Inc.'s taxable years up to and including the 30th anniversary date of the NCM, Inc. IPO and related transactions. Pursuant to the terms of the tax receivable agreement, the Company received payments of $3,796,000 from NCM, Inc. in fiscal year 2009 with respect to NCM, Inc.'s 2007 taxable year, in fiscal year 2010, the Company received payments of $8,788,000 with respect to NCM, Inc.'s 2008 and 2009 taxable year and in fiscal year 2011, the Company received $6,637,000 with respect to NCM, Inc.'s 2008 and 2010 taxable years. In fiscal 2012, the Company received $6,248,000 with respect to NCM, Inc.'s 2009, 2010 and 2011 taxable years. Distributions received under the tax receivable agreement from NCM, Inc. were recorded as additional proceeds received related to the Company's Tranche 1 or 2 Investments and were recorded in earnings in a similar fashion to the proceeds received from the NCM, Inc. IPO and the receipt of excess cash distributions.

        As of March 29, 2012, the Company owns 17,323,782 units or a 15.47% interest in NCM. As a founding member, the Company has the ability to exercise significant influence over the governance of NCM, and, accordingly accounts for its investment following the equity method. The fair market value of the units in National CineMedia, LLC was approximately $264,361,000 based on a price for shares of NCM, Inc. on March 29, 2012 of $15.26 per share.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 7—INVESTMENTS (Continued)

Related Party Transactions

        As of March 29, 2012 and March 31, 2011, the Company has recorded $1,909,000 and $1,708,000, respectively, of amounts due from NCM related to on-screen advertising revenue. As of March 29, 2012 and March 31, 2011, the Company had recorded $1,823,000 and $1,355,000, respectively, of amounts due to NCM related to the ESA. The Company recorded revenues for advertising from NCM of $24,351,000, $22,408,000 and $20,352,000 during the fiscal years ended March 29, 2012, March 31, 2011, and April 1, 2010, respectively. The Company recorded expenses related to its beverage advertising agreement with NCM of $13,447,000, $12,458,000 and $12,107,000 during fiscal years 2012, 2011, and 2010, respectively.

        As of March 29, 2012 and March 31, 2011, the Company has recorded $1,437,000 and $3,376,000, respectively, of amounts due from DCIP related to equipment purchases made on behalf of DCIP for the installation of digital projection systems. After the projectors are installed and the Company is reimbursed for its installation costs, the Company will make capital contributions to DCIP for projector and installation costs in excess of the cap ($68,000 per system for digital conversions). The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis including scheduled escalations of rent to commence after six and one-half years from the initial deployment date. The difference between the cash rent and straight-line rent is recorded to deferred rent, a long-term liability account. As of March 29, 2012 and March 31, 2011, the Company has recorded $5,003,000 and $1,471,000 of deferred rent, respectively. The Company recorded digital equipment rental expense of $6,969,000 and $2,975,000 during the fifty-two weeks ended March 29, 2012 and March 31, 2011, respectively.

        As of March 29, 2012, the Company has recorded $597,000 of amounts due from Open Road Films for promoted content and has recorded $1,843,000 of amounts payable for film rentals. The Company has incurred approximately $7,000,000 in film exhibition costs on titles distributed by Open Road Films during the fifty-two weeks ended March 29, 2012.

Summary Financial Information

        Investments in non-consolidated affiliates accounted for under the equity method as of March 29, 2012, include interests in National CineMedia, LLC ("NCM"), two U.S. motion picture theatres and one IMAX screen, Movietickets.com, Inc. ("MTC"), Midland Empire Partners, LLC, Digital Cinema Implementation Partners, LLC ("DCIP"), and Open Road Films.

        Condensed financial information of the Company's non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 7—INVESTMENTS (Continued)

Financial Condition:

	March 29, 2012
(In thousands)	NCM	Other	Total
Current assets	$84,700	$101,157	$185,857
Noncurrent assets	321,700	1,189,041	1,510,741
Total assets	406,400	1,290,198	1,696,598
Current liabilities	54,200	93,734	147,934
Noncurrent liabilities	864,000	1,028,647	1,892,647
Total liabilities	918,200	1,122,381	2,040,581
Stockholders' equity (deficit)	(511,800)	167,817	(343,983)
Liabilities and stockholders' deficit	406,400	1,290,198	1,696,598
The Company's recorded investment(1)	$71,517	$37,544	$109,061

	March 31, 2011
(In thousands)	NCM	Other	Total
Current assets	$70,582	$68,500	$139,082
Noncurrent assets	301,600	736,490	1,038,090
Total assets	372,182	804,990	1,177,172
Current liabilities	33,216	75,901	109,117
Noncurrent liabilities	847,482	593,477	1,440,959
Total liabilities	880,698	669,378	1,550,076
Stockholders' equity (deficit)	(508,516)	135,612	(372,904)
Liabilities and stockholders' deficit	372,182	804,990	1,177,172
The Company's recorded investment(1)	$74,551	$28,084	$102,635

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

Operating Results:

	52 Weeks Ended March 29, 2012
(In thousands)	NCM	Other	Total
Revenues	$443,700	$215,240	$658,940
Operating costs and expenses	311,100	240,821	551,921
Net earnings (loss)	132,600	(25,581)	107,019
The Company's recorded equity in earnings (loss)	$28,489	$(15,930)	$12,559

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 7—INVESTMENTS (Continued)

	52 Weeks Ended March 31, 2011
(In thousands)	NCM	Other	Total
Revenues	$413,639	$85,539	$499,178
Operating costs and expenses	281,716	107,374	389,090
Net earnings (loss)	131,923	(21,835)	110,088
The Company's recorded equity in earnings	$32,851	$(15,673)	$17,178

	52 Weeks Ended April 1, 2010
(In thousands)	NCM	Other	Total
Revenues	$391,815	$40,736	$432,551
Operating costs and expenses	262,578	48,241	310,819
Net earnings (loss)	129,237	(7,505)	121,732
The Company's recorded equity in earnings (loss)	$34,436	$(4,136)	$30,300

        The Company reviews investments in non-consolidated subsidiaries accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. The Company reviews unaudited financial statements on a quarterly basis and audited financial statements on an annual basis for indicators of triggering events or circumstances that indicate the potential impairment of these investments as well as current equity prices for its investment in NCM and discounted projections of cash flows for certain of its other investees. Additionally, the Company has quarterly discussions with the management of significant investees to assist in the identification of any factors that might indicate the potential for impairment. In order to determine whether the carrying value of investments may have experienced an "other-than-temporary" decline in value necessitating the write-down of the recorded investment, the Company considers the period of time during which the fair value of the investment remains substantially below the recorded amounts, the investees financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, a reduction or cessation in the investee's dividend payments, suspension of trading in the security, qualifications in accountant's reports due to liquidity or going concern issues, investee announcement of adverse changes, downgrading of investee debt, regulatory actions, changes in reserves for product liability, loss of a principal customer, negative operating cash flows or working capital deficiencies and the recording of an impairment charge by the investee for goodwill, intangible or long-lived assets. Once a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value.

        Included in equity in earnings of non-consolidated entities for the fifty-two weeks ended March 31, 2011 is an impairment charge of $8,825,000 related to a joint venture investment. The decline in the fair market value of the investment was considered other than temporary due to inadequate projected cash flows, the nature of losses sustained in current and prior years, negative operating cash flows and the length of time the investee has been operating. The decline in the fair market value of the investment was considered other than temporary due to competitive theatre builds. The impairment charges related to joint venture investments are included within equity in earnings of non-consolidated entities on the Consolidated Statements of Operations.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 7—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings of NCM during the fifty-two weeks ended April 1, 2010, March 31, 2011, and March 29, 2012.

(In thousands)	Investment in NCM(1)	Deferred Revenue(2)	Due to NCM	Cash Received (Paid)	Equity in (Earnings) Losses	Advertising (Revenue)	(Gain) on NCM Transactions
Ending balance April 2, 2009	$26,733	$(253,164)	$(81)	$—	$—	$—	$—
Receipt under Tax Receivable Agreement	—	—	—	8,788	(8,788)	—	—
Receipt of Common Units	2,290	(2,290)	—	—	—	—	—
Receipt of excess cash distributions	(1,847)	—	—	25,827	(23,980)	—	—
Payments on Loews' Screen Integration Agreement	—	—	81	(81)	—	—	—
Receipt of tax credits	(1)	—	—	18	(17)	—	—
Change in interest loss(3)	(57)	—	—	—	57	—	—
Amortization of deferred revenue	—	3,132	—	—	—	(3,132)	—
Equity in earnings(4)	1,708	—	—	—	(1,708)	—	—

Ending balance April 1, 2010	$28,826	$(252,322)	$—	$34,552	$(34,436)	$(3,132)	$—

Receipt of Common Units(3)	$111,520	$(111,520)	$—	$—	$—	$—	$—
Exchange and sale of NCM stock(5)	(37,576)	—	—	102,224	—	—	(64,648)
Surrender of Common Units(6)	(25,568)	25,361	—	—	—	—	207
Receipt of excess cash distributions	(8,592)	—	—	28,843	(20,251)	—	—
Receipt under Tax Receivable Agreement(7)	(1,815)	—	—	6,637	(4,822)	—	—
Receipt of tax credits	(7)	—	—	22	(15)	—	—
Amortization of deferred revenue	—	4,689	—	—	—	(4,689)	—
Equity in earnings(4)	7,763	—	—	—	(7,763)	—	—

Ending balance March 31, 2011	$74,551	$(333,792)	$—	$137,726	$(32,851)	$(4,689)	$(64,441)

Receipt of excess cash distributions	$(6,444)	$—	$—	$25,275	$(18,831)	$—	$—
Receipt under Tax Receivable Agreement(7)	(1,840)	—	—	6,248	(4,408)	—	—
Payment to retain Common Units(8)	—	214	—	(214)	—	—	—
Amortization of deferred revenue	—	5,136	—	—	—	(5,136)	—
Equity in earnings(4)	5,250	—	—	—	(5,250)	—	—

Ending balance March 29, 2012	$71,517	$(328,442)	$—	$31,309	$(28,489)	$(5,136)	$—

(1)
The NCM common membership units held by the Company immediately following the NCM, Inc. IPO are carried at zero cost (Tranche 1 Investment). As provided under the Common Unit Adjustment Agreement dated as of February 13, 2007, the Company received additional NCM common membership units in fiscal 2010 and 2011, valued at $2,290,000 and $111,520,000, respectively (Tranche 2 Investments).

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 7—INVESTMENTS (Continued)

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

(4)
Represents equity in earnings on the Tranche 2 Investments only.

(5)
All of the Company's NCM membership units are redeemable for, at the option of NCM, cash or shares of common stock of NCM, Inc. on a share-for-share basis. On August 18, 2010, the Company sold 6,500,000 shares of common stock of NCM, Inc. in an underwritten public offering for $16.00 per share and reduced the Company's related investment in NCM by $36,709,000, the carrying amount of all shares sold. Net proceeds received on this sale were $99,840,000 after deducting related underwriting fees and professional and consulting costs of $4,160,000, resulting in a gain on sale of $63,131,000. In addition, on September 8, 2010, the Company sold 155,193 shares of NCM, Inc. to the underwriters to cover over-allotments for $16.00 per share and reduced the Company's related investment in NCM by $867,000, the carrying amount of all shares sold. Net proceeds received on this sale were $2,384,000 after deducting related underwriting fees and professional and consulting costs of $99,000, resulting in a gain on sale of $1,517,000.

(6)
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

(7)
Distributions received under the Tax Receivable Agreement in fiscal 2011 and 2012, were allocated among the Tranche 1 Investment and the Tranche 2 Investments based on the ownership percentages as of the date of the related NCM, Inc. taxable year to which the distribution relates.

(8)
As a result of theatre closings and a related decline in attendance, the NCM Common Unit Adjustment for calendar 2011 called for a reduction in common units. The Company elected to pay NCM $214,000 to retain 16,717 common units effective March 16, 2012. The amount paid to retain the units decreased the deferred revenues for exhibitor services agreement available for amortization to advertising income for future periods.

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

        The Company has received 7,983,723 additional units in NCM subsequent to the IPO as a result of Common Unit Adjustments received from March 27, 2008 through June 14, 2010 (Tranche 2

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 7—INVESTMENTS (Continued)

Investments). The Company follows the guidance in ASC 323-10-35-29 (formerly EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14. Both sets of literature indicate that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the Common Unit adjustments included in its Tranche 2 Investments equates to making additional investments in NCM. The Company has evaluated the receipt of the additional common units in NCM and the assets exchanged for the additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. This determination was formed by considering that (i) NCM does not receive any additional funds from the Tranche 2 Investments, (ii) both NCM and AMC record their respective increases to Members' Equity and Investment at the same amount (fair value of the units issued), (iii) the additional investments result in additional ownership in NCM and (iv) the investments in additional common units are not subordinate to the other equity of NCM. As such, the additional common units received would be accounted for as a Tranche 2 Investment separate from the Company's initial investment following the equity method. The Company's Tranche 2 Investments correspond with the NCM Members' equity amounts in its capital account.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 8—SUPPLEMENTAL BALANCE SHEET INFORMATION

        Other assets and liabilities consist of the following:

(In thousands)	March 29, 2012	March 31, 2011
Other current assets:
Prepaid rent	$38,400	$38,250
Income taxes receivable	—	516
Prepaid insurance and other	14,582	12,191
Merchandise inventory	11,771	10,214
Deferred tax asset	16,250	21,100
Other	6,863	5,878

	$87,866	$88,149

Other long-term assets:
Investments in real estate	$10,721	$10,504
Deferred financing costs	32,347	31,107
Investments in equity method investees	109,061	102,635
Computer software	30,807	26,049
Deferred tax asset	55,750	83,400
Due from Parent tax sharing arrangement	32,500	—
Investment in RealD Inc. common stock	15,945	33,455
Other	4,720	5,214

	$291,851	$292,364

Accrued expenses and other liabilities:
Taxes other than income	$43,071	$44,460
Income taxes payable	1,482	—
Interest	39,660	37,231
Payroll and vacation	10,326	9,516
Current portion of casualty claims and premiums	7,266	6,043
Accrued bonus	12,132	6,164
Theatre and other closure	6,332	6,935
Accrued licensing and percentage rent	11,688	8,058
Current portion of pension and other benefits liabilities	1,217	1,292
Other	16,160	19,288

	$149,334	$138,987

Other long-term liabilities:
Unfavorable lease obligations	$125,772	$143,426
Deferred rent	126,224	112,762
Pension and other benefits	55,757	41,198
Deferred gain	14,423	16,656
Deferred lease incentive	23,768	26,678
Tax liability	7,000	7,000
Casualty claims and premiums	10,344	10,299
Theatre and other closure	59,139	66,917
Other	4,402	7,503

	$426,829	$432,439

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	March 29, 2012	March 31, 2011
Senior Secured Credit Facility-Term Loan due 2013	$—	$141,779
Senior Secured Credit Facility-Term Loan due 2016 (3.49% as of March 29, 2012)	470,343	474,096
Senior Secured Credit Facility-Term Loan due 2018 (4.25% as of March 29, 2012)	297,050	—
8% Senior Subordinated Notes due 2014	190,775	299,402
8.75% Senior Fixed Rate Notes due 2019	588,366	587,263
9.75% Senior Subordinated Notes due 2020	600,000	600,000
Capital and financing lease obligations, 9% - 11.5%	62,220	65,675

	2,208,754	2,168,215
Less: current maturities	(61,846)	(9,955)

	$2,146,908	$2,158,260

        Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of March 29, 2012 are as follows:

	Capital and Financing Lease Obligations
				Principal Amount of Corporate Borrowings
(In thousands) Fiscal Years	Minimum Lease Payments	Less Interest	Principal		Total
2013	$8,456	$5,649	$2,807	$59,039	$61,846
2014	8,107	5,378	2,729	150,005	152,734
2015	8,129	5,089	3,040	8,004	11,044
2016	8,235	4,760	3,475	8,004	11,479
2017	8,235	4,391	3,844	451,327	455,171
Thereafter	64,464	18,139	46,325	1,484,999	1,531,324

Total	$105,626	$43,406	$62,220	$2,161,378	$2,223,598

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

        Third Amendment.    On December 15, 2010, the Company entered into a third amendment to its Senior Secured Credit Agreement dated as of January 26, 2006 to, among other things: (i) extend the maturity of the term loans held by accepting lenders and to increase the interest rate with respect to

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

such term loans, (ii) replace the Company's existing revolving credit facility (with higher interest rates and a longer maturity than the existing revolving credit facility), and (iii) amend certain of the existing covenants therein. The following are key terms of the amendment:

  •
  The term loan maturity was extended to December 15, 2016 (the "Term Loan due 2016") for the then aggregate principal amount of $476,597,000 held by lenders who consented to the amendment. The remaining then aggregate term loan principal amount of $142,528,000 (the "Term Loan due 2013") was scheduled to mature on January 26, 2013.

  •
  The amended five-year revolving credit facility includes a borrowing capacity of $192,500,000 through December 15, 2015 and is available for letters of credit and for swingline borrowings on same-day notice. The current applicable margin for borrowings under the revolving credit facility is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. The Company is required to pay an unused commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum. It will also pay customary letter of credit fees. As of March 29, 2012, AMC Entertainment had approximately $12,498,000 in outstanding letters of credit issued under the credit facility, leaving approximately $180,002,000 available to borrow against the revolving credit facility.

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

        Incremental Amendment.    On February 22, 2012, the Company entered into an amendment to its Senior Secured Credit Facility pursuant to which the Company borrowed term loans (the "Term Loan due 2018"), and used the proceeds, together with cash on hand, to fund the cash tender offer and redemption of the 8% Senior Subordinated Notes due 2014 and to repay the existing Term Loan due 2013. The Term Loan due 2018 was issued under the Senior Secured Credit Facility for $300,000,000 aggregate principal amount and the net proceeds received were $297,000,000. The issuance of the 1% discount is amortized to interest expense over the term of the loan. The Term Loan due 2018 requires repayments of principal of 1% per annum and the remaining principal payable upon maturity on February 22, 2018. The Company capitalized deferred financing costs paid to creditors of $5,157,000 related to the issuance of the Term Loan due 2018 during the year ended March 29, 2012. Concurrently with the Term Loan due 2018 borrowings on February 22, 2012, the Company redeemed all outstanding Term Loan due 2013 at a redemption price of 100% of the then outstanding aggregate principal balance of $140,657,000, plus accrued and unpaid interest. The Company recorded a loss on extinguishment of the Term Loan due 2013 in Other expense, due to previously capitalized deferred financing fees of $383,000, during the fifty-two weeks ended March 29, 2012.

        Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company's option, either a base rate or LIBOR. The current applicable margin for

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

borrowings under the Term Loan due 2016 is 3.25% with respect to LIBOR borrowings and the applicable margin for borrowings under the Term Loan due 2018 is 4.25%, which is based on LIBOR plus 3.25% and is subject to a 1.00% minimum LIBOR rate with respect to LIBOR borrowings. Prior to extinguishment, the Term Loan due 2013 bore interest at 2.021% on February 22, 2012, which was based on LIBOR plus 1.75%. The Company will repay $5,003,648 of the Term Loan due 2016 per annum through September 30, 2016, with any remaining balance due on December 15, 2016. The Term Loan due 2018 requires repayments of principal of $3,000,000 per annum and the remaining principal payable upon maturity on February 22, 2018. AMC Entertainment may voluntarily repay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans.

        All obligations under the Senior Secured Credit Facility are guaranteed by each of AMC Entertainment's wholly-owned domestic subsidiaries. All obligations under the Senior Secured Credit Facility, and the guarantees of those obligations (as well as cash management obligations), are secured by substantially all of AMC Entertainment's assets as well as those of each subsidiary guarantor.

        The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, AMC Entertainment's ability, and the ability of its subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the notes); pay dividends and distributions or repurchase their capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; change in control of permitted holders, amend certain charter documents and material agreements governing subordinated indebtedness, including the 8% Senior Subordinated Notes due 2014, the 8.75% Senior Notes due 2019, and the 9.75% Senior Subordinated Notes due 2020; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries.

        In addition, the Senior Secured Credit Facility requires that AMC Entertainment and its subsidiaries maintain a maximum net senior secured leverage ratio as long as the commitments under the revolving credit facility remain outstanding. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

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

        On February 7, 2012, the Company launched a cash tender offer to purchase up to $160,000,000 aggregate principal amount of its outstanding $300,000,000 aggregate principal amount of the 8% Senior Subordinated Notes due 2014 ("Notes due 2014"). On February 21, 2012, holders of $108,955,000 aggregate principal amount of the Notes due 2014 tendered pursuant to the cash tender offer. On February 22, 2012, the Company accepted for purchase $58,063,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2014, for total consideration equal to (i) $972.50 per $1,000 in principal amount of notes validly tendered plus (ii) $30 per $1,000 in principal amount of the notes validly tendered. On March 7, 2012, the Company accepted for purchase the remaining $50,892,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2014 tendered on February 21, 2012, for total consideration equal to (i) $972.50 per $1,000 in principal amount of notes validly tendered plus (ii) $30 per $1,000 in principal amount of the notes validly tendered. In addition, the Company accepted for purchase $10,000 aggregate principal amount, plus accrued and unpaid interest of Notes due 2014 tendered after February 21, 2012, for total consideration equal to $972.50 per $1,000 in principal amount of the notes validly tendered. The Company recorded a loss on extinguishment related to the cash tender offer and redeemed its Notes due 2014 of $640,000 in Other expense during the fifty-two weeks ended March 29, 2012, which included tender offer and consent fees paid to the holders of $213,000, write-off of a non-cash discount of $155,000, and other expenses of $272,000. On March 7, 2012, the Company announced its intent to redeem $51,035,000 aggregate principal amount of the Notes due 2014 at a price of $1,000 per $1,000 principal amount such that an aggregate of $160,000,000 of Notes due 2014 would be retired through the tender offer and redemption. On April 6, 2012, the Company completed the redemption of $51,035,000 aggregate principal amount of Notes due 2014 at a redemption price of 100% of the principal amount plus accrued and unpaid interest.

Notes Due 2016

        Concurrently with the 9.75% Senior Subordinated Notes due 2020 ("Notes due 2020") offering on December 15, 2010, the Company launched a cash tender offer and consent solicitation for any and all of its then outstanding $325,000,000 aggregate principal amount of the 11% Senior Subordinated Notes due 2016 (the "Notes due 2016") at a purchase price of $1,031 plus a $30 consent fee for each $1,000 of principal amount of outstanding Notes due 2016 validly tendered and accepted by the Company on or before the early tender date (the "Cash Tender Offer"). The Company used the net proceeds from the issuance of the Notes due 2020 on December 15, 2010 to pay the consideration for the Cash Tender Offer plus accrued and unpaid interest on $95,098,000 principal amount of Notes due 2016 validly tendered. The Company recorded a loss on extinguishment related to the Cash Tender Offer of

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

$7,631,000 in Other expense during the fifty-two weeks ended March 31, 2011, which included previously capitalized deferred financing fees of $1,681,000, a tender offer and consent fee paid to the holders of $5,801,000 and other expenses of $149,000. The Company redeemed the remaining $229,902,000 aggregate principal amount outstanding Notes due 2016 at a price of $1,055 per $1,000 principal amount on February 1, 2011 in accordance with the terms of the indenture. The Company recorded a loss on extinguishment related to the Cash Tender Offer of $16,701,000 in Other expense during the fifty-two weeks ended March 31, 2011, which included previously capitalized deferred financing fees of $3,958,000, a tender offer and consent fee paid to the holders of $12,644,000 and other expenses of $99,000.

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

        The Notes due 2019 bear interest at a rate of 8.75% per annum, payable on June 1 and December 1 of each year (commencing on December 1, 2009), and have a maturity date of June 1, 2019. The Notes due 2019 are redeemable at the Company's option in whole or in part, at any time on or after June 1, 2014 at 104.375% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after June 1, 2017, plus accrued and unpaid interest to the redemption date. In addition, AMC Entertainment may redeem up to 35% of the aggregate principal amount of the notes using net proceeds from certain equity offerings completed on or prior to June 1, 2012 at a redemption price of 108.75%. The Company capitalized deferred financing costs of $16,259,000 related to the issuance of the Notes due 2019 during the year ended April 1, 2010.

        The Notes due 2019 are general unsecured senior obligations of AMC Entertainment, fully and unconditionally guaranteed, jointly and severally, on a senior basis by each of AMC Entertainment's existing and future domestic restricted subsidiaries that guarantee AMC Entertainment's other indebtedness.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

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

        Each indenture relating to the Company's notes (Notes due 2014, Notes due 2019, and Notes due 2020) allows it to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows the Company to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indenture for the Notes due 2014 (the Company's most restrictive indenture), the Company could borrow approximately $301,800,000 (assuming an interest rate of 10.0% per annum on the additional indebtedness) in addition to specified permitted indebtedness at March 29, 2012. If the Company cannot satisfy the coverage ratios of the indentures, generally the Company can incur, in addition to amounts borrowed under the Senior Secured Credit Facility, no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to the Notes due 2014.

        As of March 29, 2012, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2014, the Notes due 2019, and the Notes due 2020.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

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

Parent Term Loan Facility

        During fiscal 2012, Parent made payments to extinguish the remaining principal balance of its Parent Term Loan Facility due June 2012 of $160,921,000, plus accrued and unpaid interest, with a portion of the dividend provided by the Company.

NOTE 10—STOCKHOLDER'S EQUITY

        AMCE has one share of Common Stock issued as of March 29, 2012 which is owned by Parent.

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

        Pursuant to the terms of the Merger Agreement, on January 26, 2006, in connection with the consummation of the Merger, Holdings issued 256,085.61252 voting shares of Class L-1 Common Stock, par value $0.01 per share ("Class L-1 Common Stock"), 256,085.61252 voting shares of Class L-2 Common Stock, par value $0.01 per share ("Class L-2 Common Stock" and, together with the Class L-1 Common Stock, the "Class L Common Stock"), 382,475 voting shares of Class A-1 Common Stock, par value $0.01 per share (the "Class A-1 Common Stock"), 382,475 voting shares of Class A-2 Common Stock, par value $0.01 per share (the "Class A-2 Common Stock" and, together with the Class A-1 Common Stock, the "Class A Common Stock"), and 5,128.77496 nonvoting shares of Class N Common Stock, par value $0.01 per share (the Class N Common Stock"), such that (i) the former non-management stockholders of LCE Holdings, including the Bain Investors, the Carlyle Investors and the Spectrum Investors (collectively, the "Former LCE Sponsors"), hold all of the outstanding shares of Class L Common Stock, (ii) the pre-existing non-management stockholders of Holdings, including the JPMP Investors and the Apollo Investors (collectively, the "Pre-Existing Holdings Sponsors" and, the Pre-Existing Holdings Sponsors together with the Former LCE Sponsors, the "Sponsors") and other co-investors (the "Co-investors"), held all of the outstanding shares of Class A Common Stock, and (iii) management stockholders of Holdings (the "Management Stockholders" and, together with the Sponsors and Co-investors, the "Stockholders") hold all of the non-voting Class N Common Stock.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

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

        During fiscal 2012, AMCE used cash on hand to pay a dividend distribution to Parent in an aggregate amount of $109,581,000. Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business and to redeem its Term Loan Facility due June 2012, plus accrued and unpaid interest of $219,405,000.

        During fiscal 2011, AMCE made dividend distributions to Holdings in an aggregate amount of $278,258,000, and Holdings used the available funds to make a principal payment related to a tender offer for the Discount Notes due 2014, plus interest payments, and to make dividend distributions to its stockholder, Parent. Holdings and Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business.

        During fiscal 2010, AMCE made dividend distributions to Holdings in an aggregate amount of $329,981,000, and Holdings used the available funds to make a cash interest payment on the Discount Notes due 2014 and to make dividend distributions to its stockholder, Parent. Parent made payments to purchase term loans and reduced the principal balance of its Parent Term Loan Facility from $466,936,000 to $193,290,000 with a portion of the dividend proceeds. In addition, Holdings and Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

Common Stock on a one-for-one basis immediately prior to the consummation of an Initial Public Offering.

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent has an amended and restated 2004 Stock Option Plan ("2004 Stock Option Plan") and the 2010 Equity Incentive Plan. The Company has recorded stock-based compensation expense of $1,962,000, $1,526,000, and $1,384,000 within general and administrative: other during each of the fifty-two weeks ended March 29, 2012, March 31, 2011, and April 1, 2010, respectively. Compensation expense for stock options and restricted stock are recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation for awards and all outstanding options of $1,962,000 and $1,526,000 during fiscal 2012 and 2011, respectively.

        As of March 29, 2012, there was approximately $4,412,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under both the 2010 Equity Incentive Plan and the 2004 Stock Option Plan expected to be recognized over a weighted average 2.3 years.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

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

        On July 8, 2010, the Board approved the grants of 5,399 non-qualified stock options, 5,399 restricted stock (time vesting), and 5,404 restricted stock (performance vesting) to certain of its employees. On February 1, 2011, the Board approved the grants of 137 non-qualified stock options, 137 restricted stock (time vesting), and 138 restricted stock (performance vesting) to certain of its employees. The estimated fair value of the stock at the grant date of July 8, 2010 was approximately $752 per share. The common stock value of $752 per share was based upon a contemporaneous valuation reflecting market conditions on July 8, 2010, which was prepared by an independent third party valuation specialist, and was used to estimate grants of 6,167 options and 6,431 shares of restricted stock granted in July 2010. The third party valuation was reviewed by management and provided to the Company's board of directors and the Compensation Committee of the board of directors. In determining the fair market value of the common stock, the board of directors and the Compensation Committee of the board of directors considered the valuation report and other qualitative and quantitative factors that they considered relevant. The common stock value of $752 per share was used to estimate the fair value of each of the remaining grants of options and shares of restricted stock granted on each of August 2, 2010, December 23, 2010, March 22, 2011, and April 6, 2011 as the Company believed at the time of grant that the valuation reflected current market conditions on each of such grant dates. The Company believes that market conditions had not changed significantly over the course of these grant dates.

        On June 22, 2011, the restricted stock (performance vesting) shares for fiscal 2012 were granted and the target was communicated following ASC 718-10-55-95. The grant date common stock value of $755 per share was based upon a contemporaneous valuation reflecting market conditions on June 22, 2011, which was prepared by an independent third party valuation specialist, and was used to estimate grant value of 1,346 shares of restricted stock (performance vesting) granted on June 22, 2011. The third party valuation

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

was reviewed by management and provided to the Company's Board of Directors and the Compensation Committee of the Board of Directors. In determining the fair market value of the common stock, the Board of Directors and the Compensation Committee of the Board of Directors considered the valuation report and other qualitative and quantitative factors that they considered relevant.

        The award agreements under the Plan generally have the following features, subject to discretionary approval by Parent's compensation committee:

  •
  Non-Qualified Stock Option Award Agreement: The Board approved the grant of 5,536 stock options, of which 5,491 stock options have been granted. Twenty-five percent of the options will vest on each of the first four anniversaries of the date of grant; provided, however, that the options will become fully vested and exercisable if within one year following a Change of Control (as defined in the Plan), the participant's service is terminated by the Company without cause. The stock options have a ten year term from the date of grant. The estimated grant date fair value of the options granted on 5,491 shares was $293.72 per share, or $1,613,000, and was determined using the Black-Scholes option-pricing model. The option exercise price was $752 per share, and the estimated fair value of the shares was $752, resulting in $0 intrinsic value for the option grants.

  •
  Restricted Stock Award Agreement (Time Vesting): The Board approved the grant of 5,536 shares of restricted stock (time vesting), of which 5,491 shares have been granted. The restricted shares will become vested on the fourth anniversary of the date of grant; provided, however, that the restricted shares will become fully vested if within one year following a Change of Control, the participant's service is terminated by the Company without cause. The estimated grant date fair value for the 5,491 shares of restricted stock (time vesting) granted was $4,129,000, or approximately $752 per share.

  •
  Restricted Stock Award Agreement (Performance Vesting): The Board approved the grant of 5,542 shares of restricted stock (performance vesting), of which approximately 1,346 shares and 1,372 shares have been granted in fiscal 2012 and fiscal 2011, respectively. Approximately twenty-five percent of the total 5,542 restricted shares approved by the Board will be granted each year over a four-year period. Each grant has a vesting term of approximately one year upon the Company meeting certain pre-established annual performance targets; provided, however, that the restricted shares will become fully vested if within one year following a Change of Control, the participant's service is terminated by the Company without cause. The fiscal 2012 and fiscal 2011 performance targets were established at the grant date following ASC 718-10-55-95 and the estimated grant date fair values were $1,016,000 (or approximately $755 per share) and $1,032,000, (or approximately $752 per share), respectively. During the third quarter of each year, it was determined to be improbable for the Company to meet its pre-established annual performance target for fiscal 2012 and fiscal 2011. The Company discontinued recognizing compensation cost for the restricted stock (performance vesting) grant for fiscal 2012 and fiscal 2011 and reversed compensation cost previously recognized in prior quarters.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

Stock Option Activity

        A summary of Parent's stock option activity under both the 2004 Option Plan and the 2010 Equity Incentive Plan is as follows:

	March 29, 2012		March 31, 2011		April 1, 2010
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	35,684.1680905	$423.70	31,597.1680905	$383.58	26,811.1680905	$391.43
Granted(1)	7.00000	752.00	6,507.00000	752.00	4,786.00000	339.59
Forfeited	(13.00000)	752.00	(1,615.40000)	368.18	—	—
Exercised	—	—	(804.60000)	452.57	—	—

Outstanding at end of year and expected to vest(1)(2)	35,678.1680905	$449.88	35,684.1680905	$449.93	31,597.1680905	$383.58

Exercisable at end of year(3)	22,594.5380903	$429.74	17,238.4980902	$423.70	14,026.8080901	$452.94

Available for grant at end of year(4)	28,580.0000000		28,568.0000000		9,325.7042495

(1)
The weighted average remaining contractual life for outstanding options was 6.0 years, 7.0 years, and 7.6 years for fiscal 2012, 2011 and 2010, respectively. During fiscal 2012, 7 options were granted at an exercise price of $752. The options granted were based on an estimated fair value of $752 of common stock, resulting in an intrinsic value for the options on the grant date of $0. During fiscal 2011, 6,507 options were granted at an exercise price of $752. The options granted were based on an estimated fair value of $752 of common stock, resulting in an intrinsic value for the options on the grant date of $0. During fiscal 2010, 4,786 options were granted on May 28, 2009 at an exercise price of $339.59, based on an estimated fair value of $339.59 of common stock on May 28, 2009, resulting in an intrinsic value for the options on the grant date of $0.

(2)
The aggregate estimated intrinsic value for these options was approximately $4,578,000 as of March 29, 2012.

(3)
The aggregate estimated intrinsic value for these options was approximately $2,824,000 as of March 29, 2012.

(4)
At March 29, 2012, the shares available for grant were under the 2010 Equity Incentive Plan, and include all types of shares available for grant under the 2010 Equity Incentive Plan. The shares available for grant at March 29, 2012 were reduced by 5,366 shares of unvested restricted stock (time vesting). Also, at March 29, 2012, the shares available for grant do not include the awards approved by the Board that have not been granted, which includes 45 stock option shares, 45 shares of restricted stock (time vesting), and 2,824 shares of restricted stock (performance vesting).

        For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise (determined using the most recent contemporaneous valuation prior to the exercise) and the exercise price of the options. The total intrinsic value of options exercised was $241,000 during fiscal 2011 and there were no options exercised during fiscal 2012 and fiscal 2010.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

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

Assumptions Used To Estimate Option Values

        The following table reflects the weighted average fair value per option granted during each year under the 2004 Option Plan and the 2010 Equity Incentive Plan, as well as the significant assumptions used in determining weighted average fair value using the Black-Scholes option-pricing model:

	March 31, 2011		April 1, 2010
	2010 Plan	2004 Plan	2004 Plan
Weighted average fair value of options on grant date	$293.72	$300.91	$135.71
Risk-free interest rate	2.50%	2.58%	2.6%
Expected life (years)	6.25	6.50	6.5
Expected volatility(1)	35.0%	35.0%	35.0%
Expected dividend yield	—	—	—

(1)
The Company uses share values of its publicly traded competitor peer group for purposes of calculating volatility.

Restricted Stock Activity

        The following table represents the restricted stock activity:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at March 31, 2011	5,372	$752.00
Granted	1,353	755.00
Forfeited/canceled(1)	(1,359)	755.00

Unvested at March 29, 2012	5,366	$752.00

(1)
The Company did not meet its pre-established annual performance target for fiscal 2012, and therefore, the restricted stock (performance vesting) grant was canceled.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 11—INCOME TAXES

        Income tax provision reflected in the Consolidated Statements of Operations for the periods in the three years ended March 29, 2012 consists of the following components:

(In thousands)	March 29, 2012	March 31, 2011	April 1, 2010
Current:
Federal	$—	$—	$(2,800)
Foreign	—	—	—
State	2,015	1,950	500

Total current	2,015	1,950	(2,300)

Deferred:
Federal	—	—	(66,500)
Foreign	—	—	—
State	—	—	—

Total deferred	—	—	(66,500)

Total provision (benefit)	2,015	1,950	(68,800)
Tax provision from discontinued operations	—	—	—

Total provision (benefit) from continuing operations	$2,015	$1,950	$(68,800)

        AMCE has recorded no alternative minimum taxes as the consolidated tax group for which AMCE is a member expects no alternative minimum tax liability and pursuant to the tax sharing arrangement in place, AMCE has no liability.

        Pre-tax income (losses) consisted of the following:

(In thousands)	March 29, 2012	March 31, 2011	April 1, 2010
Domestic	$(78,677)	$(121,243)	$8,740
Foreign	(1,296)	340	(7,750)

Total	$(79,973)	$(120,903)	$990

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 11—INCOME TAXES (Continued)

        The difference between the effective tax rate on earnings (loss) from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

(In thousands)	March 29, 2012	March 31, 2011	April 1, 2010
Income tax expense (benefit) at the federal statutory rate	$(27,985)	$(42,515)	$2,983
Effect of:
State income taxes	2,015	1,950	500
Change in ASC 740 (formerly FIN 48) reserve	(5,400)	(300)	200
Permanent items	825	—	(540)
Valuation allowance	32,560	42,815	(71,765)
Other, net	—	—	(178)

Income tax expense (benefit)	$2,015	$1,950	$(68,800)

Effective income tax rate	(2.5)%	(1.6)%	(807.1)%

        The significant components of deferred income tax assets and liabilities as of March 29, 2012 and March 31, 2011 are as follows:

	March 29, 2012		March 31, 2011
	Deferred Income Tax		Deferred Income Tax
(In thousands)	Assets	Liabilities	Assets	Liabilities
Property	$76,855	$—	$7,385	$—
Investments in joint ventures	—	(135,745)	—	(77,522)
Intangible assets	—	(26,884)	—	(26,266)
Pension postretirement and deferred compensation	24,364	—	18,481	—
Accrued reserves and liabilities	45,980	—	48,954	—
Deferred revenue	144,444	—	158,354	—
Deferred rents	114,644	—	116,513	—
Alternative minimum tax and other credit carryovers	15,056	—	13,901	—
Charitable contributions	1,757	—	1,642	—
Net operating loss carryforward	225,195	—	172,279	—

Total	$648,295	$(162,629)	$537,509	$(103,788)
Less: Valuation allowance	(413,666)	—	(329,221)	—

Total deferred income taxes(1)	$234,629	$(162,629)	$208,288	$(103,788)

(1)
See Note 8—Supplemental Balance Sheet Information for additional disclosures about net current deferred tax assets and net non-current deferred tax liabilities.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 11—INCOME TAXES (Continued)

        A rollforward of the Company's valuation allowance for deferred tax assets is as follows:

(In thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Revenues, Costs and Expenses	Charged (Credited) to Other Accounts(1)	Balance at End of Period
Fiscal Year 2012
Valuation Allowance—deferred income tax assets	$329,221	32,560	51,885	$413,666
Fiscal Year 2011
Valuation Allowance—deferred income tax assets	$263,032	42,815	23,374	$329,221
Fiscal Year 2010
Valuation Allowance—deferred income tax assets	$281,442	(71,765)	53,355	$263,032

(1)
Primarily relates to amounts resulting from our tax sharing arrangement, changes in deferred tax assets and associated valuation allowance that are not related to income statement activity as well as amounts charged to other comprehensive income.

        The Company's federal income tax loss carryforward of $521,828,000 will begin to expire in 2020 and will completely expire in 2031 and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code. The Company also has state income tax loss carryforwards of $754,205,000 which may be used over various periods ranging from 1 to 20 years.

        During fiscal 2010, management believed it was more likely than not that the Company had the ability to execute a feasible and prudent tax strategy that would provide for the realization of net operating losses by converting certain limited partnership units into common stock. Management has reduced its overall valuation allowance by $65,000,000 in fiscal 2010 for the estimated amount of net operating losses that would be realized as a result of this potential action. At March 29, 2012, this tax strategy was estimated to preserve net operating losses that expire through 2021.

        The Company has recorded a valuation allowance against its remaining net deferred tax asset in U.S. and foreign jurisdictions of $413,666,000 as of March 29, 2012.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 11—INCOME TAXES (Continued)

        A reconciliation of the change in the amount of unrecognized tax benefits during the year ended March 29, 2012 was as follows:

(In millions)	March 29, 2012	March 31, 2011	April 1, 2010
Balance at Beginning of Period	$28.2	$28.5	$28.3
Gross Increases—Current Period Tax Positions	0.7	0.7	0.7
Gross Decreases—Tax Position in Prior Periods	—	—	(0.5)
Favorable Resolutions with Authorities	(1.0)	—	—
Expired Attributes	(5.2)	(1.0)	—
Lapse of Statute of Limitations	—	—	—
Cash Settlements	—	—	—

Balance at End of Period	$22.7	$28.2	$28.5

        The Company's effective tax rate is not expected to be significantly impacted by the ultimate resolution of the uncertain tax positions because of the retention of a valuation allowance against most of its net operating loss carryforwards.

        The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively. The liabilities for interest and penalties increased by $115,000 and $187,000, as of March 29, 2012 and March 31, 2011, respectively.

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

NOTE 12—LEASES

        Beginning in fiscal 1998, the Company has completed numerous real estate lease agreements with Entertainment Properties Trust ("EPT") including transactions accounted for as sale and leaseback transactions in accordance with Accounting Standards Codification No. 840, Leases. The leases are

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 12—LEASES (Continued)

triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres such as taxes and other charges, insurance, utilities, service, maintenance and any ground lease payments. As of March 29, 2012, the Company leased from EPT 40 theatres with 825 screens located in the United States and Canada.

        Following is a schedule, by year, of future minimum rental payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 29, 2012:

(In thousands)	Minimum operating lease payments
2013	$417,237
2014	417,556
2015	415,533
2016	404,061
2017	387,027
Thereafter	1,909,774

Total minimum payments required	$3,951,188

        As of March 29, 2012, the Company has a lease agreement for one theatre with 12 screens which is under construction and is expected to open in fiscal 2014. Included above are digital projector equipment leases payable to DCIP.

        Included in other long-term liabilities as of March 29, 2012 and March 31, 2011 is $126,224,000 and $112,762,000, respectively, of deferred rent representing future minimum rental payments for leases with scheduled rent increases, and $125,772,000 and $143,426,000, respectively, for unfavorable lease liabilities.

        Rent expense is summarized as follows:

(In thousands)	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010
Minimum rentals	$415,677	$422,351	$391,493
Common area expenses	43,480	46,208	41,189
Percentage rentals based on revenues	9,666	7,251	7,982

Rent	468,823	475,810	440,664
Operating expense	6,969	2,975	45
General and administrative—other	1,778	1,690	1,382

Total	$477,570	$480,475	$442,091

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 13—EMPLOYEE BENEFIT PLANS

        The Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans generally covering all employees who, prior to the freeze, were age 21 or older and had completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who were not covered by a collective bargaining agreement. The Company also offers eligible retirees the opportunity to participate in a health plan. Certain employees are eligible for subsidized postretirement medical benefits. The eligibility for these benefits is based upon a participant's age and service as of January 1, 2009. The Company also sponsors a postretirement deferred compensation plan.

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

        The measurement date used to determine pension and other postretirement benefits is March 29, 2012.

        Net periodic benefit cost for the plans consists of the following:

	Pension Benefits			Other Benefits
(In thousands)	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010
Components of net periodic benefit cost:
Service cost	$180	$180	$180	$149	$154	$210
Interest cost	4,640	4,612	4,403	1,122	1,275	1,296
Expected return on plan assets	(4,465)	(3,986)	(2,990)	—	—	—
Amortization of prior service credit	—	—	—	(984)	(865)	(543)
Amortization of net (gain) loss	5	137	134	—	—	(278)

Net periodic benefit cost	$360	$943	$1,727	$287	$564	$685

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes the changes in other comprehensive loss:

	Pension Benefits		Other Benefits
(In thousands)	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
Net (gain) loss	$15,615	$773	$3,324	$(109)
Net prior service credit	—	—	(1,035)	(283)
Amortization of net gain (loss)	(5)	(137)	—	—
Amortization of prior service credit	—	—	984	865

Total recognized in other comprehensive loss	$15,610	$636	$3,273	$473
Net periodic benefit cost	360	943	287	564

Total recognized in net periodic benefit cost and other comprehensive loss	$15,970	$1,579	$3,560	$1,037

        The following tables set forth the plan's change in benefit obligations and plan assets and the accrued liability for benefit costs included in the Consolidated Balance Sheets:

	Pension Benefits		Other Benefits
(In thousands)	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
Change in benefit obligation:
Benefit obligation at beginning of period	$80,350	$76,441	$21,916	$21,984
Service cost	180	180	149	154
Interest cost	4,640	4,612	1,122	1,275
Plan participant's contributions	—	—	517	469
Actuarial (gain) loss	14,162	3,271	3,325	(108)
Plan amendment	—	—	(1,035)	(288)
Benefits paid	(2,660)	(4,154)	(1,456)	(1,570)

Benefit obligation at end of period	$96,672	$80,350	$24,538	$21,916

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

	Pension Benefits		Other Benefits
(In thousands)	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
Change in plan assets:
Fair value of plan assets at beginning of period	$59,776	$54,457	$—	$—
Actual return on plan assets gain	3,011	6,446	—	—
Employer contribution	4,109	3,027	939	1,101
Plan participant's contributions	—	—	517	469
Benefits paid	(2,660)	(4,154)	(1,456)	(1,570)

Fair value of plan assets at end of period	$64,236	$59,776	$—	$—

Net liability for benefit cost:
Funded status	$(32,436)	$(20,574)	$(24,538)	$(21,916)

	Pension Benefits		Other Benefits
(In thousands)	March 29, 2012	March 31, 2011	March 29, 2012	March 31, 2011
Amounts recognized in the Balance Sheet:
Accrued expenses and other liabilities	$(155)	$(208)	$(1,062)	$(1,084)
Other long-term liabilities	(32,281)	(20,366)	(23,476)	(20,832)

Net liability recognized	$(32,436)	$(20,574)	$(24,538)	$(21,916)

Aggregate accumulated benefit obligation	$(96,672)	$(80,350)	$(24,538)	$(21,916)

        The following table summarizes pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	Pension Benefits
(In thousands)	March 29, 2012	March 31, 2011
Aggregated accumulated benefit obligation	$(96,672)	$(80,350)
Aggregated projected benefit obligation	(96,672)	(80,350)
Aggregated fair value of plan assets	64,236	59,776

        Amounts recognized in accumulated other comprehensive income consist of the following:

	Pension Benefits		Other Benefits
(In thousands)	March 29, 2012	March 31, 2011	March 29, 2012	March 31, 2011
Net actuarial loss	$21,639	$6,029	$4,823	$1,498
Prior service credit	—	—	(8,216)	(8,164)

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        Amounts in accumulated other comprehensive loss expected to be recognized in components of net periodic pension cost in fiscal 2013 are as follows:

(In thousands)	Pension Benefits	Other Benefits
Net actuarial loss	$2,125	$202
Prior service credit	—	(984)

Total	$2,125	$(782)

Actuarial Assumptions

        The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Other Benefits
	March 29, 2012	March 31, 2011	March 29, 2012	March 31, 2011
Discount rate	4.86%	5.86%	4.42%	5.51%
Rate of compensation increase	N/A	N/A	N/A	N/A

        The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	52 Weeks Ended March 29, 2012	52 Weeks ended March 31, 2011	52 Weeks ended April 1, 2010	52 Weeks Ended March 29, 2012	52 Weeks ended March 31, 2011	52 Weeks ended April 1, 2010
Discount rate	5.86%	6.16%	7.43%	5.51%	5.97%	7.42%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

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

        For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2012 was 8.5% for medical. The rates were assumed to decrease gradually to 5.0% for medical in 2019. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 29, 2012 by $2,543,000 and the aggregate of the service and interest cost components of postretirement expense for fiscal 2013 by $116,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement obligation for fiscal 2013 by $2,151,000 and the aggregate service and interest cost components of postretirement expense for fiscal 2013 by $99,000. The Company's retiree health plan provides a benefit to its retirees that is at least actuarially

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

equivalent to the benefit provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Part D").

Cash Flows

        The Company expects to contribute $3,554,000 to the pension plans during fiscal 2013.

        The following table provides the benefits expected to be paid (inclusive of benefits attributable to estimated future employee service) in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

(In thousands)	Pension Benefits	Other Benefits Net of Medicare Part D Adjustments	Medicare Part D Adjustments
2013	$2,538	$1,031	$82
2014	2,853	1,083	93
2015	2,359	1,122	105
2016	3,049	1,178	113
2017	3,911	1,239	122
Years 2018 - 2022	22,458	6,803	791

Pension Plan Assets

        The Company's investment objectives for its defined benefit pension plan investments are: (1) to preserve the real value of its principal; (2) to maximize a real long-term return with respect to the plan assets consistent with minimizing risk; (3) to achieve and maintain adequate asset coverage for accrued benefits under the plan; and (4) to maintain sufficient liquidity for payment of the plan obligations and expenses. The Company uses a diversified allocation of equity, debt, commodity and real estate exposures that are customized to the Plan's cash flow benefit needs. The target allocations for plan assets are as follows:

Asset Category	Target Allocation
Fixed(1)	26%
High yield fund	4%
Equity Securities—U.S.	31%
Equity Securities—International	15%
Collective trust fund	10%
Private Real Estate	7%
Public REITs	2%
Commodities broad basket	5%

100%

(1)
Includes U.S. Treasury Securities and Bond market fund

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

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

        The fair value of the pension plan assets at March 29, 2012, by asset class are as follows:

		Fair Value Measurements at March 29, 2012 Using
(In thousands)	Total Carrying Value at March 29, 2012	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$15	$15	$—	$—
U.S. Treasury Securities	2,413	2,413	—	—
Equity securities:
U.S. companies	20,060	2,789	17,271	—
International companies	10,169	10,157	12	—
Public REITs	1,416	—	1,416
Bond market fund	13,345	13,345	—	—
Collective trust fund	6,510	—	6,510	—
Commodities broad basket fund	3,090	3,090	—	—
High yield bond fund	2,843	—	2,843	—
Private real estate	4,375	—	4,375	—

Total assets at fair value	$64,236	$31,809	$32,427	$—

        The fair value of the pension plan assets at March 31, 2011, by asset class are as follows:

		Fair Value Measurements at March 31, 2011 Using
(In thousands)	Total Carrying Value at March 31, 2011	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$32	$32	$—	$—
U.S. Treasury Securities	2,601	2,601	—	—
Equity securities:
U.S. companies	19,149	2,880	16,269	—
International companies	9,648	9,648	—	—
Bond market fund	12,288	12,288	—	—
Collective trust fund	5,817	—	5,817	—
Commodities broad basket fund	3,608	3,608	—	—
High yield bond fund	2,733	—	2,733	—
Real estate(1)	3,900	—	3,900	—

Total assets at fair value	$59,776	$31,057	$28,719	$—

(1)
This pooled separate account invests mainly in commercial real estate and includes mortgage loans which are backed by the associated properties. These real estate investments had a temporary withdrawal limitation related to past turmoil in the credit markets that resulted in a slowdown in

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

  the sale of commercial real estate assets. The temporary withdrawal limitation restriction ended March 25, 2011, and therefore the assets were transferred out of Level 3 pricing inputs and into Level 2 pricing inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(In thousands)	Real Estate
Balance at April 1, 2010	$1,819
Purchases	1,593
Unrealized loss relating to instruments still held at end of year	482
Transfers out of Level 3	(3,894)

Balance at March 31, 2011 and March 29, 2012	—

Defined Contribution Plan

          The Company sponsors a voluntary 401(k) savings plan covering certain employees age 21 or older and who are not covered by a collective bargaining agreement. Effective January 1, 2011, under the Company's 401(k) Savings Plan, the Company began to match 100% of each eligible employee's elective contributions up to 3% and 50% of contributions up to 5% of the employee's eligible compensation. During fiscal 2010 and the first three quarters of fiscal 2011, the Company matched 50% of each eligible employee's elective contributions up to 6% of the employee's eligible compensation. The Company's expense under the 401(k) savings plan was $2,676,000, $1,650,000, and $1,654,000 for the periods ended March 29, 2012, March 31, 2011, and April 1, 2010, respectively.

Union-Sponsored Plans

          Certain theatre employees are covered by union-sponsored pension and health and welfare plans. Company contributions into these plans are determined in accordance with provisions of negotiated labor contracts. Contributions aggregated $261,000, $380,000, and $501,000, for the periods ended March 29, 2012, March 31, 2011 and April 1, 2010, respectively.

          In the third quarter of fiscal 2009, the Company received notice of a written demand for payment of a partial withdrawal liability assessment from a collectively bargained multiemployer pension plan that covers certain of its unionized theatre employees. Based on a payment schedule that the Company received from this plan, the Company began making quarterly payments on January 1, 2009 related to the $5,279,000 in partial withdrawal liability. In the second quarter of fiscal 2010, the Company made a complete withdrawal from the plan which triggered an additional liability of $1,422,000 which was assessed by the plan on April 19, 2010.

          During fiscal 2011, the Company recorded an estimated withdrawal liability of $3,040,000 related to three multiemployer pension plans where it had ceased making contributions. The plans have not yet delivered an assessment of the withdrawal liability to the Company.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

          During fiscal 2012, the Company received the final assessment of the withdrawal liability from two multiemployer pension plans where it had ceased making contributions and reduced its withdrawal liability by $267,000.

          As of March 29, 2012, the Company's liability related to these collectively bargained multiemployer pension plan withdrawals, net of payments, is $2,622,000. The Company estimates its potential complete withdrawal liability from its other multiemployer pension plans is immaterial.

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

          The Company and the Department reached a settlement regarding the extent of betterments and remedies required for line-of-sight violations which the trial court approved on November 29, 2010. On January 21, 2003, the trial court entered summary judgment in favor of the Department on the non-line-of-sight matters. On December 5, 2003, the trial court entered a consent order and final judgment on non-line-of-sight issues under which the Company agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently the Company estimates that these betterments will be required at approximately 140 stadium-style theatres. The Company estimates that the total cost of these betterments will be approximately $60,000,000, and through March 29, 2012 the Company has incurred and capitalized approximately $51,625,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 14—COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 15—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        The Company has provided reserves for estimated losses from theatres and screens which have been permanently closed and vacant space with no right to future use. As of March 29, 2012, the Company has reserved $65,471,000 for lease terminations which have either not been consummated or paid, related primarily to nine theatres and vacant restaurant space. The Company is obligated under long-term lease commitments with remaining terms of up to 16 years for theatres which have been closed. As of March 29, 2012, base rents aggregated approximately $9,773,000 annually and $63,279,000 over the remaining terms of the leases.

        A rollforward of reserves for theatre and other closure is as follows:

	Fifty-two Week Period	Fifty-two Week Period	Fifty-two Week Period
(In thousands)	March 29, 2012	March 31, 2011	April 1, 2010
Beginning balance	$73,852	$6,694	$7,386
Theatre and other closure expense	7,449	60,763	2,573
Transfer of property tax liability	539	550	715
Transfer of deferred rent obligations	—	11,230	2,112
Transfer of capitalized lease obligation	32	—	—
Net book value of abandoned and other property dispositions	(485)	(1,819)	—
Foreign currency translation adjustment	(511)	48	—
Cash payments, net	(15,405)	(3,614)	(6,092)

Ending balance	$65,471	$73,852	$6,694

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 15—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS (Continued)

        The current portion of the ending balance is included with accrued expenses and other liabilities and the long-term portion of the ending balance is included with other long-term liabilities in the accompanying Consolidated Balance Sheets.

        During the fifty-two weeks ended March 29, 2012, the Company recognized $7,449,000 of theatre and other closure expense primarily related to accretion on previously closed properties with remaining lease obligations.

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

        During the fifty-two weeks ended April 1, 2010, the Company recognized $2,573,000 of theatre and other closure expense due primarily to closure of one theatre and accretion of the closure liability related to theatres closed during prior periods

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance. As of March 29, 2012, the future lease obligations are discounted at annual rates ranging from 7.55% to 9.0%.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 16—FAIR VALUE MEASUREMENTS

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

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of March 29, 2012:

		Fair Value Measurements at March 29, 2012 Using
(In thousands)	Total Carrying Value at March 29, 2012	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money Market Mutual Funds	$72	$72	$—	$—
Equity securities, available-for-sale:
RealD Inc. Common Stock	15,945	15,945	—	—
Mutual Fund Large U.S. Equity	2,186	2,186	—	—
Mutual Fund Small/Mid U.S. Equity	332	332	—	—
Mutual Fund International	146	146	—	—
Mutual Fund Broad U.S. Equity	34	34	—	—
Mutual Fund Balance	79	79	—	—
Mutual Fund Fixed Income	267	267	—	—

Total assets at fair value	$19,061	$19,061	$—	$—

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. The unrealized gain on the equity securities recorded in accumulated other comprehensive loss as of March 29, 2012 was approximately $6,642,000. See Note 7—Investments, for further information regarding RealD Inc. common stock and the related other-than-temporary impairment.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of March 31, 2011:

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

        Nonrecurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's assets that were measured at fair value on a nonrecurring basis:

		Fair Value Measurements During Fiscal 2012 Using
(In thousands)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Losses
Property, net:
Property owned, net	$99	—	—	$99	$285
Other long-term assets:
Investment in a joint venture	2,761	—	—	2,761	2,742

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

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

        In accordance with the provisions of the impairment of long-lived assets subsections of ASC 360-10, long-lived assets held and used that were considered impaired were written down to their fair value at December 29, 2011, March 29, 2012 and March 31, 2011 of $2,761,000, $99,000 and $10,587,000, respectively. For the fifty-two weeks ending March 29, 2012, $285,000 was recorded as an impairment of long-lived assets and $2,742,000 was recorded as a charge to equity in earnings of non-consolidated entities. For the fifty-two weeks ending March 31, 2011, $12,779,000 was recorded as an impairment of long-lived assets and $8,825,000 was recorded as a charge to equity in earnings of non-consolidated entities.

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized in the statement of financial position, for which it is practicable to estimate that value. At March 29, 2012, the carrying amount of the Company's liabilities for corporate borrowings was $2,146,534,000 and the fair value was approximately $2,146,136,000. At March 31, 2011, the carrying amount of the Company's liabilities for corporate borrowings was $2,102,540,000 and the fair value was approximately $2,212,100,000. Quoted market prices were used to value publicly held corporate borrowings. The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments.

NOTE 17—OPERATING SEGMENT

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 17—OPERATING SEGMENT (Continued)

        Information about the Company's revenues and assets by geographic area is as follows:

Revenues (In thousands)	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010
United States	$2,507,562	$2,346,674	$2,341,660
Canada	73,817	71,654	70,260
Europe	19,215	18,771	19,410

Total revenues	$2,600,594	$2,437,099	$2,431,330

Long-term assets, net (In thousands)	March 29, 2012	March 31, 2011
United States	$3,231,794	$3,321,059
Canada	2,241	2,434
Europe	204	753

Total long-term assets(1)	$3,234,239	$3,324,246

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-two weeks ended March 29, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,764,158	$13,309	$—	$1,777,467
Concessions	—	704,988	4,884	—	709,872
Other theatre	—	112,232	1,023	—	113,255

Total revenues	—	2,581,378	19,216	—	2,600,594
Costs and Expenses
Film exhibition costs	—	939,061	5,951	—	945,012
Concession costs	—	96,255	981	—	97,236
Operating expense	227	711,527	9,672	—	721,426
Rent	—	463,566	5,257	—	468,823
General and administrative:
Merger, acquisition and transaction costs	85	2,785	—	—	2,870
Management fee	—	5,000	—	—	5,000
Other	—	51,695	81	—	51,776
Depreciation and amortization	—	213,644	385	—	214,029
Impairment of long-lived assets	—	285	—	—	285

Operating costs and expenses	312	2,483,818	22,327	—	2,506,457

Operating income (loss)	(312)	97,560	(3,111)	—	94,137
Other expense (income)
Equity in (earnings) loss of consolidated subsidiaries	93,172	3,658	—	(96,830)	—
Other income	—	1,402	—	—	1,402
Interest expense
Corporate borrowings	160,849	206,205	—	(205,409)	161,645
Capital and financing lease obligations	—	5,968	—	—	5,968
Equity in (earnings) loss of non-consolidated entities	2,359	(15,465)	547	—	(12,559)
Investment loss (income)	(175,229)	(12,551)	—	205,409	17,629

Total other expense	81,151	189,217	547	(96,830)	174,085

Loss from continuing operations before income taxes	(81,463)	(91,657)	(3,658)	96,830	(79,948)
Income tax provision	525	1,490	—	—	2,015

Loss from continuing operations	(81,988)	(93,147)	(3,658)	96,830	(81,963)
Loss from discontinued operations, net of income taxes	—	(25)	—	—	(25)

Net loss	$(81,988)	$(93,172)	$(3,658)	$96,830	$(81,988)

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-two weeks ended March 31, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,684,903	$12,955	$—	$1,697,858
Concessions	—	659,500	4,608	—	664,108
Other theatre	—	73,925	1,208	—	75,133

Total revenues	—	2,418,328	18,771	—	2,437,099
Costs and Expenses
Film exhibition costs	—	882,053	5,705	—	887,758
Concession costs	—	82,181	1,006	—	83,187
Operating expense	—	691,777	22,069	—	713,846
Rent	—	467,951	7,859	—	475,810
General and administrative:
Merger, acquisition and transaction costs	—	14,085	—	—	14,085
Management fee	—	5,000	—	—	5,000
Other	—	58,011	125	—	58,136
Depreciation and amortization	—	212,132	281	—	212,413
Impairment of long-lived assets	—	12,779	—	—	12,779

Operating costs and expenses	—	2,425,969	37,045	—	2,463,014

Operating loss	—	(7,641)	(18,274)	—	(25,915)
Other expense (income)
Equity in loss of consolidated subsidiaries	135,042	28,545	—	(163,587)	—
Other expense	367	27,480	—	—	27,847
Interest expense
Corporate borrowings	143,562	181,973	—	(182,013)	143,522
Capital and financing lease obligations	—	6,198	—	—	6,198
Equity in (earnings) loss of non-consolidated entities	(490)	(26,959)	10,271	—	(17,178)
Gains on NCM transactions	—	(64,441)	—	—	(64,441)
Investment (income)	(156,328)	(26,076)	—	182,013	(391)

Total other expense	122,153	126,720	10,271	(163,587)	95,557

Loss from continuing operations before income taxes	(122,153)	(134,361)	(28,545)	163,587	(121,472)
Income tax provision	700	1,250	—	—	1,950

Loss from continuing operations	(122,853)	(135,611)	(28,545)	163,587	(123,422)
Earnings from discontinued operations, net of income taxes	—	569	—	—	569

Net loss	$(122,853)	$(135,042)	$(28,545)	$163,587	$(122,853)

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-two weeks ended April 1, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,698,522	$13,331	$—	$1,711,853
Concessions	—	641,845	4,871	—	646,716
Other theatre	—	71,553	1,208	—	72,761

Total revenues	—	2,411,920	19,410	—	2,431,330
Costs and Expenses
Film exhibition costs	—	922,825	5,807	—	928,632
Concession costs	—	71,883	971	—	72,854
Operating expense	—	603,740	7,034	—	610,774
Rent	—	433,108	7,556	—	440,664
General and administrative:
Merger, acquisition and transaction costs	—	2,280	—	—	2,280
Management fee	—	5,000	—	—	5,000
Other	—	57,755	103	—	57,858
Depreciation and amortization	—	187,720	622	—	188,342
Impairment of long-lived assets	—	3,765	—	—	3,765

Operating costs and expenses	—	2,288,076	22,093	—	2,310,169

Operating income (loss)	—	123,844	(2,683)	—	121,161
Other expense (income)
Equity in (earnings) loss of consolidated subsidiaries	(28,844)	6,799	—	22,045	—
Other income	—	11,032	—	—	11,032
Interest expense
Corporate borrowings	126,085	159,923	—	(159,550)	126,458
Capital and financing lease obligations	—	5,652	—	—	5,652
Equity in (earnings) loss of non-consolidated entities	(1,517)	(32,915)	4,132	—	(30,300)
Investment (income)	(137,914)	(21,825)	(16)	159,550	(205)

Total other expense (income)	(42,190)	128,666	4,116	22,045	112,637

Earnings (loss) from continuing operations before income taxes	42,190	(4,822)	(6,799)	(22,045)	8,524
Income tax benefit	(27,600)	(41,200)	—	—	(68,800)

Earnings (loss) from continuing operations	69,790	36,378	(6,799)	(22,045)	77,324
Loss from discontinued operations, net of income taxes	—	(7,534)	—	—	(7,534)

Net earnings (loss)	$69,790	$28,844	$(6,799)	$(22,045)	$69,790

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

March 29, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$686	$232,009	$39,642	$—	$272,337
Receivables, net	552	42,947	51	—	43,550
Other current assets	—	85,681	2,185	—	87,866

Total current assets	1,238	360,637	41,878	—	403,753
Investment in equity of subsidiaries	221,951	51,981	—	(273,932)	—
Property, net	—	883,219	478	—	883,697
Intangible assets, net	—	135,024	—	—	135,024
Intercompany advances	2,078,742	(2,130,247)	51,505	—	—
Goodwill	—	1,923,667	—	—	1,923,667
Other long-term assets	35,064	256,611	176	—	291,851

Total assets	$2,336,995	$1,480,892	$94,037	$(273,932)	$3,637,992

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$94	$195,117	$727	$—	$195,938
Accrued expenses and other liabilities	36,027	112,056	1,251	—	149,334
Deferred revenues and income	—	174,314	41	—	174,355
Current maturities of corporate borrowings and capital and financing lease obligations	59,039	2,807	—	—	61,846

Total current liabilities	95,160	484,294	2,019	—	581,473
Corporate borrowings	2,087,495	—	—	—	2,087,495
Capital and financing lease obligations	—	59,413	—	—	59,413
Deferred revenues for exhibitor services agreement	—	328,442	—	—	328,442
Other long-term liabilities	—	386,792	40,037	—	426,829

Total liabilities	2,182,655	1,258,941	42,056	—	3,483,652
Stockholder's equity	154,340	221,951	51,981	(273,932)	154,340

Total liabilities and stockholder's equity	$2,336,995	$1,480,892	$94,037	$(273,932)	$3,637,992

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-two weeks ended March 29, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$21,673	$177,633	$(1,979)	$—	$197,327

Cash flows from investing activities:
Capital expenditures	—	(139,195)	(164)	—	(139,359)
Proceeds from disposition of long-term assets	—	1,474	—	—	1,474
Investments in non-consolidated entities, net	1,049	(27,928)	(1)	—	(26,880)
Proceeds from sale/leaseback of digital projection equipment	—	953	—	—	953
Other, net	—	98	—	—	98

Net cash used in investing activities	1,049	(164,598)	(165)	—	(163,714)

Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2018	297,000	—	—	—	297,000
Repayment of Term Loan 2013	(140,657)	—	—	—	(140,657)
Repurchase of Senior Subordinated Notes due 2014	(108,965)	—	—	—	(108,965)
Principal payments under Term Loan	(4,875)	—	—	—	(4,875)
Principal payments under capital and financing lease obligations	—	(3,422)	—	—	(3,422)
Deferred financing costs	(6,002)	—	—	—	(6,002)
Change in construction payables	—	13,512	—	—	13,512
Dividends paid to Parent	(109,581)	—	—	—	(109,581)
Change in intercompany advances	51,044	(52,427)	1,383	—	—

Net cash provided by (used in) financing activities	(22,036)	(42,337)	1,383	—	(62,990)

Effect of exchange rate changes on cash and equivalents	—	215	341	—	556

Net increase (decrease) in cash and equivalents	686	(29,087)	(420)	—	(28,821)
Cash and equivalents at beginning of period	—	261,096	40,062	—	301,158

Cash and equivalents at end of period	$686	$232,009	$39,642	$—	$272,337

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-two weeks ended March 31, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$47,587	$44,144	$341	$—	$92,072

Cash flows from investing activities:
Capital expenditures	—	(128,952)	(395)	—	(129,347)
Acquisition of Kerasotes, net of cash acquired	—	(280,606)	—	—	(280,606)
Proceeds from NCM, Inc. stock sale	—	102,224	—	—	102,224
Proceeds from disposition of long-term assets	—	58,391	—	—	58,391
Investments in non-consolidated entities, net	—	(1,819)	200	—	(1,619)
Proceeds from sale/leaseback of digital projection equipment	—	4,905	—	—	4,905
Proceeds from disposition of Cinemex	—	1,840	—	—	1,840
Other, net	—	(5,825)	—	—	(5,825)

Net cash used in investing activities	—	(249,842)	(195)	—	(250,037)

Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2020	600,000	—	—	—	600,000
Repurchase of Senior. Subordinated Notes due 2016	(325,000)	—	—	—	(325,000)
Payment of tender offer and consent solicitation consideration on Senior Subordinated Notes due 2016	(5,801)	—	—	—	(5,801)
Principal payments under Term Loan B	(6,500)	—	—	—	(6,500)
Principal payments under capital and financing lease obligations	—	(4,194)	—	—	(4,194)
Deferred financing costs	(14,642)	—	—	—	(14,642)
Change in construction payables	—	(727)	—	—	(727)
Dividends paid to Marquee Holdings Inc.	(278,258)	—	—	—	(278,258)
Change in intercompany advances	(17,386)	16,623	763	—	—

Net cash provided by (used in) financing activities	(47,587)	11,702	763	—	(35,122)

Effect of exchange rate changes on cash and equivalents	—	(150)	(948)	—	(1,098)

Net decrease in cash and equivalents	—	(194,146)	(39)	—	(194,185)
Cash and equivalents at beginning of period	—	455,242	40,101	—	495,343

Cash and equivalents at end of period	$—	$261,096	$40,062	$—	$301,158

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-two weeks ended April 1, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$36,859	$222,266	$(1,110)	$—	$258,015

Cash flows from investing activities:
Capital expenditures	—	(96,826)	(185)	—	(97,011)
Purchase of digital projection equipment for sale/leaseback	—	(6,784)	—	—	(6,784)
Proceeds from sale/leaseback of digital projection equipment	—	6,570	—	—	6,570
Proceeds from disposition of Cinemex	—	4,315	—	—	4,315
Other, net	—	2,573	(6,000)	—	(3,427)

Net cash provided by investing activities	—	(90,152)	(6,185)	—	(96,337)

Cash flows from financing activities:
Proceeds from issuance of Senior Notes due 2019	585,492	—	—	—	585,492
Repurchase of Senior Fixed Rate Notes due 2012	(250,000)	—	—	—	(250,000)
Principal payments under Term Loan B	(6,500)	—	—	—	(6,500)
Principal payments under capital and financing lease obligations	—	(3,423)	—	—	(3,423)
Deferred financing costs	(16,434)	—	—	—	(16,434)
Change in construction payables	—	6,714	—	—	6,714
Repayment under Revolving Credit Facility	(185,000)	—	—	—	(185,000)
Dividends paid to Marquee Holdings Inc.	(329,981)	—	—	—	(329,981)
Change in intercompany advances	165,564	(168,963)	3,399	—	—

Net cash provided by (used in) financing activities	(36,859)	(165,672)	3,399	—	(199,132)

Effect of exchange rate changes on cash and equivalents	—	—	(1,212)	—	(1,212)

Net decrease in cash and equivalents	—	(33,558)	(5,108)	—	(38,666)
Cash and equivalents at beginning of period	—	488,800	45,209	—	534,009

Cash and equivalents at end of period	$—	$455,242	$40,101	$—	$495,343

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 19—RELATED PARTY TRANSACTIONS

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 19—RELATED PARTY TRANSACTIONS (Continued)

stockholder of Holdings was proposing to sell to a third party at the price and on the terms and conditions offered by such third party.

        Drag-along rights.    If, prior to an initial public offering, Sponsors constituting a Requisite Stockholder Majority propose to transfer shares of Parent to an independent third party in a bona fide arm's-length transaction or series of transactions that resulted in a sale of all or substantially all of Parent, such Sponsors may elect to require each of the other stockholders of Holdings to transfer to such third party all of its shares at the purchase price and upon the other terms and subject to the conditions of the sale.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 19—RELATED PARTY TRANSACTIONS (Continued)

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

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of March 29, 2012, the Company estimates this amount would be $21,969,000. The Company expects to record any lump sum payment to the Sponsors as a dividend.

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

(1)
All percentage ownerships are approximate.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 29, 2012, March 31, 2011 and April 1, 2010

NOTE 19—RELATED PARTY TRANSACTIONS (Continued)

DCIP

        In February 2007, Mr. Travis Reid was hired as the chief executive officer of DCIP, a joint venture between AMCE, Cinemark and Regal formed to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Mr. Reid resigned as CEO of DCIP in October 2010. Mr. Reid was a member of the Company's Board of Directors until October 15, 2010. See Note 7—Investments, for a discussion of transactions with DCIP.

Market Making Transactions

        On June 9, 2009, AMCE sold $600,000,000 in aggregate principal amount of its Notes due 2019. On December 15, 2010, AMCE sold $600,000,000 in aggregate principal amount of its Notes due 2020. J.P. Morgan Securities LLC, an affiliate of J.P. Morgan Partners, LLC, which owns approximately 20.8% of Parent, and Credit Suisse Securities (USA) LLC, whose affiliates own approximately 1.62% of Parent, were initial purchasers of the Notes due 2019 and Notes due 2020.

Tax Sharing Arrangement with Parent

        Pursuant to its tax sharing arrangement as discussed in Note 1—The Company and Significant Accounting Policies, the Company has recorded $32,500,000 due from Parent related to AMCE tax benefits utilized as part of the consolidated tax return. See Note 8—Supplemental Balance Sheet Information for the amount included in other long-term assets.

NOTE 20—SUBSEQUENT EVENTS

        On May 20, 2012, Parent and Dalian Wanda Group Co., Ltd. ("Wanda"), a Chinese private conglomerate, announced that they have signed an agreement pursuant to which Wanda will acquire all of the outstanding capital stock of Parent. Upon the closing, Parent and the Company will become wholly owned subsidiaries of Wanda.

        The transaction, which is subject to government approval in China and the United States, is valued at approximately $2.6 billion. The consummation of the transaction is subject to customary closing conditions and the receipt of regulatory approvals.

        The proposed acquisition will constitute a change of control under the Company's Senior Secured Credit Facility and under the indentures governing the Company's outstanding Notes due 2014, Notes due 2019, and Notes due 2020. The Company will be required to either seek an amendment to the Senior Secured Credit Facility to permit the change of control or to repay all amounts outstanding thereunder. In addition, upon completion of the proposed acquisition, the Company will be required to make a "change of control offer" in respect of the Notes due 2014, Notes due 2019, and Notes due 2020 or seek a waiver of the requirement. Wanda has provided financing commitments to fully finance the transaction in the event any outstanding indebtedness is repaid pursuant to the change in control offer.

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

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 12a-15(f) of the Exchange Act. With our participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of March 29, 2012, based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 29, 2012.

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

        The following table sets forth certain information regarding our directors, executive officers and key employees as of May 18, 2012:

Name	Age	Position(s) Held
Aaron J. Stone	39	Chairman of the Board, Director (Parent and AMCE)
Gerardo I. Lopez	52	Chief Executive Officer, President and Director (Parent, AMCE and American Multi-Cinema, Inc.)
Dana B. Ardi	64	Director (Parent and AMCE)
Stephen P. Murray	49	Director (Parent and AMCE)
Lee Solomon	40	Director (Parent and AMCE)
Phillip H. Loughlin	44	Director (Parent and AMCE)
Eliot P. S. Merrill	41	Director (Parent and AMCE)
Brion B. Applegate	58	Director (Parent and AMCE)
Craig R. Ramsey	60	Executive Vice President and Chief Financial Officer (Parent, AMCE and American Multi-Cinema, Inc.); Director (American Multi-Cinema, Inc.)
John D. McDonald	54	Executive Vice President, U.S. Operations (Parent, AMCE and American Multi-Cinema, Inc.); Director (American Multi-Cinema, Inc.)
Mark A. McDonald	53	Executive Vice President, Global Development (Parent, AMCE and American Multi-Cinema, Inc.)
Stephen A. Colanero	45	Executive Vice President and Chief Marketing Officer (Parent, AMCE and American Multi-Cinema, Inc.)
Robert J. Lenihan	58	President, Programming (Parent, AMCE and American Multi-Cinema, Inc.)
Samuel D. Gourley	60	President, AMC Film Programming (Parent, AMCE and American Multi-Cinema, Inc.)
Kevin M. Connor	49	Senior Vice President, General Counsel and Secretary (Parent, AMCE and American Multi-Cinema, Inc.)
Michael W. Zwonitzer	47	Senior Vice President Finance (Parent, AMCE and American Multi-Cinema, Inc.)
Chris A. Cox	46	Senior Vice President and Chief Accounting Officer (Parent, AMCE and American Multi-Cinema, Inc.)
Terry W. Crawford	55	Senior Vice President and Treasurer (Parent, AMCE and American Multi-Cinema, Inc.)
George Patterson	58	Senior Vice President, Food and Beverage (American Multi-Cinema, Inc.)
Elizabeth Frank	43	Senior Vice President, Strategy and Strategic Partnerships (AMCE)

        All our current executive officers hold their offices at the pleasure of our board of directors, subject to rights under their respective employment agreements in some cases. There are no family relationships between or among any directors and executive officers, except that Messrs. John D. McDonald and Mark A. McDonald are brothers.

        Mr. Aaron J. Stone has served as Chairman of the Board of Parent and AMCE since February 2009. Mr. Stone has served as a Director of Parent since June 2007, and has served as a Director of AMCE since December 2004. Mr. Stone is a Senior Partner of Apollo Management, L.P., where he has been employed since 1997 and which, together with its affiliates, acts as manager of Apollo and related private securities investment funds. Mr. Stone also serves on the boards of directors of Core Media Group and Hughes Telematics, Inc. Mr. Stone has also served on the boards of directors of Connections Academy, LLC; Educate Inc.; Hughes Communications, Inc.; Hughes Network Systems, LLC; Intelstat, Ltd.; Parallel Petroleum; and Skyterra Communications Inc., among others. Mr. Stone served on the audit committees of Educate Inc., Hughes Network Systems, LLC, and Intelstat, Ltd. Prior to joining Apollo, Mr. Stone was a member of the Mergers and Acquisition Group at Smith Barney, Inc. Mr. Stone graduated cum laude with an A.B. degree from Harvard College. Mr. Stone has over 15 years of experience in analyzing and investing in public and private companies and led the diligence of Apollo's investment in AMC, and he provides our board with insight into strategic and financial matters of interest to AMC's management and shareholders.

        Mr. Gerardo I. Lopez has served as Chief Executive Officer, President and a Director of Parent and AMCE since March 2009. Prior to joining the Company, Mr. Lopez served as Executive Vice President of Starbucks Coffee Company and President of its Global Consumer Products, Seattle's Best Coffee and Foodservice divisions from September 2004 to March 2009. Prior thereto, Mr. Lopez served as President of the Handleman Entertainment Resources division of Handleman Company from November 2001 to September 2004. Mr. Lopez also serves on the boards of directors of Recreational Equipment, Inc., NCM, DCIP and Open Road Films. Mr. Lopez holds a B.S. degree in Marketing from George Washington University and a M.B.A. in Finance from Harvard Business School. Mr. Lopez has over 28 years of experience in marketing, sales and operations and management in public and private companies. His prior experience includes management of multi-billion-dollar operations and groups of over 2,500 associates.

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

        Mr. Stephen P. Murray has served as a Director of Parent since June 2007, and has served as a Director of AMCE since December 2004. Since March 2007 Mr. Murray has served as President and Chief Executive Officer of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout and growth equity investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. From August 2006 to March 2007, Mr. Murray served as President and Chief Operating Officer of CCMP Capital Advisors, LLC. From 1989 through July 2006,

Mr. Murray was employed by J.P. Morgan Partners and its predecessor entities, and became a Partner in 1994. Prior to joining J.P. Morgan Partners, LLC in 1989, Mr. Murray served as a Vice President with the Middle-Market Lending Division of Manufacturers Hanover. Mr. Murray focuses on investments in Consumer, Retail and Services, and Healthcare Infrastructure. Mr. Murray also serves on the boards of directors of ARAMARK Corporation, Crestcom, Generac Power Systems, Infogroup, Jetro Holdings, LHP Hospital Group, Medpace, Noble Environmental Power, Octagon Credit Investors, Strongwood Insurance and Warner Chilcott. Mr. Murray holds a B.A. degree from Boston College and a M.B.A. from Columbia Business School. Mr. Murray has over 20 years of experience as a private equity investment professional and provides our board with insight and perspective on general investment and financial matters.

        Mr. Lee Solomon has served as a Director of Parent since November 2011. Mr. Solomon is a Senior Advisor of Apollo Management, L.P., where he has been employed since 2009 and which, together with its affiliates, acts as manager of Apollo and related private securities investment funds. Mr. Solomon previously served as Chief Operating Officer of The Weinstein Company, LLC from 2008 to 2009 and prior to that time was a Principal of Grosvenor Park Media from 2005 to 2008. Mr. Solomon holds an MBA from the Stern School of Business at New York University with an emphasis in finance, and a BA in Economics and Political Science from the University of Rochester. Mr. Solomon has over 18 years of industry specific experience and provides our board of directors with insight and perspective on the industry, new distribution platforms, strategic partnerships and growth opportunities.

        Mr. Philip H. Loughlin has served as a Director of Parent, Holdings and AMCE since January 2009. Mr. Loughlin joined Bain Capital in 1996 and has been a Managing Director since 2003. Prior to joining Bain Capital, Mr. Loughlin was a Consultant at Bain & Company and also served in operating roles at Eagle Snacks, Inc. and Norton Company. Mr. Loughlin also serves on the boards of directors of OSI Restaurant Partners, Inc., Arden Holdings Ltd., Applied Systems, Inc., International Markets Centers, LP, SquareTrade Holdings Company, Inc. and WorldPay (Ship Luxco). Mr. Loughlin serves on the audit committee of OSI Restaurant Partners. Mr. Loughlin previously served on the boards of directors of Loews Cineplex Entertainment, Cinemex, Burger King Corporation, Brenntag A.G. and Professional Services Industries, Inc. and on the audit committees of Burger King Corporation and Loews Cineplex Entertainment. Mr. Loughlin received a M.B.A. from Harvard Business School where he was a Baker Scholar and graduated cum laude with an A.B. degree from Dartmouth College. Mr. Loughlin has 15 years of experience as a private equity investor, participated in the evaluation of Bain Capital's original investment in Loews and has significant experience in serving on boards of directors.

        Mr. Eliot P. S. Merrill has served as a Director of Parent and AMCE since January 2008. Mr. Merrill is a Managing Director of The Carlyle Group focusing on buyout opportunities in the media and telecommunications sectors. Prior to joining Carlyle in 2001, Mr. Merrill was a Principal at Freeman Spogli & Co., a buyout fund with offices in New York and Los Angeles. From 1995 to 1997, Mr. Merrill worked at Dillon Read & Co. Inc. Prior thereto, Mr. Merrill worked at Doyle Sailmakers, Inc. Mr. Merrill also serves as a director of The Nielsen Company B.V. Mr. Merrill holds an A.B. degree from Harvard College. Mr. Merrill has over 14 years of experience in the private equity industry and has focused on the analysis, assessment and capitalization of new acquisitions and existing portfolio companies. Prior to the Loews Mergers, Mr. Merrill served on the board of directors and audit committee of Loews Cineplex Entertainment Corporation.

        Mr. Brion B. Applegate has served as a Director of Parent and AMCE since June 2011. Mr. Applegate founded and is a Senior Managing Director of Spectrum Equity Investors ("Spectrum"), an investment firm that focuses on growth stage businesses with offices in Boston, MA and Menlo Park, CA. He began his career in private equity in 1979 with TA Associates and Burr, Egan, Deleage & Company. His investment activities at Spectrum have focused upon software, communications infrastructure, entertainment, and other information businesses. Mr. Applegate's past board service includes QTC Management, Inc., Bug Music, Inc., Arrowhead General Insurance Agency, Inc., Apprise Media, LLC, Canon Communications, CBD Media, LLC, Local Insight Media, LP, Nassau Broadcasting Partners, LP, Eureka Networks, and Totality Corporation. Mr. Applegate also serves as a Trustee of Colgate University. Mr. Applegate holds a B.A. degree from Colgate University and an M.B.A. from Harvard Business School.

        Mr. Craig R. Ramsey has served as Executive Vice President and Chief Financial Officer of Parent since June 2007. Mr. Ramsey has served as Executive Vice President and Chief Financial Officer of AMCE and American Multi-Cinema, Inc. since April 2003. Previously, Mr. Ramsey served as Executive Vice President, Chief Financial Officer and Secretary of AMCE and American Multi-Cinema, Inc. since April 2002. Mr. Ramsey served as Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer, of AMCE and American Multi-Cinema, Inc. from August 1998 until May 2002. Mr. Ramsey has served as a Director of American Multi-Cinema, Inc. since September 1999. Mr. Ramsey was elected Chief Accounting Officer of AMCE and American Multi-Cinema, Inc. in February 2000. Mr. Ramsey served as Vice President, Finance from January 1997 to October 1999 and prior thereto, Mr. Ramsey served as Director of Information Systems and Director of Financial Reporting since joining American Multi-Cinema, Inc. in February 1995. Mr. Ramsey has previously served on the board of directors of Bank Midwest. Mr. Ramsey holds a B.S. degree in Accounting and Business Administration from the University of Kansas.

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

        Elizabeth Frank has served as Senior Vice President of Strategy and Strategic Partnerships for AMCE since August 2010. Prior to joining AMCE, Ms. Frank served as Senior Vice President of Global Programs for AmeriCares. Prior to AmeriCares, Ms. Frank served as Vice President of Corporate Strategic Planning for Time Warner Inc. Prior to Time Warner Inc., Ms. Frank was a partner at McKinsey & Company for nine years. Ms. Frank holds a Bachelor of Business Administration degree from Lehigh University and a Masters of Business Administration from Harvard University.

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
Lee Solomon
Brion B. Applegate

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

Item 11.    Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

        This section discusses the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer and our three other most highly compensated executive officers. These individuals are referred to as the "Named Executive Officers."

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

Base Salaries

        Base salaries for our Named Executive Officers are established based on the scope of their responsibilities, taking into account competitive market compensation for similar positions, as well as seniority of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by the Compensation Committee. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy, but we do not make any determinations or changes in compensation in reaction to market data alone. The Compensation Committee's goal is to provide total compensation packages that are competitive with prevailing practices in our industry and in the geographic markets in which we conduct business. However, the Compensation Committee retains flexibility within the compensation program to respond to and adjust for specific circumstances and our evolving business environment. Periodically, the Company obtains information regarding the salaries of employees at comparable companies, including approximately 150 multi-unit businesses in the retail, entertainment and food service industries. Base salaries for our Named Executive Officers are reviewed from time to time by the Compensation

Committee and may be increased pursuant to such review and/or in accordance with guidelines contained in the various employment agreements in order to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Base salaries for our Named Executive Officers increased between 2.0% and 5.0% from fiscal 2011 to fiscal 2012.

Annual Performance Bonus

        The Compensation Committee has the authority to award annual performance bonuses to our Named Executive Officers. Under the current employment agreements, each Named Executive Officer is eligible for an annual bonus based on our annual incentive compensation program as it may exist from time to time. We believe that annual bonuses based on performance serve to align the interests of management and stockholders, and our annual bonus program is primarily designed to reward increases in adjusted EBITDA (as described below). Individual bonuses are performance based and, as such, can be highly variable from year to year. The annual incentive bonuses for our Named Executive Officers are determined by our Compensation Committee and, except with respect to his own bonus, our chief executive officer, based on our annual incentive compensation program as it may exist from time to time. For fiscal 2012, the annual incentive compensation program was based on a company component and an individual component. The company component was based on attainment of an adjusted EBITDA target (Adjusted EBITDA less cash distributions of earnings from our equity method investees) of $340,000,000. The plan guideline was that no company performance component of the bonus would be paid below attainment of 90% of targeted adjusted EBITDA and that upon attainment of 100% of targeted adjusted EBITDA, each Named Executive Officer would receive 100% of his assigned bonus target. Upon attainment of 110% of targeted adjusted EBITDA, each Named Executive Officer would receive a maximum of 200% of his assigned bonus target. The individual component of the bonus does not have an adjusted EBITDA threshold but is based on achievement of key performance measures and overall performance and contribution to our strategic and financial goals. Under the annual incentive compensation program, our Compensation Committee and, except with respect to his own bonus, chief executive officer, retain certain discretion to decrease or increase bonuses relative to the guidelines based on qualitative or other objective factors deemed relevant by the Compensation Committee, which includes the ability to adjust factors used in determining incentive compensation and to include or exclude unusual items.

        The following table summarizes the company component upon attainment of 100% of targeted adjusted EBITDA and the individual component of the annual performance bonus plan at the target level for fiscal 2012:

	Company Component at 100% Target	Individual Component
Gerardo I. Lopez	$421,950	$105,500
Craig R. Ramsey	222,850	55,700
John D. McDonald	219,650	54,900
Robert J. Lenihan	129,200	86,150
Stephen A. Colanero	146,200	97,500

        Our annual bonuses have historically been paid in cash and traditionally have been paid in a single installment in the first quarter following the completion of a given fiscal year following issuance of our annual audit report. Pursuant to current employment agreements, each Named Executive officer is eligible for an annual bonus pursuant to the annual incentive plan in place at the time. The Compensation Committee has discretion to increase the annual bonus paid to our Named Executive Officers using its judgment if the Company exceeds certain financial goals, or to reward for achievement of individual annual performance objectives. Our Compensation Committee and the Board of Directors have approved bonus amounts to be paid in fiscal 2013 for the performance during fiscal

2012. The Committee determined to exclude from the calculation of adjusted EBITDA a portion of the benefit realized from an accounting adjustment made during the year in the treatment of gift cards. As a result, the Company obtained an adjusted EBITDA of 96% of target for fiscal 2012, which is equivalent to a 60% payout of the assigned bonus target. The individual component of the bonus, which was subject to the approval by the Compensation Committee and the Board of Directors, was determined following a review of each Named Executive Officer's individual performance and contribution to our strategic and financial goals. The individual performance review has been conducted during the first quarter of fiscal 2013 and the individual component bonuses were finalized and approved by the Compensation Committee and the Board of Directors.

Special Incentive Bonus

        Pursuant to his employment agreement, Mr. Gerardo Lopez is entitled to a one-time Special Incentive Bonus of $2,000,000 that vests at the rate of $400,000 per year over five years, effective March 2009, provided that he remains employed on each vesting date. The first three installments of the Special Incentive Bonus were paid in March 2012 and the fourth and fifth installments are payable upon vesting. The remaining unpaid Special Incentive Bonus of $800,000 shall immediately vest in full upon Mr. Lopez's involuntary termination within twelve months after a change of control, as defined in the employment agreement.

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

        On July 8, 2010, the Board of Directors of Parent and the stockholders of Parent approved the adoption of the AMC Entertainment Holdings, Inc. 2010 Equity Incentive Plan ("2010 Equity Incentive Plan"). The 2010 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, other stock- based awards and performance-based compensation awards. During fiscal 2011, the Compensation Committee approved grants of stock options, restricted stock (time vesting), and restricted stock (performance vesting) to the named executive officers. The options granted under the plan vest in equal installments over four years from the grant date, subject to the optionee's continued service with the Company. The restricted share (time vesting) grants vest on the fourth anniversary of the date of grant, subject to the Named Executive Officer's continued service with the Company. The award agreements for the restricted shares (performance vesting) generally provide that 25% of the restricted shares awarded will become vested in each year over a four-year period upon the Company meeting certain pre-established annual performance targets. Because each annual performance target is set at the start of each respective single-fiscal year performance period, only twenty-five percent of the total restricted shares (performance vesting) awarded are deemed granted each year over the four-year period in accordance with Accounting Standards Codification 718-10-55-95. The grant date fair value for the second year's performance period, fiscal 2012, is included in the Summary Compensation Table. The restricted share (performance vesting) grants for fiscal 2012 had a vesting term of approximately one year upon the Company meeting a pre-established annual adjusted EBITDA target of $340,000,000. The Named Executive Officers did not vest in the restricted share (performance vesting) grants for fiscal 2012 as the Company did not meet the adjusted EBITDA target established by the Compensation Committee. Further discussion of the 2010 Equity Incentive Plan compensation for the Named Executive Officers can be found in the Potential Payments Upon Termination or Change in Control section.

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

All Other Compensation

        The other compensation provided to each Named Executive Officer is reported in the All Other Compensation column of the "Summary Compensation Table" below, and is further described in footnote (8) to that table. All other compensation for fiscal 2012 consists of Company matching contributions under our 401(k) savings plan, which is a qualified defined contribution plan, life insurance premiums, amusement park passes, on-site parking, and personal use of corporate aircraft. All other compensation is benchmarked and reviewed, revised and approved by the Compensation Committee every year.

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

Compensation Committee of the Board of Directors

Stephen P. Murray (Chairman)
Aaron J. Stone
Eliot P.S. Merrill
Philip Loughlin

Summary Compensation Table

        The following table presents information regarding compensation of our principal executive officer, our principal financial officer, our three other most highly compensated executive officers for services rendered during fiscal 2012. These individuals are referred to as "Named Executive Officers."

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)(7)	All Other Compensation ($)(8)	Total ($)
Gerardo I. Lopez	2012	$753,480	$400,000	$198,151	$—	$358,670	$—	$31,304	$1,741,605
Chief Executive Officer, President	2011	728,000	400,000	985,845	307,819	203,800	—	41,903	2,667,367
and Director (Parent, AMCE and	2010	700,003	400,000	—	—	674,240	—	122,047	1,896,290
American Multi-Cinema, Inc.)
Craig R. Ramsey	2012	428,505	—	118,815	—	203,335	61,184	17,177	829,016
Executive Vice President and Chief	2011	408,100	—	591,582	184,750	106,100	45,696	14,662	1,350,890
Financial Officer (Parent, AMCE	2010	385,000	—	—	—	346,847	83,470	6,656	821,973
and American Multi-Cinema, Inc.)
John D. McDonald	2012	422,384	—	118,815	—	186,690	147,751	15,156	890,796
Executive Vice President North	2011	408,100	—	591,582	184,750	66,313	85,763	14,536	1,351,044
American Operations (Parent,	2010	385,000	—	—	—	344,344	134,080	9,419	872,843
AMCE and American
Multi-Cinema, Inc.)
Robert J. Lenihan	2012	430,746	—	39,479	—	142,133	—	16,061	628,419
President, Film Programming (Parent,	2011	422,300	—	197,320	61,681	63,338	—	10,311	754,950
AMCE and American	2010	376,885	—	—	138,833	252,838	—	48,762	817,318
Multi-Cinema, Inc.)
Stephen A. Colanero	2012	374,920	—	39,479	—	185,220	—	13,125	612,744
Executive Vice President, and Chief	2011	360,500	100,000	197,320	369,512	117,188	—	28,139	1,172,659
Marketing Officer (Parent, AMCE
and American Multi-Cinema, Inc.)

(1)
The principal positions shown are at March 29, 2012. Compensation for Mr. Stephen Colanero is provided for years where he was a Named Executive Officer only.

(2)
The bonus activity for Mr. Lopez reflects the vested portion of his special incentive bonus. Mr. Colanero received a retention bonus on the first anniversary of his employment. The employment agreement for Mr. Colanero entitled him to receive a retention bonus after one year of service.

(3)
As required by SEC Rules, amounts shown in the column, "Stock Awards," presents the aggregate grant date fair value of restricted stock awards granted in the fiscal year in accordance with accounting rules ASC 718, Compensation—Stock Compensation. The number and grant date fair value of restricted stock (performance vesting) awarded each Named Executive Officer in fiscal 2012 appear in the Grants of Plan-Based Awards table. The estimated fair value of the stock at the grant date was approximately $755 per share in fiscal 2012 and $752 per share in fiscal 2011 and was based upon a contemporaneous valuation reflecting market conditions. The valuation assumptions used for the restricted stock awards are provided in Note 10—Stockholder's Equity to the Company's Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K. The restricted share (time vesting) grants, which were made in fiscal 2011, vest on the fourth anniversary of the date of grant, subject to the Named Executive Officer's continued service with the Company. Of the total restricted share (performance vesting) awards approved by the Compensation Committee, approximately twenty-five percent of the total awards will be granted each year over a four-year period in accordance with ASC 718-10-55-95. Only the restricted share (performance vesting) awards that have been granted (twenty-five percent in both fiscal 2011 and fiscal 2012) have been included in the Summary Compensation Table. The restricted share (performance vesting) grants for fiscal 2012 and fiscal 2011 had a vesting term of approximately one year upon the Company meeting a pre-established annual adjusted EBITDA target of $340,000,000 and $387,800,000, respectively. The Named Executive Officers did not vest in the restricted share (performance vesting) grants for both fiscal 2012 and fiscal 2011 as the Company did not meet the adjusted EBITDA target established by the Compensation Committee.

(4)
As required by SEC Rules, amounts shown in the column, "Option Awards," presents the aggregate grant date fair value of option awards granted in the fiscal year in accordance with accounting rules ASC 718, Compensation—Stock Compensation. These amounts reflect the Company's cumulative accounting expense over the vesting period and do not correspond to the actual value that will be realized by the Named Executive Officers. Options are to acquire shares of Parent common stock. The valuation assumptions used for the stock option awards are provided in Note 10—Stockholder's Equity to the Company's Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

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

No option awards granted to Named Executive Officers in the above table were forfeited in fiscal 2012, fiscal 2011 or fiscal 2010.

(5)
For fiscal 2012, bonus amounts were approved for both the company component bonus and the individual component bonus of the annual incentive compensation plan. The Company attained an adjusted EBITDA of 96% of target, which is equivalent to a 60% payout of the assigned bonus target for the company component. The individual component bonus of the annual incentive compensation plan was approved during the first quarter of fiscal 2013 following a review of each Named Executive Officer's individual performance and contribution to the Company's strategic and financial goals. For fiscal 2011, the individual component bonus of the annual incentive compensation plan was approved during the first quarter of fiscal 2012 following a review of each Named Executive Officer's individual performance and contribution to the Company's strategic and financial goals. No company component bonuses were earned for fiscal 2011 under the annual incentive compensation program because the Company did not meet the minimum 90% of targeted adjusted EBITDA threshold. For fiscal 2010, bonus amounts were approved for both the company component bonus and the individual component bonus of the annual incentive compensation plan. The Company attained an adjusted EBITDA of 104% of target, which is equivalent to an approximate 142% payout of the assigned bonus target for the company component. Further discussion on the annual incentive bonus program for the Named Executive Officers can be found in the Compensation Discussion and Analysis—Annual Performance Bonus section.

(6)
The following table represents the aggregate increases and decreases in actuarial present value of each officer's accumulated benefit amounts:

		Defined Benefit Plan	Supplemental Executive Retirement Plan
Craig R. Ramsey	2012	$39,071	$20,258
	2011	17,441	9,043
	2010	42,764	22,173
John D. McDonald	2012	97,301	50,450
	2011	44,869	23,264
	2010	87,134	45,179
(7)
This column includes the nonqualified deferred compensation above market earnings for the difference between market interest rates determined pursuant to SEC rules and the interest contingently credited by the Company on salary deferred by the Named Executive Officers. For fiscal 2012, above market earnings of 4.1% for Mr. Ramsey was $1,855. For fiscal 2011, above market earnings of 17.6% to 23.8% for Mr. Ramsey and Mr. McDonald were $19,212 and $17,630, respectively. For fiscal 2010, above market earnings of 19.7% to 21.6% for Mr. Ramsey and Mr. McDonald were $18,533 and $1,767, respectively. Further discussion on the nonqualified deferred compensation for the Named Executive Officers can be found in the Compensation Discussion and Analysis—Nonqualified Deferred Compensation section.

(8)
All Other Compensation is comprised of Company matching contributions under our 401(k) savings plan which is a qualified defined contribution plan, life insurance premiums, amusement park passes, on-site parking, and personal use of corporate aircraft. The following table summarizes "All Other Compensation" provided to the Named Executive Officers for fiscal 2012:

	Company Matching Contributions to 401(k) Plan	Life Insurance Premiums	Amusement Park Pass	On-Site Parking	Personal Use of Corporate Aircraft	Total
Gerardo I. Lopez	$19,800	$1,794	$2,000	$—	$7,710	$31,304
Craig R. Ramsey	10,029	5,148	2,000	—	—	17,177
John D. McDonald	9,976	3,180	2,000	—	—	15,156
Robert J. Lenihan	9,891	3,354	2,000	816	—	16,061
Stephen A. Colanero	9,955	1,170	2,000	—	—	13,125

  From time to time business travel on the Company's corporate aircraft requires multi-leg flights, a portion of which are deemed personal to the extent they involve commuting for the Company's benefit. The incremental cost for the commuting aspect of multi-leg business trips includes variable costs incurred, such as hourly charges, fuel charges, applicable taxes and miscellaneous fees and excludes non-variable costs such as the Company's monthly management fee for the corporate aircraft. Infrequently, family of Named Executive Officers ride along on the Company aircraft when the aircraft is already going to a specific destination for a business purpose. The Company does not allocate any incremental cost to the executive for the family member's use.

Compensation of Named Executive Officers

        The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2012. The primary elements of each Named Executive Officer's total compensation reported in the table are base salary and annual bonus.

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

Description of Employment Agreements—Salary and Bonus Amounts

        We have entered into employment agreements with each of Messrs. Lopez, Ramsey, McDonald, Lenihan, and Colanero. Provisions of these agreements relating to outstanding equity incentive awards and post-termination of employment benefits are discussed below.

        Gerardo I. Lopez.    On February 23, 2009, AMC Entertainment entered into an employment agreement with Gerardo I. Lopez to serve as its Chief Executive Officer. The term of the agreement is for three years, with automatic one-year extensions each year. The agreement provides that Mr. Lopez will receive an initial annualized base salary of $700,000. The Board of Directors or Compensation Committee, based on its review, has discretion to increase (but not reduce) the base salary each year. Mr. Lopez's target incentive bonus for fiscal 2011 was equal to 70% of his annual base salary. In addition, Mr. Lopez is receiving a one-time special incentive bonus that vests at the rate of $400,000 per year over five years, effective March 2009, provided he remains employed on each vesting date. The first three installments of the special incentive bonus were paid in March 2012 and the fourth and fifth installments are payable upon vesting. In making its determination with respect to salary and bonus levels, the Compensation Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. The agreement also provides that Mr. Lopez will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with related business expenses and travel. Change in control, severance arrangements and restrictive covenants in Mr. Lopez's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

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

 Grants of Plan-based Awards—Fiscal 2012

        The following table summarizes plan-based awards granted to named executive officers during fiscal 2012:

									All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)
			Estimated Possible Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards					Exercise Or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Gerardo L. Lopez
AIP—Company(1)	N/A	N/A	$42,195	$421,950	$843,900	—	—	—	—	—	$—	$—
AIP—Individual(2)	N/A	N/A	52,750	105,500	158,250	—	—	—	—	—	—	—
2010 Plan-Performance(3)	06/22/2011	07/08/2010	—	—	—	—	262.25	—	—	—	—	198,151
Craig R. Ramsey
AIP—Company(1)	N/A	N/A	22,285	222,850	445,700	—	—	—	—	—	—	—
AIP—Individual(2)	N/A	N/A	27,850	55,700	83,550	—	—	—	—	—	—	—
2010 Plan-Performance(3)	06/22/2011	07/08/2010	—	—	—	—	157.25	—	—	—	—	118,815
John D. McDonald
AIP—Company(1)	N/A	N/A	21,965	219,650	439,300	—	—	—	—	—	—	—
AIP—Individual(2)	N/A	N/A	27,450	54,900	82,350	—	—	—	—	—	—	—
2010 Plan-Performance(3)	06/22/2011	07/08/2010	—	—	—	—	157.25	—	—	—	—	118,815
Robert J. Lenihan
AIP—Company(1)	N/A	N/A	12,920	129,200	258,400	—	—	—	—	—	—	—
AIP—Individual (2)	N/A	N/A	43,075	86,150	129,225	—	—	—	—	—	—	—
2010 Plan-Performance(3)	06/22/2011	07/08/2010	—	—	—	—	52.25	—	—	—	—	39,479
Stephen A. Colanero
AIP—Company(1)	N/A	N/A	14,620	146,200	292,400	—	—	—	—	—	—	—
AIP—Individual(2)	N/A	N/A	48,750	97,500	146,250	—	—	—	—	—	—	—
2010 Plan-Performance(3)	06/22/2011	07/08/2010	—	—	—	—	52.25	—	—	—	—	39,479

(1)
The company component bonus of the annual incentive compensation program ("AIP") was based primarily on attainment of an adjusted EBITDA target of $340,000,000. The plan guideline was that no company performance component of the bonus would be paid below attainment of 90% of targeted adjusted EBITDA and that upon attainment of 100% of targeted adjusted EBITDA, each Named Executive Officer would receive 100% of his assigned bonus target. Upon attainment of 110% of targeted adjusted EBITDA, each Named Executive Officer would receive a maximum of 200% of his assigned bonus target. The Company obtained an adjusted EBITDA of 96% of target for fiscal 2012, which is equivalent to a 60% payout of the assigned bonus target.

(2)
The individual component bonus of the annual incentive compensation plan ("AIP") for fiscal 2012 was determined during the first quarter of fiscal 2013 following a review of each Named Executive Officer's individual performance and contribution to the Company's strategic and financial goals.

(3)
The amounts shown in this row presents the number and aggregate grant date fair value of restricted stock (performance vesting) awards granted in June 2011 in accordance with accounting rules ASC 718, Compensation—Stock Compensation. Of the total restricted share (performance vesting) awards approved by the Compensation Committee, approximately twenty-five percent of the total awards will be granted each year over a four-year period in accordance with ASC 718-10-55-95. Only the restricted share (performance vesting) awards that have been granted (twenty-five percent in fiscal 2012) have been included in the Grants of Plan-based Awards Table. The restricted share (performance vesting) grants for fiscal 2012 have a vesting term of approximately one year upon the Company meeting a pre-established annual adjusted EBITDA target of $340,000,000. The estimated fair value of the stock at the grant date was approximately $755 per share and was based upon a contemporaneous valuation reflecting market conditions. The Named Executive Officers did not vest in the restricted share (performance vesting) grants for fiscal 2012 as the Company did not meet the adjusted EBITDA target established by the Compensation Committee.

        The valuation assumptions used for the stock option and restricted stock awards are provided in Note 10—Stockholder's Equity to the Company's Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Outstanding Equity Awards at end of Fiscal 2012

        The following table presents information regarding the outstanding equity awards of Parent common stock held by each of our Named Executive Officers as of March 29, 2012, including the vesting dates for the portions of these awards that had not vested as of that date:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gerardo I. Lopez
2004 Plan-Option(1)	9,588.27000	6,392.18000	—	$323.95	03/06/2019	—	—	—	$—
2010 Plan-Option(5)	262.00000	786.00000	—	752.00	07/19/2020	—	—	—	—
2010 Plan-Time(6)	—	—	—	—	—	—	—	1,048.00	566,203.00
Craig R. Ramsey
2004 Plan-Option(2)	4,092.28723	—	—	491.00	12/23/2014	—	—	—	—
2010 Plan-Option(5)	157.25000	471.75000	—	752.00	07/19/2020	—	—	—	—
2010 Plan-Time(6)	—	—	—	—	—	—	—	629.00	339,830.00
John D. McDonald
2004 Plan-Option(2)	2,046.14362	—	—	491.00	12/23/2014	—	—	—	—
2010 Plan-Option(5)	157.25000	471.75000	—	752.00	07/19/2020	—	—	—	—
2010 Plan-Time(6)	—	—	—	—	—	—	—	629.00	339,830.00
Robert J. Lenihan
2004 Plan-Option(3)	409.20000	613.80000	—	339.59	05/28/2019	—	—	—	—
2010 Plan-Option(5)	52.50000	157.50000	—	752.00	07/19/2020	—	—	—	—
2010 Plan-Time(6)	—	—	—	—	—	—	—	210.00	113,457.00
Stephen A. Colanero
2004 Plan-Option(4)	204.60000	818.40000	—	752.00	07/12/2020	—	—	—	—
2010 Plan-Option(5)	52.50000	157.50000	—	752.00	07/19/2020	—	—	—	—
2010 Plan-Time(6)	—	—	—	—	—	—	—	210.00	113,457.00

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

        The restricted share (performance vesting) grants did not vest in fiscal 2012 and were not included in the "Outstanding Equity Awards at the end of Fiscal 2012" table. Of the total restricted share (performance vesting) awards approved by the Compensation Committee, approximately twenty-five percent of the total awards will be granted each year, starting in fiscal 2011, over a four-year period in accordance with ASC 718-10-55-95. The restricted share (performance vesting) grants have a vesting term of approximately one year upon the Company meeting a pre-established target determined by the Compensation Committee. Fifty percent of the total restricted share (performance vesting) awards approved have not been granted as of March 29, 2012 pursuant to ASC 718-10-55-95.

 Option Exercises and Stock Vested—Fiscal 2012

        None of our Named Executive Officers exercised options or held any outstanding vested stock awards during fiscal 2012.

Pension Benefits

        The following table presents information regarding the present value of accumulated benefits that may become payable to the Named Executive Officers under our qualified and nonqualified defined-benefit pension plans.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit(1) ($)	Payments During Last Fiscal Year ($)
Gerardo I. Lopez	—	—	$—	—
Craig R. Ramsey	Defined Benefit Retirement Income Plan	12.00	236,361	—
	Supplemental Executive Retirement Plan	12.00	122,551	—
John D. McDonald	Defined Benefit Retirement Income Plan	31.05	460,041	—
	Supplemental Executive Retirement Plan	31.05	238,528	—
Robert J. Lenihan	—	—	—	—
Stephen A. Colanero	—	—	—	—

(1)
The accumulated benefit is based on service and earnings considered by the plans for the period through March 29, 2012. The present value has been calculated assuming the Named Executive Officers will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the plans. The interest assumption is 4.86%. The post-retirement mortality assumption is based on the 2012 IRS Prescribed Mortality-Static Annuitant, male and female mortality table. See Note 13—Employee Benefit Plans to the Company's Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for more information.

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

 Nonqualified Deferred Compensation

        The following table presents information regarding the contributions to and earnings on the Named Executive Officers' deferred compensation balances during fiscal 2012, and also shows the total deferred amounts for the Named Executive Officers at the end of fiscal 2012:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)(2)	Aggregate Balance at Last FYE ($)
Gerardo I. Lopez	$17,388	$400,000	$343	$1,200,000	$17,731
Craig R. Ramsey	19,231	—	8,233	—	208,822
John D. McDonald	24,948	—	3,712	—	145,979
Robert J. Lenihan	—	—	—	—	—
Stephen A. Colanero	—	—	—	—	—

(1)
The activity for Mr. Lopez reflects the portion of his special incentive bonus that became vested during fiscal 2012.

(2)
The first three installments of the special incentive bonus were paid in March 2012.

Non-Qualified Deferred Compensation Plan

        AMC permits the Named Executive Officers and other key employees to elect to receive a portion of their compensation reported in the Summary Compensation Table on a deferred basis. Deferrals of compensation during fiscal 2012 and in recent years have been made under the AMC Non-Qualified Deferred Compensation Plan. Participants of the plan are able to defer annual salary and bonus (excluding commissions, expense reimbursement or allowances, cash and non-cash fringe benefits and any stock-based incentive compensation). Amounts deferred under the plans are credited with an investment return determined as if the participant's account were invested in one or more investment funds made available by the Committee and selected by the participant. AMC may, but need not, credit the deferred compensation account of any participant with a discretionary or profit sharing credit as determined by AMC. The deferred compensation account will be distributed either in a lump sum payment or in equal annual installments over a term not to exceed 10 years as elected by the participant and may be distributed pursuant to in-service withdrawals pursuant to certain circumstances. Any such payment shall commence upon the date of a "Qualifying Distribution Event" (as such term is defined in the Non-Qualified Deferred Compensation Plan). The Qualifying Distribution Events are designed to be compliant with Section 409A of the Internal Revenue Code.

        Pursuant to his employment agreement, Mr. Gerardo Lopez is entitled to a one-time special incentive bonus of $2,000,000 that vests at the rate of $400,000 per year over five years, effective March 2009, provided that he remains employed on each vesting date. The first three installments of the special incentive bonus were paid in March 2012 and the fourth and fifth installments are payable upon vesting. The remaining unpaid Special Incentive Bonus of $800,000 shall immediately vest in full upon Mr. Lopez's involuntary termination within twelve months after a change of control, as defined in the employment agreement.

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

        Assumptions.    As prescribed by the SEC's disclosure rules, in calculating the amount of any potential payments to the Named Executive Officers under the arrangements described below, we have assumed that the applicable triggering event (i.e., termination of employment and/or change in control) occurred on the last business day of fiscal 2012.

Gerardo I. Lopez

        Mr. Lopez's employment agreement, described above under "Employment Agreements—Salary and Bonus Payments," provides for certain benefits to be paid to Mr. Lopez in connection with a termination of his employment with AMC Entertainment Inc. under the circumstances described below.

        Severance Benefits.    In the event Mr. Lopez's employment is terminated as a result of an involuntary termination during the employment term by AMC Entertainment without cause (other than termination due to death or "Disability"), or by Mr. Lopez pursuant to a termination for "Good Reason" or after a "Change of Control" (as those terms are defined in the employment agreement), Mr. Lopez will be entitled to severance pay equal to two times the sum of his base salary plus the average of each Annual Incentive Plan bonus paid to the Executive during the 24 months preceding the severance date. In addition, upon such a qualifying termination, the stock options granted pursuant to the employment agreement and under the 2004 Stock Option Plan and the stock options and restricted stock granted pursuant to the 2010 Equity Incentive Plan shall vest in full. The Special Incentive Bonus of $2,000,000, which vests in equal annual installments over five years, shall immediately vest and be paid in full upon the involuntary termination of employment within twelve months after a change of control.

        If Mr. Lopez had terminated employment with us on March 29, 2012 pursuant to his employment agreement under the circumstances described in the preceding paragraph, we estimate that he would have been entitled to a cash payment equal to $1,506,960. This amount is derived by multiplying two by the sum of $753,480, which represents Mr. Lopez's annualized base salary rate in effect on March 29, 2012. Mr. Lopez also would have been entitled to a cash payment equal to the average of each Annual Incentive Plan bonus paid during the past 24 months. Mr. Lopez received an Annual Incentive Plan bonus in fiscal 2012 and fiscal 2011 of $358,670 and $203,800, respectively, which would entitle him to receive an average Annual Incentive Plan cash payment of $281,235. Additionally, Mr. Lopez would have been entitled to accelerated vesting of unvested stock options granted pursuant to the employment agreement with an intrinsic value of $1,382,756 and accelerated vesting of unvested stock options and restricted stock (time vesting and performance vesting) granted pursuant to the 2010 Equity Incentive Plan of $849,575. (The amounts represent the intrinsic value of unvested stock options and restricted stock as of March 29, 2012, based on an estimated stock price of approximately $540. The estimated fair value of the stock was based on management's best estimate of fair value). We estimated the fair value for fifty percent of the total restricted stock (performance vesting) award under the 2010 Equity Incentive Plan, as only the first two years, or fifty percent of the award, which have been granted according to Accounting Standards Codification 718-10-55-95, did not vest and have been forfeited. The remaining two-fifths of the Special Incentive Bonus of $2,000,000, or $800,000, shall immediately vest and be paid in full upon Mr. Lopez's involuntary termination within twelve months after a change of control.

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

        Upon a termination of employment with us on March 29, 2012 under the circumstances described in the preceding paragraph, we estimate that each Named Executive Officer (other than Mr. Lopez) would have been entitled to a lump sum cash payment as follows: Mr. Craig Ramsey—$857,010; Mr. John McDonald—$844,768; Mr. Robert Lenihan—$861,492; and Mr. Stephen Colanero—$749,840. These amounts are derived by multiplying the respective executive's annualized base salary rate in effect on March 29, 2012 by two.

        Pursuant to the 2010 Equity Incentive Plan, if within one year following a Change of Control, the Named Executive Officer's service is terminated by the Company without cause, the unvested stock options and restricted stock shall vest in full. Upon such a qualifying termination, we estimate that each Named Executive Officer (other than Mr. Lopez) would have been entitled to accelerated vesting of unvested stock options and restricted stock (time vesting and performance vesting) with an intrinsic value as follows: Mr. Craig Ramsey—$509,745; Mr. John McDonald—$509,745; Mr. Robert Lenihan—$169,915; and Mr. Stephen Colanero—$169,915. (The amounts represent the intrinsic value of unvested stock options and restricted stock as of March 29, 2012, based on an estimated stock price of approximately $540. The estimated fair value of the stock was based on management's best estimate of fair value). We estimated the fair value for fifty percent of the total restricted stock (performance vesting) award under the 2010 Equity Incentive Plan, as only the first two years, or fifty percent of the award, which have been granted according to Accounting Standards Codification 718-10-55-95, did not vest and have been forfeited.

        Restrictive Covenants.    Pursuant to each Named Executive Officer's employment agreement, the executive has agreed not to disclose any confidential information of AMC or AMC Entertainment at any time during or after his employment with AMC/AMC Entertainment.

Director Compensation—Fiscal 2012

        The following section presents information regarding the compensation paid during fiscal 2012 to members of our Board of Directors who are not also our employees (referred to herein as "Non-Employee Directors"). The compensation paid to Mr. Gerardo I. Lopez, who is also an employee, is presented above in the Summary Compensation Table and the related explanatory tables. Mr. Lopez did not receive additional compensation for his service as a director.

Non-Employee Directors

        We paid our directors an annual cash retainer of $50,000, plus $1,500 for each meeting of the board of directors they attended in person or by phone, plus $1,000 for each committee meeting they attended. We also reimbursed all directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

        The following table presents information regarding the compensation of our non-employee Directors in fiscal 2012:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation ($)	All other Compensation ($)	Total ($)
Aaron J. Stone	$55,500	$—	$—	$—	$—	$—	$55,500
Dr. Dana B. Ardi	$54,500	—	—	—	—	—	$54,500
Stephen P. Murray	$55,500	—	—	—	—	—	$55,500
Stan Parker(1)	$4,500	—	—	—	—	—	$4,500
Philip H. Loughlin	$55,500	—	—	—	—	—	$55,500
Eliot P. S. Merrill	$59,500	—	—	—	—	—	$59,500
Brion B. Applegate(3)	$54,500	—	—	—	—	—	$54,500
Lee Solomon(2)	$52,500	—	—	—	—	—	$52,500

(1)
On November 23, 2011, Stan Parker resigned from his position as a member of the Company's Board of Directors.

(2)
On November 23, 2011, Lee Solomon was elected as a member of the Company's Board of Directors.

(3)
On June 16, 2011, Brion B. Applegate was elected as a member of the Company's Board of Directors.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee members whose names appear on the Compensation Committee Report were committee members during all of fiscal 2012. No member of the Compensation Committee is or has been a former or current executive officer of the Company or has had any relationships requiring disclosure by the Company under the SEC's rules requiring disclosure of certain relationships and related- party transactions. None of the Company's executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity that has one or more executive officers serving on our Board of Directors or on the Compensation Committee during the fiscal year ended March 29, 2012.

Risk Oversight

        The Board executes its oversight responsibility for risk management directly and through its Committees, as follows:

        The Audit Committee has primary oversight responsibility with respect to financial and accounting risks. The Audit Committee discusses with management the Company's major financial risk exposures and the Company's risk assessment and risk management policies. Management provides to the Audit Committee periodic assessments of the Company's risk management processes and systems of internal control. The Chairman of the Audit Committee reports to the full Board regarding material risks as deemed appropriate.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        All of the issued and outstanding capital stock of AMCE is owned by Parent. Parent has common stock issued and outstanding. The table below sets forth certain information regarding beneficial ownership of the common stock of Parent held as of May 18, 2012 by (i) each of its directors and our Named Executive Officers, (ii) all directors and executive officers of Parent as a group and (iii) each person known by Parent to own beneficially more than 5% of Parent common stock. Parent believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Parent as beneficially owned by them, except as otherwise noted.

Name and Address	Shares of Class A-1 Common Stock		Shares of Class A-2 Common Stock		Shares of Class N Common Stock	Shares of Class L-1 Common Stock	Shares of Class L-2 Common Stock	Percentage of Ownership
J.P. Morgan Partners (BHCA), L.P. and Related Funds(1)(2)	249,225.00	(2)	249,225.00	(2)	—	—	—	38.97%
Apollo Investment Fund V, L.P. and Related Funds(3)(4)	249,225.00	(4)	249,225.00	(4)	—	—	—	38.97%
Bain Capital Investors, LLC and Related Funds(5)(6)	—		—		—	96,743.45	96,743.45	15.13%
The Carlyle Group Partners III Loews, L.P. and Related Funds(7)(8)	—		—		—	96,743.45	96,743.45	15.13%
Spectrum Equity Investors IV. L.P. and Related Funds(9)(10)	—		—		—	62,598.71	62,598.71	9.79%
Gerardo I. Lopez(11)(12)	—		—		10,498.13200	—	—	*
Craig R. Ramsey(11)(13)	—		—		4,559.78723	—	—	*
John D. McDonald(11)(14)	—		—		2,487.64362	—	—	*
Robert J. Lenihan(11)(15)	—		—		718.80000	—	—	*
Stephen A. Colanero(11)(16)	—		—		514.20000	—	—	*
Dr. Dana B. Ardi(1)	—		—		—	—	—	*
Stephen P. Murray(1)	—		—		—	—	—	*
Lee Solomon(17)	—		—		—	—	—	*
Aaron J. Stone(17)	—		—		—	—	—	*
Philip H. Loughlin(5)(6)	—		—		—	—	—	*
Eliot P. S. Merrill(7)	—		—		—	—	—	*
Brion B. Applegate(9)(10)	—		—		—	—	—	*
All directors and executive officers as a group (20 persons)	—		—		23,959.85009	—	—	*

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

  Mr. Stephen P. Murray is President and Chief Executive Officer of CCMP Capital Advisors, LLC a private equity firm comprised of the former buyout/growth equity professionals of J.P. Morgan Partners who separated from JPM Chase to form an independent private equity platform. Mr. Murray disclaims any beneficial ownership of any shares beneficially owned by the J.P. Morgan Partners entities. The address of Mr. Murray is c/o CCMP Capital Advisors, LLC, 245 Park Avenue, New York, New York 10167, and the address of each of the JPMorgan Partners entities is c/o J.P. Morgan Partners, LLC, 270 Park Avenue, New York, New York 10017, except that the address of each Cayman entity is c/o Walkers SPV Limited, PO Box 908 GT, Walker House, George Town, Grand Cayman, Cayman Islands. Each of the Global Investor Funds, JPMP BHCA, JPMP Global, JPMP MFM and JPMP Capital are part of the J.P. Morgan Partners private equity business unit of JPM Chase. J.P. Morgan Partners is one of our Sponsors.

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

(5)
Represents shares owned by the following group of investment funds associated with Bain: (i) 64,255.29 shares of Class L-1 common stock and 64,255.29 shares of Class L-2 common stock owned by Bain

  Capital (Loews) I Partnership, whose administrative member is Bain Capital (Loews) L, L.L.C., whose general partners are Bain Capital (Loews) A Partnership, Bain Capital (Loews) L Partnership and Bain Capital (Loews) P Partnership, each of whose general partners are (x) Bain Capital Holdings (Loews) I, L.P., whose general partner is Bain Capital Partners VII, L.P., whose general partner is Bain Capital Investors, LLC ("BCI") and (y) Bain Capital AIV (Loews) II, L.P., whose general partner is Bain Capital Partners VIII, L.P., whose general partner is BCI and (ii) 32,488.16 shares of Class L-1 common stock and 32,488.16 shares of Class L-2 common stock owned by Bain Capital AIV (Loews) II, L.P., whose general partner is Bain Capital Partners VIII, L.P., whose general partner is BCI. The address of Mr. Loughlin and each of the Bain entities is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

  BCI, by virtue of the relationships described above, may be deemed to have voting or investment control with respect to the shares held by each of the Bain entities. BCI disclaims beneficial ownership of such shares.

(6)
Voting and investment control over the shares held by Bain Capital (Loews) I Partnership and Bain Capital AIV (Loews) II, L.P. is exercised by the investment committee of BCI. Members of the investment committee are Andrew B. Balson, Steven W. Barnes, Joshua Bekenstein, John P. Connaughton, Todd Cook, Paul B. Edgerley, Christopher Gordon, Blair Hendrix, Jordan Hitch, Matthew S. Levin, Ian K. Loring, Philip Loughlin, Mark E. Nunnelly, Stephen G. Pagliuca, Mark Verdi, Michael Ward and Stephen M. Zide, each of whom disclaims beneficial ownership of the shares.

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

(9)
Represents shares owned by the following group of investment funds affiliated with Spectrum: (i) 61,503.23 shares of Class L-1 common stock and 61,503.23 shares of Class L-2 common stock owned by Spectrum Equity Investors IV, L.P., whose general partner is Spectrum Equity Associates IV, L.P., (ii) 363.07 shares of Class L-1 common stock and 363.07 shares of Class L-2 common stock owned by Spectrum Equity Investors Parallel IV, L.P. whose general partner is Spectrum Equity Associates IV, L.P., and (iii) 732.40 shares of Class L-1 common stock and 732.40 shares of Class L-2 common stock owned by Spectrum IV Investment Managers' Fund, L.P. Brion B. Applegate is a Senior Managing Director of Spectrum. The address of Mr. Applegate and Spectrum Equity Investors is c/o Spectrum Equity Investors, One International Place, 29th Floor, Boston, Massachusetts 02110.

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

(11)
The address of such person is c/o AMC Entertainment Holdings, Inc., 920 Main Street, Kansas City, Missouri 64105.

(12)
Includes 10,112.27000 shares underlying vested options or options vesting within 60 days.

(13)
Includes 4,406.78723 shares underlying vested options or options vesting within 60 days.

(14)
Includes 2,360.64362 shares underlying vested options or options vesting within 60 days.

(15)
Includes 718.80000 shares underlying vested options or options vesting within 60 days.

(16)
Includes 514.20000 shares underlying vested options or options vesting within 60 days.

(17)
Although each of Messrs. Solomon and Stone may be deemed a beneficial owner of shares of Parent beneficially owned by Apollo due to his affiliation with Apollo and its related investment managers and advisors, each such person disclaims beneficial ownership of any such shares. The address of Messers, Solomon and Stone is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

Equity Compensation Plan Information

        The following is a summary of securities authorized for issuance under Parent's equity compensation plans as of March 29, 2012.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders(1)	35,678.168095	$449.88	28,580.0000000
Equity compensation plans not approved by security holders	—	—	—

Total	35,678.168095	$449.88	28,580.0000000

(1)
Includes both the 2004 Stock Option Plan and the 2010 Equity Incentive Plan of Parent.

(2)
The 2010 Equity Incentive Plan is the only equity compensation plan under which Parent currently issues equity awards. The Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, other stock-based awards and performance-based compensation awards. The maximum number of shares available for issuance to participants under the 2010 Equity Incentive Plan is 39,312 shares of common stock, of which the number of shares available for granting incentive stock options shall not exceed 19,656 shares. The shares available for grant at March 29, 2012 were reduced by 5,366 shares of unvested restricted stock (time vesting) that, if and when vested, will be settled in shares of common stock of Parent. Also, the shares available for grant do not include the awards approved by the Board of Directors of Parent that have not been granted as of March 29, 2012, which includes 45 stock option shares, 45 shares of restricted stock (time vesting), and 2,824 shares of restricted stock (performance vesting). As of July 23, 2010, the Company would no longer grant any awards of shares of common stock of Parent under the 2004 Stock Option Plan.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The Company seeks to ensure that all transactions with related parties are fair, reasonable and in their best interest. In this regard, generally the board of directors or one of the committees reviews material transactions between the Company and related parties to determine that, in their best business judgment, such transactions meet that standard. The Company believes that each of these transactions was on terms at least as favorable to it as could have been obtained from an unaffiliated third party. Set forth below is a description of certain transactions which have occurred since April 1, 2011 or which involve obligations that remain outstanding as of March 29, 2012.

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

        For a description of certain employment agreements between us and Messrs. Gerardo I. Lopez, Craig R. Ramsey, John D. McDonald, Robert J. Lenihan, and Stephen A. Colanero, see Item 11—Executive Compensation.

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

(1)
All percentage ownerships are approximate.

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

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of March 29, 2012, the Company estimates this amount would be $21,969,000 should a change in control transaction or an IPO occur.

        The fee agreement also provides that AMCE will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

DCIP

        In February 2007, Mr. Travis Reid was hired as the chief executive officer of DCIP, a joint venture between AMCE, Cinemark USA and Regal formed to implement digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Mr. Reid resigned as CEO of DCIP in October 2010. Mr. Reid was a member of the Company's Board of Directors until October 15, 2010.

        On March 10, 2010, DCIP completed its financing transactions for the deployment of digital projection systems to nearly 14,000 movie theatre screens across North America, including screens operated or managed by AMC Entertainment Inc., Cinemark Holdings, Inc. and Regal Entertainment Group. At closing the Company contributed 342 projection systems that it owned to DCIP, which were recorded at estimated fair value as part of an additional investment in DCIP of $21,768,000. The Company also made cash investments in DCIP of $840,000 at closing and DCIP made a distribution of excess cash to us after the closing date and prior to fiscal 2010 year-end of $1,262,000. The Company recorded a loss on contribution of the 342 projection systems of $563,000, based on the difference between estimated fair value and its carrying value on the date of contribution. On March 26, 2010 the Company acquired 117 digital projectors from third party lessors for $6,784,000 and sold them together with seven digital projectors that it owned to DCIP for $6,570,000. The Company recorded a loss on the sale of these 124 systems to DCIP of $697,000. On September 20, 2010, the Company sold 29 digital projectors in a sale and lease back to DCIP from its Canadian theatres for $1,655,000 and incurred a loss of $110,000. On October 29, 2010, the Company sold 57 digital projectors from Kerasotes theatres in a sale and leaseback to DCIP for $3,250,000, with no gain or loss recorded on the projectors. During March of 2011, DCIP completed additional financing of $220,000,000, which the Company believes will allow it to complete its planned digital deployment. As of March 29, 2012, the Company operated approximately 3,692 digital projection systems leased from DCIP pursuant to operating leases and anticipates that it will have deployed over 4,300 of these systems in its existing theatres by the end of fiscal 2013. The additional digital projection systems will allow the Company to add additional 3D enabled screens to its circuit where the Company is generally able to charge a higher admission price than 2D.

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

AMCE Dividend to Holdings

        During fiscal 2012, AMCE used cash on hand to pay a dividend distribution to Parent in an aggregate amount of $109,581,000. Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business and to redeem its Term Loan Facility due June 2012, plus accrued and unpaid interest of $219,405,000.

        During fiscal 2011, AMCE made dividend distributions to Holdings in an aggregate amount of $278,258,000, and Holdings used the available funds to make a principal payment related to a tender offer for the Discount Notes due 2014, plus interest payments, and to make dividend distributions to its stockholder, Parent. Holdings and Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business.

        During fiscal 2010, AMCE made dividend distributions to Holdings in an aggregate amount of $329,981,000, and Holdings used the available funds to make a cash interest payment on the Discount Notes due 2014 and to make dividend distributions to its stockholder, Parent. Parent made payments to purchase term loans and reduced the principal balance of its Parent Term Loan Facility from $466,936,000 to $193,290,000 with a portion of the dividend proceeds. In addition, Holdings and Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business.

Tax Sharing Arrangement with Parent

        Pursuant to its tax sharing arrangement as discussed in Note 1—The Company and Significant Accounting Policies, the Company has recorded $32,500,000 due from Parent related to AMCE tax benefits utilized as part of the consolidated tax return. See Note 8—Supplemental Balance Sheet Information for the amount included in other long-term assets.

Director Independence

        As of May 18, 2012, our Board of Directors was comprised of Dana B. Ardi, Gerardo I. Lopez, Phillip H. Loughlin, Eliot P. S. Merrill, Stephen P. Murray, Lee Solomon, Brion B. Applegate and Aaron J. Stone. We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of our board of directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange's definition of independence, none of our directors are independent.

Item 14.    Principal Accounting Fees and Services

Audit and Certain Other Fees Paid To Accountants

        The following table shows the fees that AMC Entertainment was billed for the audit and other services provided by KPMG LLP for both fiscal years 2012 and 2011. The Audit Committee has considered whether the provision of such services is compatible with maintaining the independence of KPMG LLP and determined they were compatible. The Audit Committee has the sole right to engage and terminate the Company's independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, and to approve all audit and non-audit fees.

Type of Fee	2012	2011
Audit Fees	$604,204	$880,137
Audit-Related Fees	89,285	—
Tax Fees	398,587	234,004
All Other Fees	—	—

Total	$1,092,076	$1,114,141

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

  (a)
  (1)  The following financial statements are included in Part II Item 8.:

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
Centennial, Colorado

        We have audited the accompanying balance sheets of National CineMedia, LLC (the "Company") as of December 29, 2011 and December 30, 2010, and the related statements of income, comprehensive income, members' equity (deficit), and cash flows for the years ended December 29, 2011, December 30, 2010 and December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2011 and December 30, 2010, and the results of its operations and its cash flows for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 20, 2012

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 29, 2011	December 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9.2	$13.8
Receivables, net of allowance of $4.3 and $3.7 million, respectively	96.6	100.1
Prepaid expenses	1.7	1.7
Prepaid management fees to managing member	1.0	0.8

Total current assets	108.5	116.4
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $54.8 and $46.4 million, respectively	24.6	19.8
Intangible assets, net of accumulated amortization of $20.8 and $10.8 million, respectively	274.9	275.2
Debt issuance costs, net	12.6	7.3
Other investment	0.2	6.7
Other long-term assets	0.6	0.6

Total non-current assets	312.9	309.6

TOTAL	$421.4	$426.0

LIABILITIES AND MEMBERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	22.0	25.2
Amounts due to managing member	21.2	28.2
Accrued expenses	16.2	8.6
Current portion of long-term debt	0.0	1.2
Current portion of interest rate swap agreements	24.0	25.3
Accrued payroll and related expenses	9.0	9.3
Accounts payable	12.8	10.5
Deferred revenue	2.9	3.8

Total current liabilities	108.1	112.1
NON-CURRENT LIABILITIES:
Borrowings	794.0	775.0
Interest rate swap agreements	46.8	45.5

Total non-current liabilities	840.8	820.5

Total liabilities	948.9	932.6

COMMITMENTS AND CONTINGENCIES (NOTE 9)
MEMBERS' EQUITY/(DEFICIT) (including accumulated other comprehensive loss of $56.9 and $58.3 million, respectively)	(527.5)	(506.6)

TOTAL	$421.4	$426.0

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
REVENUE:
Advertising (including revenue from founding members of $38.2, $38.5 and $38.2 million, respectively)	$386.1	$379.4	$335.1
Fathom Events	49.2	48.0	45.5
Other	0.1	0.1	0.1

Total	435.4	427.5	380.7

OPERATING EXPENSES:
Advertising operating costs	24.6	21.7	20.0
Fathom Events operating costs (including $9.3, $8.6, and $7.7 million to founding members, respectively)	34.1	32.4	29.1
Network costs	17.7	20.0	18.6
Theatre access fees—founding members	55.4	52.6	52.7
Selling and marketing costs (including $1.1, $1.2 and $1.1 million to founding members, respectively)	59.8	57.9	50.2
Administrative costs	17.6	17.9	14.8
Administrative fee—managing member	13.7	16.6	10.8
Depreciation and amortization	18.8	17.8	15.6
Other costs	0.0	0.0	0.7

Total	241.7	236.9	212.5

OPERATING INCOME	193.7	190.6	168.2

NON-OPERATING EXPENSES:
Interest on borrowings	49.2	44.4	47.1
Interest income	0.0	0.0	(0.1)
Change in derivative fair value	1.3	5.3	(7.0)
Impairment on investment	6.7	0.0	0.0
Other non-operating	1.7	0.2	(1.9)

Total	58.9	49.9	38.1

INCOME BEFORE INCOME TAXES	134.8	140.7	130.1

Provision for income taxes	0.3	0.5	0.8
Equity loss from investment, net	0.0	0.7	0.8

NET INCOME	$134.5	$139.5	$128.5

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
NET INCOME	$134.5	$139.5	$128.5

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on cash flow hedge	1.4	(10.9)	26.1

COMPREHENSIVE INCOME	$135.9	$128.6	$154.6

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS' EQUITY/(DEFICIT)

(In millions)

	Units	Amount
Balance—January 1, 2009	99,419,620	$(685.6)
Capital contribution from founding members	11,781	0.1
Distribution to managing member	—	(57.8)
Distribution to founding members	—	(81.5)
Units issued for purchase of intangible asset	2,126,104	28.5
Comprehensive Income	—	154.6
Share-based compensation expense/capitalized	—	2.1

Balance—December 31, 2009	101,557,505	$(639.6)

Capital contribution from managing member	472,259	3.5
Distribution to managing member	—	(71.0)
Distribution to founding members	—	(85.1)
Units issued for purchase of intangible asset	8,722,428	151.3
Comprehensive Income	—	128.6
Share-based compensation issued	—	(0.1)
Share-based compensation expense/capitalized	—	5.8

Balance—December 30, 2010	110,752,192	$(506.6)

Capital contribution from managing member	385,128	5.5
Distribution to managing member	—	(78.7)
Distribution to founding members	—	(83.0)
Equity returned from purchase of intangible asset	(322,751)	(5.5)
Comprehensive Income	—	135.9
Share-based compensation issued	—	(0.1)
Share-based compensation expense/capitalized	—	5.0

Balance—December 29, 2011	110,814,569	$(527.5)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134.5	$139.5	$128.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.8	17.8	15.6
Non-cash share-based compensation	4.8	5.6	2.0
Net unrealized loss (gain) on hedging transactions	1.3	5.3	(7.0)
Impairment on investment	6.7	0.0	0.0
Equity loss from investment	0.0	0.7	0.8
Amortization of debt issuance costs	2.3	1.9	1.9
Write-off of debt issuance costs	1.5	0.0	0.0
Other non-cash operating activities	0.0	0.6	0.0
Changes in operating assets and liabilities:
Receivables—net	3.3	(11.1)	3.0
Accounts payable and accrued expenses	9.7	(1.6)	6.9
Amounts due to founding members and managing member	(4.6)	4.1	1.2
Other operating	(1.1)	0.8	(3.5)

Net cash provided by operating activities	177.2	163.6	149.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13.5)	(10.1)	(8.4)
Proceeds from sale of property and equipment to founding member	0.0	3.0	0.0
Increase in investment in affiliate	0.0	0.0	(2.0)
Purchase of intangible assets	(15.9)	0.0	0.0

Net cash used in investing activities	(29.4)	(7.1)	(10.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	335.0	124.3	0.0
Repayments of borrowings	(317.2)	(152.5)	(3.0)
Payment of debt issuance costs	(9.1)	0.0	0.0
Founding members integration payments	1.9	3.9	3.6
Distributions to founding members and managing member	(168.4)	(159.6)	(135.9)
Unit settlement for share-based compensation	5.4	3.4	0.0

Net cash used in financing activities	(152.4)	(180.5)	(135.3)

CHANGE IN CASH AND CASH EQUIVALENTS	(4.6)	(24.0)	3.7
CASH AND CASH EQUIVALENTS:
Beginning of period	13.8	37.8	34.1

End of period	$9.2	$13.8	$37.8

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with equity (equity returned)	$(5.5)	$151.3	$28.5
Settlement of put liability by issuance of debt	$0.0	$0.0	$7.0
Assets acquired in settlement of put liability	$0.0	$0.0	$2.5
Increase in cost method investment	$0.2	$0.0	$0.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$39.2	$49.8	$38.8
Cash paid for income taxes	$0.3	$0.5	$0.8

See accompanying notes to financial statements.

1. THE COMPANY

  Description of Business

        National CineMedia, LLC ("NCM LLC" or "the Company") commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America, allowing NCM LLC to distribute advertising, Fathom entertainment programming events and corporate events (the "Services") under long-term exhibitor services agreements ("ESAs") with American Multi-Cinema, Inc. ("AMC"), a wholly owned subsidiary of AMC Entertainment, Inc. ("AMCE"), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group ("Regal"), and Cinemark USA, Inc. ("Cinemark USA"), a wholly owned subsidiary of Cinemark Holdings, Inc. ("Cinemark"). AMC, Regal and Cinemark and their affiliates are referred to in this document as "founding members." NCM LLC also provides the Services to certain third-party theatre circuits under "network affiliate" agreements, which expire at various dates.

        At December 29, 2011, NCM LLC had 110,814,569 common membership units outstanding, of which 53,934,605 (48.7%) were owned by National CineMedia, Inc. ("NCM, Inc.", "manager" or "managing member"), 22,060,262 (19.9%) were owned by Regal, 17,495,920 (15.8%) were owned by Cinemark, and 17,323,782 (15.6%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

  Basis of Presentation

        The Company has prepared its financial statements and related notes of NCM LLC in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC").

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

        Reclassifications—Certain reclassifications of previously reported interest income and other within the statements of income, share based compensation within the statement of members' equity (deficit), other accrued expenses within accrued expenses and within network, administrative and unallocated costs in segment reporting have been made to conform to the current year presentation.

  Significant Accounting Policies

        Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year.

        Segment Reporting—Advertising is the principal business activity of the Company and is the Company's reportable segment under the requirements of ASC 280, Segment Reporting. Fathom Consumer Events and Fathom Business Events are operating segments under ASC 280, but do not meet the quantitative thresholds for segment reporting. The Company does not evaluate its segments

1. THE COMPANY (Continued)

on a fully allocated cost basis, nor does the Company track segment assets separately. Therefore, the measure of segment operating income net of direct expenses presented herein is not prepared on the same basis as operating income in the statements of income and the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 12.

        Revenue Recognition—Advertising revenue is recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees. Make-good provisions are made to defer contracted revenue to future periods when attendance is delivered and is included in accrued expenses. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Fathom Events revenue is recognized in the period in which the event is held.

        Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. The Company limits the use of such barter transactions to items and services for which it would otherwise have paid cash. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through deferred revenue. Revenue and expense from barter transactions for the year ended December 29, 2011 were $1.6 million and $1.1 million, respectively, were $1.5 million and $1.1 million for the year ended December 30, 2010, respectively and were not material to the Company's statements of income for the year ended December 31, 2009.

        Operating Costs—Advertising related operating costs primarily include personnel and other costs related to advertising fulfillment, payments due to unaffiliated theatre circuits under the network affiliate agreements, and to a lesser extent, production costs of non-digital advertising.

        Fathom Events operating costs include revenue share under the amended and restated ESAs to the founding members and revenue share to affiliate theatres under separate agreements, payments to event content producers and other direct costs of the meeting or event, including equipment rental, catering and movie tickets acquired primarily from the founding members.

        Payment to the founding members of a theatre access fee is comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time.

        Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs are not specifically allocated between the advertising business and the Fathom Events business.

        Leases—The Company leases various office facilities under operating leases with terms ranging from five to 16 years. The Company calculates straight-line rent expense over the initial lease term and renewals that are reasonably assured.

        Advertising Costs—Costs related to advertising and other promotional expenditures are expensed as incurred. Due to the nature of the business, the Company has an insignificant amount of advertising costs included in selling and marketing costs on the statements of income.

1. THE COMPANY (Continued)

        Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents and are considered available-for-sale securities. There are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

        Restricted Cash—At December 29, 2011 and December 30, 2010, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on NCM LLC's New York office.

        Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management's evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At December 29, 2011, there was one advertising agency group through which the Company sources national advertising revenue representing approximately 15% of the Company's outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. At December 30, 2010, there were two advertising agency groups through which the Company sources national advertising revenue representing approximately 21% and 17% of the Company's outstanding gross receivable balance; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions.

        Receivables consisted of the following, in millions:

	As of December 29, 2011	As of December 30, 2010
Trade accounts	$98.4	$100.9
Other	2.5	2.9
Less allowance for doubtful accounts	(4.3)	(3.7)

Total	$96.6	$100.1

        Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 2. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network of the founding member theatres is owned by the founding members, while the equipment associated with network affiliate theatres is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4 - 10 years
Computer hardware and software	3 - 5 years
Leasehold improvements	Lesser of lease term or asset life

        Software and web site development costs developed or obtained for internal use are accounted for in accordance with ASC Subtopic 350-40 Internal Use Software and ASC Subtopic 350-50 Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs and website development costs, which are included in equipment, are depreciated over three to five years. As of December 29, 2011 and December 30, 2010, the Company had a net book value of $9.3 million and $9.2 million,

1. THE COMPANY (Continued)

respectively, of capitalized software and website development costs. Approximately $4.8 million, $6.5 million and $6.7 million was recorded for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively, in depreciation expense. For the years ended December 29, 2011, December 30, 2010 and December 31, 2009, the Company recorded $0.9 million, $1.2 million and $1.6 million in research and development expense, respectively.

        Construction in progress includes costs relating to installations of equipment into affiliate theatres. Assets under construction are not depreciated until placed into service.

        The Company assesses impairment of long-lived assets pursuant with ASC 360 Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. Thus far, we have recorded no impairment charges related to long-lived assets.

        Intangible assets—Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. Refer to Note 3. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. During the year ended December 29, 2011, the Company recorded net intangible assets of $10.4 million, which are amortized over a weighted average amortization period of 16.1 years. As of December 29, 2011, the gross carrying amount of the intangible assets is $295.7 million, with a remaining weighted average amortization period of 24.9 years.

        Amounts Due to/from Founding Members—Amounts due to/from founding members in the 2011 and 2010 periods include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members on behalf of their beverage concessionaire, as well as revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

        Amounts Due to Managing Member—Amounts due to the managing member include amounts due under the NCM LLC operating agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made monthly.

        Income Taxes—As a limited liability company, NCM LLC's taxable income or loss is allocated to the founding members and managing member and, therefore, the only provision for income taxes included in the financial statements is for income-based state and local taxes.

        NCM LLC's calendar years 2007 and 2008 tax returns are currently under examination by the Internal Revenue Service ("IRS"). In September 2011, NCM LLC received a Notice of Proposed Adjustment ("NOPA") for the calendar year 2007 examination primarily related to characterization of the cash received by the founding members at or around the date of NCM, Inc.'s initial public offering ("IPO"). As NCM LLC is a pass-through entity for federal income tax purposes, there will be no direct impact to the financial statements of NCM LLC. NCM LLC strongly disagrees with, and will contest, the IRS' positions.

1. THE COMPANY (Continued)

        Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss is composed of the following (in millions):

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
Beginning Balance	$(58.3)	$(47.4)	$(73.5)
Change in fair value on cash flow hedge	0.1	(12.2)	24.8
Reclassifications into earnings	1.3	1.3	1.3

Ending Balance	$(56.9)	$(58.3)	$(47.4)

        Debt Issuance Costs—In relation to the issuance of long-term debt discussed in Note 6, there is a balance of $12.6 million and $7.3 million in deferred financing costs as of December 29, 2011 and December 30, 2010, respectively. These debt issuance costs are being straight-line amortized over the terms of the underlying obligation and are included in interest on borrowings, which approximates the effective interest method. In 2011, NCM LLC recorded a $1.5 million non-cash charge for deferred loan fees associated with the balance of the senior secured credit facility that was prepaid and paid $9.1 million in debt issuance costs in relation to the debt restructuring discussed in Note 6. For each of the years ended December 29, 2011, December 30, 2010, and December 31, 2009 the Company amortized $2.3 million, $1.9 million, and $1.9 million, respectively.

        Other Investment—Through March 15, 2010, the Company accounted for its investment in RMG Networks, Inc., ("RMG") under the equity method of accounting as required by ASC 323-10 Investments—Equity Method and Joint Ventures. During the first quarter of 2010, RMG sold additional common stock to other third party investors for cash, which reduced the Company's ownership in RMG resulting in cost method accounting. During the fourth quarter of 2011, the Company recorded an impairment to the value of the investment and the carrying value was adjusted to zero due to the potential of the Company being further diluted by a new round of preferred equity that was senior to the Company's investment, which occurred in early 2012. At December 29, 2011 and December 30, 2010, the Company's ownership in RMG was approximately 19%, respectively, of the issued and outstanding preferred and common stock of RMG. Refer to Note 10 for additional discussion.

        During the fourth quarter of 2011, the Company received equity securities in a privately held company as consideration for an advertising contract, which the Company accounted for as a cost method investment. Refer to Note 10 for additional discussion.

        Share-Based Compensation—NCM, Inc. issues two types of share-based compensation awards: stock options and non-vested (restricted) stock. Compensation cost of non-vested stock is valued based on the market price on the grant date, the probability of vesting and is expensed over the vesting period. Compensation cost of stock options is based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation—Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. Refer to Note 7.

        Derivative Instruments—NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on the entire $550.0 million of currently outstanding debt obligations under the senior secured credit

1. THE COMPANY (Continued)

facility. The interest rate swap agreements have the effect of converting a significant portion of the Company's variable rate debt to a fixed rate of 6.484%. All interest rate swaps were entered into for risk management purposes. The Company has no derivatives for other purposes.

        During 2008, cash flow hedge accounting was discontinued for one of the interest swap agreements. The Company did not elect cash flow hedge accounting and the interest rate swap with the new counterparty is recorded at fair value with any change in the fair value recorded in the statements of income. In accordance with ASC 815 Derivatives and Hedging, the net derivative loss related to the discontinued cash flow hedge is being amortized to interest expense over the remaining term of the interest rate swap.

        Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties on which the Company has elected and qualifies for cash flow hedge accounting (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company's balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at December 29, 2011 and December 30, 2010.

        The fair value of the Company's interest rate swaps are based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR. Refer to Note 11.

  Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which amends certain fair value measurements and disclosures. The Company adopted ASU 2011-04 effective December 15, 2011 with no impact on its financial statements.

        In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which is an amendment to ASC 220 Comprehensive Income. Under ASU 2011-05, all items that are required to be recognized under current accounting standards as components of comprehensive income shall be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted ASU 2011-05 effective December 15, 2011. Since the provisions of ASU 2011-05 are presentation related only, the adoption of ASU 2011-05 does not have a material effect on the Company's financial statements.

        In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to the Company's evaluation for the adoption of ASU 2011-05, the adoption of this guidance does not have a material effect on the Company's financial statements.

        The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

2. PROPERTY AND EQUIPMENT

	As of December 29, 2011	As of December 30, 2010
	(in millions)
Equipment, computer hardware and software	$73.7	$63.3
Leasehold Improvements	3.4	1.7
Less accumulated depreciation	(54.8)	(46.4)

Subtotal	22.3	18.6
Construction in Progress	2.3	1.2

Total property and equipment	$24.6	$19.8

        For the years ended December 29, 2011, December 30, 2010, and December 31, 2009, the Company recorded depreciation of $8.8 million, $11.4 million, and $12.5 million, respectively.

3. INTANGIBLE ASSETS

        The following is a summary of the Company's intangible assets (in millions):

	As of December 31, 2009	Additions(1)	Amortization	Other(2)	As of December 30, 2010
Gross carrying amount	$138.6	$151.3	0.0	$(3.9)	$286.0
Accumulated amortization	(4.4)	0.0	(6.4)	0.0	(10.8)

Total intangible assets, net	$134.2	$151.3	$(6.4)	$(3.9)	$275.2

	As of December 30, 2010	Additions(3)	Amortization	Other(2)	As of December 29, 2011
Gross carrying amount	$286.0	$10.4	0.0	$(0.7)	$295.7
Accumulated amortization	(10.8)	0.0	(10.0)	0.0	(20.8)

Total intangible assets, net	$275.2	$10.4	$(10.0)	$(0.7)	$274.9

(1)
During the first quarter of 2010, NCM LLC issued 2,212,219 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC's network. As a result, NCM LLC recorded an intangible asset at the fair value of $39.8 million.

During the second quarter of 2010, NCM LLC issued 6,510,209 common membership units to a subsidiary of AMCE as a result of that subsidiary's acquisition of Kerasotes Showplace Theatres, LLC (the "AMC Kerasotes Acquisition"). Such issuance provided NCM LLC with exclusive access, in accordance with the ESA, to the net new theatre screens and attendees added by AMCE to NCM LLC's network since the date of the last annual common unit adjustment through the date of the AMC Kerasotes Acquisition. As a result, NCM LLC recorded an intangible asset at the fair value of the common membership units of $111.5 million.

(2)
See Note 5 for further information on integration payments.

(3)
During the first quarter of 2011, NCM LLC's founding members returned a net 322,751 common membership units to NCM LLC, which is an adjustment to the previously issued common membership units issued in exchange for the rights to exclusive access, in accordance with the

3. INTANGIBLE ASSETS (Continued)

  ESA, to net new theatre screens and attendees added by the founding members to NCM LLC's network. As a result, NCM LLC recorded a reduction to the intangible asset at fair value of the common membership units of $5.5 million.

  During the third quarter of 2011, the Company purchased an intangible asset for $14.7 million and during the fourth quarter of 2011 purchased intangible assets for $1.2 million associated with network affiliate agreements. The assets will be amortized over the term of the respective agreements.

        The Company based the fair value of the intangible assets to its founding members on the market value of NCM, Inc.'s publicly traded stock when the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.'s common stock.

        Pursuant to ASC 350-10 Intangibles—Goodwill and Other, the intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. Amortization of the asset related to Regal Consolidated Theatres began in the third quarter of 2011 when the Company began to access on-screen advertising in the Regal Consolidated Theatres due to the expiration of their prior on-screen advertising agreement.

        For the years ended December 29, 2011, December 30, 2010 and December 31, 2009 the Company recorded amortization of $10.0 million, $6.4 million and $2.9 million, respectively.

        The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

2012	$11.1
2013	11.1
2014	11.1
2015	11.1
2016	11.1

4. ACCRUED EXPENSES

	As of December 29, 2011	As of December 30, 2010
	(in millions)
Make-good reserve	$2.7	$2.8
Accrued interest	9.5	2.1
Deferred rent	2.9	2.2
Other accrued expenses	1.1	1.5

Total accrued expenses	$16.2	$8.6

5. RELATED-PARTY TRANSACTIONS

        Founding Member and Managing Member Transactions—Following is a summary of the transactions between the Company and the founding members and its managing member (in millions):

	Years ended
	December 29, 2011	December 30, 2010	December 31, 2009
Included in the Statements of Income:
Revenues:
Beverage concessionaire revenue (in Advertising revenue)(1)	$38.0	$37.2	$36.3
Advertising inventory revenue (in Advertising revenue)(2)	0.2	1.3	1.9
Operating Expenses:
Use of screens/theatres for Fathom Events (in Fathom Events operating costs)(3)	8.3	7.3	6.7
Purchase of movie tickets and concession products (in Fathom Events operating costs)(5)	1.0	1.3	1.0
Theatre access fee(4)	55.4	52.6	52.7
Purchase of movie tickets and concession products (in Selling and marketing costs)(5)	1.1	1.2	1.1
Administrative fee—managing member(6)	13.7	16.6	10.8
Included in the Balance Sheets:
Prepaid management fees to managing member(7)	$1.0	$0.8	$0.6
Integration payments (in Intangible assets)(8)	0.7	3.9	3.2
Integration payments (in Additional paid in capital (deficit))(9)	0.0	0.0	0.1

(1)
For the years ended December 29, 2011, December 30, 2010 and December 31, 2009, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand ("CPM").

(2)
The value of such purchases are calculated by reference to NCM LLC's advertising rate card.

(3)
These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.

(4)
Comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in the Company's network.

(5)
Used primarily for marketing to NCM LLC's advertising clients and marketing resale to Fathom Business customers.

(6)
Pursuant to the NCM LLC operating agreement, as the sole manager of NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the president and chief executive officer, president of sales and marketing, executive vice president and chief financial officer, executive vice president and chief operations officer and executive vice president and general counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.

(7)
The payments for estimated management services related to employment are made one month in advance. NCM LLC also provides administrative and support services to NCM, Inc. such as office

5. RELATED-PARTY TRANSACTIONS (Continued)

  facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant.

(8)
On April 30, 2008, Regal acquired Consolidated Theatres and NCM LLC issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres. The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal made integration payments pursuant to the ESAs on a quarterly basis in arrears through the second quarter of 2011 in accordance with certain run-out provisions.

(9)
On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. ("AMC Loews") theatre circuit and NCM LLC issued common membership units to AMC in exchange for the exclusive access to the theatres. AMC Loews had a pre-existing advertising agreement and, as a result, AMC made integration payments pursuant to the Loews screen integration agreement. These AMC Loews payments were made on a quarterly basis in arrears through February 2009 for Star Theatres in accordance with certain run-out provisions.

        Also, pursuant to the terms of the NCM LLC operating agreement in place since the completion of NCM, Inc.'s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC operating agreement, on a quarterly basis in arrears. Distributions for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 are as follows (in millions):

	2011	2010	2009
AMC	$25.3	$28.8	$25.8
Cinemark	25.5	24.0	20.8
Regal	32.2	32.3	34.9
NCM, Inc.	78.7	71.0	57.8

Total	$161.7	$156.1	$139.3

        The available cash payment by NCM LLC to its founding members for the quarter ended December 29, 2011 of $22.1 million, which is included in amounts due to founding members at December 29, 2011, will be made in the first quarter of 2012. The available cash payment by NCM LLC to its managing member for the quarter ended December 29, 2011 of $21.0 million was included in amounts due to managing member as of December 29, 2011 and will be made in the first quarter of 2012. The available cash payment by NCM LLC to its founding members for the quarter ended December 30, 2010 of $25.7 million was made in the first quarter of 2011. The available cash payment by NCM LLC to its managing member for the quarter ended December 30, 2010 of $24.1 million was made in the first quarter of 2011.

        During 2010, in connection with AMC's acquisition of Kerasotes, AMC reimbursed NCM LLC approximately $3.0 million for the net book value of NCM LLC capital expenditures invested in digital network technology within the acquired Kerasotes theatres prior to the acquisition date.

5. RELATED-PARTY TRANSACTIONS (Continued)

        Amounts due to founding members at December 29, 2011 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.5	$0.6	$1.6
Cost and other reimbursement	(0.5)	(0.5)	(0.7)	(1.7)
Distributions payable, net	6.7	6.8	8.6	22.1

Total	$6.7	$6.8	$8.5	$22.0

        Amounts due to founding members at December 30, 2010 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4
Cost and other reimbursement	(0.2)	(0.5)	(0.0)	(0.7)
Distributions payable, net	8.5	7.6	8.4	24.5

Total	$8.8	$7.5	$8.9	$25.2

        Related Party Affiliates—During 2011, NCM LLC entered into a digital content agreement and a Fathom agreement with Showplex Cinemas, Inc. ("Showplex"), an affiliate of one of NCM, Inc.'s directors, for NCM LLC to provide in-theatre advertising and Fathom Events to Showplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of the Company's other network affiliates. Included in advertising operating costs is approximately $0.2 million for the year ended December 29, 2011. As of December 29, 2011, approximately $0.1 million is included in accounts payable for amounts due to Showplex under the agreement.

        During 2009, NCM LLC entered into a digital content agreement and a Fathom agreement with LA Live Cinemas LLC ("LA Live"), an affiliate of Regal, for NCM LLC to provide in-theatre advertising and Fathom Events to LA Live in its theatre complex. The affiliate agreement was entered into at terms that are similar to those of the Company's other network affiliates. Included in advertising operating costs are approximately $0.3 million and $0.1 million for the years ended December 29, 2011 and December 30, 2010, respectively, for payments to the affiliate under the agreement. As of December 29, 2011 and December 30, 2010 approximately $0.1 million and $0.1 million, respectively, is included in accounts payable for amounts due to LA Live under the agreement. The amounts as of and for the year ended December 31, 2009 were inconsequential.

        During 2009, NCM LLC entered into a network affiliate agreement with Starplex Operating L.P. ("Starplex"), an affiliate of Cinemark, for NCM LLC to provide in-theatre advertising services and Fathom Events to Starplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of the Company's other network affiliates. Included in advertising operating costs are $2.9 million and $1.3 million, respectively, for the years ended December 29, 2011 and December 30, 2010, for its shares of advertising sold in its theatres under the affiliate agreement. As of December 29, 2011 and December 30, 2010, approximately $0.7 million and $0.5 million, respectively, is included in accounts payable for amounts due to Starplex under the agreement.

        National CineMedia, Inc.—The management services agreement provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 7).

5. RELATED-PARTY TRANSACTIONS (Continued)

        Amounts due to/from managing member were comprised of the following (in millions):

	As of December 29, 2011	As of December 30, 2010
Distributions payable	$21.0	$24.1
Cost and other reimbursement	0.2	4.1

Total	$21.2	$28.2

6. BORROWINGS

        Senior Secured Credit Facility—On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consisted of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The revolving credit facility portion was available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit. The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM LLC.

        On July 5, 2011, NCM LLC completed an amendment to NCM LLC's senior secured credit facility primarily to replace $66.0 million of the $80.0 million revolving credit facility that would have terminated on February 13, 2013, with a new $105.0 million revolving credit facility that will terminate on December 31, 2014, and to amend certain covenants and administrative items. The unused line fee increased from 0.375% per annum to 0.50% per annum. The $14.0 million portion of the $80.0 million revolving credit facility that was outstanding from Lehman Brothers Holdings, Inc. ("Lehman") (not subject to pro rata prepayment or re-borrowing) remains in place but will also mature on December 31, 2014, for a total revolving credit facility of $119.0 million. As discussed in further detail below, on July 5, 2011, NCM LLC prepaid $175.0 million of the term loan facility. There were no breakage costs associated with the $175.0 million prepayment or the replacement of the revolving credit facility. NCM LLC recorded a $1.5 million non-cash charge for deferred loan fees associated with the balance of the term loan facility that was prepaid. In addition, the applicable margin, currently at 150 basis points over LIBOR, was not changed.

        The outstanding balance of the term loan facility at December 29, 2011 and December 30, 2010 was $550.0 million and $725.0 million, respectively. The outstanding balance under the revolving credit facility at December 29, 2011 and December 30, 2010 was $44.0 million and $50.0 million, respectively. As of December 29, 2011, the interest rate swaps hedged the entire $550.0 million term loan at a fixed interest rate of 6.484% (both those accounted for as hedges and those that are not). The applicable margin on the term loan was lowered to 1.5% from 1.75% as a result of an upgrade of the corporate credit rating by the credit rating agencies specified in the credit agreement, in the first quarter of 2011. The weighted-average interest rate on the unhedged revolver was 2.01%. Commencing with the fourth fiscal quarter in fiscal year 2009, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 29, 2011, including the consolidated net senior secured leverage ratio. There are no borrower distribution restrictions as long as the Company's consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of December 29,

6. BORROWINGS (Continued)

2011, the Company's consolidated net senior secured leverage ratio was 2.7 times (versus a covenant of 6.5 times). See Note 11 for an additional discussion of the interest rate swaps.

        NCM LLC, Lehman and Barclays Bank PLC ("Barclays") entered into an agreement in March 2010 whereby Lehman resigned its agency function and restructured its outstanding $14.0 million revolving credit loan. NCM LLC and the remaining revolving credit lenders consented to the appointment of Barclays as successor administrative agent and swing line lender under the credit agreement. Additionally, the revolving credit commitments of Lehman were reduced to zero and the aggregate revolving credit commitments were reduced to $66.0 million. The $14.0 million outstanding principal of the revolving credit loans held by Lehman will not be repaid in connection with any future prepayments of revolving credit loans, but rather Lehman's share of the revolving credit facility will be paid in full by NCM LLC, along with any accrued and unpaid fees and interest, on the revolving credit termination date, December 31, 2014.

        Senior Notes due 2021—On July 5, 2011 NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes due in 2021 ("Senior Notes"). The Senior Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2012. The proceeds were used to prepay $175.0 million of NCM LLC's outstanding indebtedness under its existing senior secured credit facility discussed above, as well as pay $21.0 million on the existing revolving line of credit and pay offering costs. The outstanding balance of the Senior Notes at December 29, 2011 was $200.0 million. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company's existing senior secured credit facility.

        Other—On March 19, 2009, the Company gave an $8.5 million note payable to Credit Suisse, Cayman Islands Branch ("Credit Suisse") with no stated interest to settle the $10.0 million contingent put obligation and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast, Inc. ("IdeaCast") (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). At issuance the Company recorded the note at a present value of $7.0 million. At December 30, 2010, $1.2 million of the balance was recorded in current liabilities. The note was paid in full on January 15, 2011. Interest on the note was accreted at the Company's estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense. The amount of interest expense recognized on the note for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 was an inconsequential amount, $0.5 million and $0.7 million, respectively.

  Future Maturities of Borrowings—

        The scheduled annual maturities on the credit facility and Senior Notes as of December 29, 2011 are as follows (in millions):

2012	$0.0
2013	0.0
2014	44.0
2015	550.0
2016	0.0
Thereafter	200.0

Total	$794.0

7. SHARE-BASED COMPENSATION

        At the date of the IPO, the Company adopted the NCM, Inc. 2007 Equity Incentive Plan. As of December 29, 2011, there were 10,076,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 2,973,786 remain available for grants as of December 29, 2011. Options awarded under the Equity Incentive Plan are granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date the Company's board of directors approves the grant. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to the Company equal to the number of shares of the Company's common stock represented by such awards. Options and non-vested restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees.

        The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company recognized $7.5 million, $7.0 million and $3.1 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively, of share-based compensation expense for these options and $0.1 million were capitalized during each of the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. As of December 29, 2011, unrecognized compensation cost related to nonvested options was approximately $6.4 million, which will be recognized over a weighted average remaining period of 1.7 years.

        The weighted average grant date fair value of granted options was $3.81, $4.84 and $2.17 for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. The intrinsic value of options exercised during the year was $1.5 million, $2.2 million and $0.2 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. The total fair value of awards vested during the years ended December 29, 2011, December 30, 2010 and December 31, 2009 was $6.2 million, $3.2 million and $0.3 million, respectively.

        The following assumptions were used in the valuation of the options:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Expected life of options	6.0 years	6.0 years	6.5 years
Risk free interest rate	1.16% to 2.39%	1.38% to 3.76%	2.23% to 3.70%
Expected volatility	30% - 53.6%	39%	30%
Dividend yield	3.8% to 4.0%	3.8% to 4.0%	3%

        Activity in the Equity Incentive Plan is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2010	3,876,224	$15.55
Granted	1,314,568	17.61
Exercised	(312,720)	13.55
Forfeited	(40,500)	14.66

Outstanding at December 29, 2011	4,837,572	$16.25	8.3	$2.3
Exercisable at December 29, 2011	1,863,256	15.95	8.0	$1.2
Vested and Expected to Vest at December 29, 2011	4,802,536	16.24	8.3	$2.3

7. SHARE-BASED COMPENSATION (Continued)

        The following table summarizes information about the stock options at December 29, 2011, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 29, 2011	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable as of December 29, 2011	Weighted Average Exercise Price
$5.35 - $14.58	990,962	7.5	$9.84	432,676	$9.26
$14.59 - $16.66	1,019,569	9.2	16.25	664,252	16.27
$16.67 - $16.97	948,206	8.0	16.97	308,994	16.97
$16.98 - $18.38	1,265,569	9.1	18.28	75,214	17.92
$18.39 - $29.05	613,266	7.1	21.27	382,120	21.77

	4,837,572	8.3	$16.25	1,863,256	$15.95

        Non-vested (Restricted) Stock—NCM, Inc. has a non-vested stock program as part of the Equity Incentive Plan. The plan provides for non-vested stock awards to officers, board members and other key employees, including employees of NCM LLC. Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, board members and key employees, subject to requisite service and meeting financial performance targets (for certain grants beginning in 2009), and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends from NCM, Inc. and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally, the accrued cash dividends for 2009, 2010 and 2011 grants are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. Non-vested stock awards granted in 2009 through 2011 (except grants to board members) include performance vesting conditions, which permit vesting to the extent that NCM, Inc. achieves specified non-GAAP targets at the end of the measurement period. Non-vested stock granted to non-employee directors vest after one year.

        The following table represents the shares of non-vested stock:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested as of December 30, 2010	915,584	$16.77
Granted	470,865	17.66
Forfeited	(10,207)	16.28
Vested	(90,734)	19.43

Non-vested as of December 29, 2011	1,285,508	$16.92

        The recognized expense, including the equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company recorded $4.3 million, $7.0 million and $2.4 million in compensation expense related to such outstanding non-vested shares during the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. Of the $4.3 million in compensation expense for the year ended December 29, 2011, a credit of $2.9 million was related to a true-up to NCM, Inc.'s expected performance against the specified non-GAAP targets for the 2009 and 2010 grants as of December 29, 2011. In addition, no compensation expense was recorded for the 2011 non-vested restricted stock grants subject to performance conditions as the grants are not expected to vest due to the projected underperformance against the specified non-GAAP targets as of

7. SHARE-BASED COMPENSATION (Continued)

December 29, 2011. Of the $7.0 million in compensation expense for the year ended December 30, 2010, $1.6 million was related to NCM, Inc.'s expected performance against the specified non-GAAP targets for the 2009 and 2010 grants as of December 30, 2010. During the years ended December 29, 2011, December 30, 2010 and December 31, 2009 there was $0.1 million, $0.1 million and an inconsequential amount capitalized, respectively. As of December 29, 2011, unrecognized compensation cost related to non-vested stock was approximately $3.8 million, which will be recognized over a weighted average remaining period of 1.2 years. The weighted average grant date fair value of non-vested stock was $17.66, $17.24 and $9.50 for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. The total fair value of awards vested was $1.8 million, $1.6 million and $0.3 million during the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively.

8. EMPLOYEE BENEFIT PLANS

        NCM LLC sponsors the NCM 401(k) Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The recognized expense, including the discretionary contributions of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company made discretionary contributions of $0.9 million, $0.9 million and $0.8 million during the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively.

9. COMMITMENTS AND CONTINGENCIES

        Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position or results of operations.

        Operating Commitments—The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, was $2.3 million, $2.2 million and $2.3 million, respectively.

        Future minimum lease payments under noncancelable operating leases as of December 29, 2011 are as follows (in millions):

2012	$2.3
2013	2.3
2014	2.4
2015	2.3
2016	2.3
Thereafter	7.2

Total	$18.8

        Minimum Revenue Guarantees—As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the

9. COMMITMENTS AND CONTINGENCIES (Continued)

Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $17.3 million over the remaining terms of the network affiliate agreements. As of December 29, 2011 and December 30, 2010, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

10. FAIR VALUE MEASUREMENTS

        Fair Value of Financial Instruments—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms and the fact that it was recently amended during 2011. The carrying amounts and fair values of interest rate swap agreements are the same since the Company accounts for these instruments at fair value.

        The Company has estimated the fair value of its term loan based on an average of at least two non-binding broker quotes and the Company's analysis to be $530.6 million and $713.3 million at December 29, 2011 and December 30, 2010, respectively (Level 2). The carrying value of the term loan was $550.0 and $725.0 million as of December 29, 2011 and December 30, 2010, respectively.

        The carrying value of the Company's Senior Notes as of December 29, 2011 was $200.0 million and the estimated fair value was $198.4 million based on an average of at least two non-binding broker quotes and the Company's analysis (Level 2).

        During the fourth quarter of 2011, the Company received equity securities in a privately held company as consideration for an advertising contract. The fair value of the investment has not been estimated at December 29, 2011 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment and it is not practicable to do so because the equity securities are not in a publicly traded company. The carrying amount of the Company's investment was $0.2 million as of December 29, 2011. Refer to Note 1—Other Investment.

        During the fourth quarter of 2011, the Company recorded an impairment to the value of its investment in RMG due to the Company being further diluted by a new round of preferred equity financing that was senior to the Company's investment. The Company determined the impairment was other-than-temporary and the unrealized loss was reported as an impairment loss in the statements of income since the fair value was determined to be significantly below cost and recoverability was deemed unlikely. The key factor identified by management in making these assessments and determining the amount was due to a recapitalization of RMG that was completed in early 2012. The carrying amount of the Company's investment was $0.0 million and $6.7 million as of December 29, 2011 and December 30, 2010, respectively. Refer to Note 1—Other Investment.

10. FAIR VALUE MEASUREMENTS (Continued)

        Recurring Measurements—The fair values of the Company's assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of December 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES:
Current Portion of Interest Rate Swap Agreements(1)	$24.0	$0.0	$24.0	$0.0
Interest Rate Swap Agreements(1)	46.8	0.0	46.8	0.0

Total Liabilities	$70.8	$0.0	$70.8	$0.0

		Fair Value Measurements at Reporting Date Using
	As of December 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES:
Current Portion of Interest Rate Swap Agreements(1)	$25.3	$0.0	$25.3	$0.0
Interest Rate Swap Agreements(1)	45.5	0.0	45.5	0.0

Total Liabilities	$70.8	$0.0	$70.8	$0.0

(1)
Interest Rate Swap Agreements—Refer to Note 11.

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on the entire $550.0 million of currently outstanding debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting all of the Company's variable rate debt to a fixed rate of 6.484%.

        Cash flow hedge accounting was discontinued on September 15, 2008 for one of the interest rate swap agreements due to the event of default created by the bankruptcy of Lehman and the inability of the Company to continue to demonstrate the swap would be effective. The Company did not elect cash flow hedge accounting and the interest rate swap with Barclays is recorded at fair value with any change in the fair value recorded in the statements of income. There was no change, $4.0 million increase and $8.3 million decrease in the fair value of the liability for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively, which the Company recorded as a change in derivative fair value.

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        In accordance with ASC 815 Derivatives and Hedging, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the years ended December 29, 2011, December 30, 2010 and December 31, 2009 was $1.3 million per year. The Company estimates approximately $1.3 million will be amortized to interest on borrowings in the next 12 months.

        The fair values of the interest rate swaps with the counterparties on which we have elected and qualify for cash flow hedge accounting (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company's balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at December 29, 2011 and December 30, 2010. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described herein.

        As of December 29, 2011 and December 30, 2010, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of December 29, 2011		As of December 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments in cash flow hedges:
Current portion of interest rate swap agreements	Current Liabilities	$18.0	Current Liabilities	$19.0
Interest rate swap agreements	Other Liabilities	$35.1	Other Liabilities	$34.1
Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	$6.0	Current Liabilities	$6.3
Interest rate swap agreements	Other Liabilities	$11.7	Other Liabilities	$11.4

Total derivatives		$70.8		$70.8

        The effect of derivative instruments in cash flow hedge relationships on the financial statements for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM LLC's Other Comprehensive Income (Pre-tax) for the Years Ended			Realized (Loss) Recognized in Interest on Borrowings (Pre-tax) for the Years Ended
	Dec. 29, 2011	Dec. 30, 2010	Dec. 31, 2009	Dec. 29, 2011	Dec. 30, 2010	Dec. 31, 2009
Interest Rate Swaps	$(18.1)	$(30.3)	$9.3	$(19.5)	$(19.4)	$(16.7)

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        The effect of derivatives not designated as hedging instruments under ASC 815 on the financial statements for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 were as follows (in millions):

	Gain or (Loss) Recognized in Non-Operating Expenses (Pre-tax) for the Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
Interest on borrowings	$(6.5)	$(6.2)	$(6.2)
Change in derivative fair value	(1.3)	(5.3)	7.0

Total	$(7.8)	$(11.5)	$0.8

12. SEGMENT REPORTING

        Advertising revenue accounts for 88.7%, 88.7% and 88.0%, of revenue for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. The following table presents revenues less directly identifiable expenses to arrive at operating income net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs. Refer to Note 1-Segment Reporting.

	Year Ended December 29, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$386.1	$49.2	$0.1	$435.4
Operating costs	80.0	34.1	17.7	131.8
Selling and marketing costs	49.2	7.9	2.7	59.8
Administrative and other costs	2.6	0.8	27.9	31.3
Depreciation and amortization	0.0	0.0	18.8	18.8

Operating income	$254.3	$6.4	$(67.0)	$193.7

	Year Ended December 30, 2010 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$379.4	$48.0	$0.1	$427.5
Operating costs	74.3	32.4	20.0	126.7
Selling and marketing costs	46.5	8.1	3.3	57.9
Administrative and other costs	3.2	0.8	30.5	34.5
Depreciation and amortization	0.0	0.0	17.8	17.8

Operating income	$255.4	$6.7	$(71.5)	$190.6

12. SEGMENT REPORTING (Continued)

	Year Ended December 31, 2009 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$335.1	$45.5	$0.1	$380.7
Operating costs	72.7	29.1	18.6	120.4
Selling and marketing costs	40.6	8.6	1.0	50.2
Administrative and other costs	2.8	0.9	22.6	26.3
Depreciation and amortization	0.0	0.0	15.6	15.6

Operating income	$219.0	$6.9	$(57.7)	$168.2

        The following is a summary of revenues by category (in millions):

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
National Advertising Revenue	$267.5	$271.9	$236.8
Founding Member Advertising Revenue from Beverage Concessionaire Agreements	38.0	37.2	36.3
Local Advertising Revenue	80.6	70.3	62.0
Fathom Consumer Revenue	35.0	31.5	28.6
Fathom Business Revenue	14.2	16.5	16.9
Other Revenue	0.1	0.1	0.1

Total Revenues	$435.4	$427.5	$380.7

13. VALUATION AND QUALIFYING ACCOUNTS (in millions)

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$3.7	$3.6	$2.6
Provision for bad debt	2.1	2.3	2.4
Write-offs, net	(1.5)	(2.2)	(1.4)

Balance at end of period	$4.3	$3.7	$3.6

14. QUARTERLY FINANCIAL DATA (UNAUDITED) (in millions)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operations:
Revenues	$70.8	$114.0	$136.0	$114.6
Operating Expenses	55.8	63.8	62.0	60.1

Operating Income	15.0	50.2	74.0	54.5
Net Income	5.1	37.6	56.6	35.2

14. QUARTERLY FINANCIAL DATA (UNAUDITED) (in millions) (Continued)

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operations:
Revenues	$84.6	$99.1	$125.7	$118.1
Operating Expenses	58.2	55.8	58.6	64.3

Operating Income	26.4	43.3	67.1	53.8
Net Income	12.8	27.2	52.7	46.8

15. SUBSEQUENT EVENTS

        During early 2012, the Company restructured Fathom Events to place more focus on the Fathom Consumer division. Based on historical and expected future trends the Company believes the Fathom Consumer division has greater future growth prospects and is more in aligned with the movie exhibition business and the Company's strategy of becoming a more powerful digital media platform. The Company will continue to operate the Fathom Business division for a portion of the first quarter of 2012 to satisfy contractual obligations for events. Despite the revenue loss ($14.2 million in 2011), due to the reduction in direct expenses as well as indirect expenses such as operating, selling and marketing and administrative costs, the impact on the Company's future operating income is not expected to be material.

        During the first quarter of 2012, NCM LLC issued 651,612 common membership units to its founding members, which is an adjustment to the previously issued common membership units issued in exchange for the rights to exclusive access, in accordance with the ESAs, to net new theatre screens and attendees added by the founding members to NCM LLC's network. A cash payment of approximately $0.2 million will be received from AMC in lieu of surrendering 16,727 whole units and one partial unit. As a result, NCM LLC recorded an intangible asset at fair value of the common membership units of $9.9 million. The Company based the fair value of the intangible asset on the market value of the common membership units when issued, which are freely convertible into the Company's common stock. Pursuant to ASC 350-10 Intangibles—Goodwill and Other, the intangible asset has a finite useful life and the Company will amortize the asset over the remaining useful life corresponding with the ESAs.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMC ENTERTAINMENT INC.
By:	/s/ CHRIS A. COX Chris A. Cox Senior Vice President and Chief Accounting Officer
Date: May 25, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ AARON J. STONE Aaron J. Stone	Chairman of the Board	May 25, 2012
/s/ GERARDO I. LOPEZ Gerardo I. Lopez	Chief Executive Officer, Director and President	May 25, 2012
/s/ DR. DANA B. ARDI Dr. Dana B. Ardi	Director	May 25, 2012
/s/ STEPHEN P. MURRAY Stephen P. Murray	Director	May 25, 2012
/s/ LEE SOLOMON Lee Solomon	Director	May 25, 2012
/s/ PHILIP H. LOUGHLIN Philip H. Loughlin	Director	May 25, 2012
/s/ ELIOT P. S. MERRILL Eliot P. S. Merrill	Director	May 25, 2012

/s/ BRION B. APPLEGATE Brion B. Applegate	Director	May 25, 2012
/s/ CRAIG R. RAMSEY Craig R. Ramsey	Executive Vice President and Chief Financial Officer	May 25, 2012
/s/ KEVIN M. CONNOR Kevin M. Connor	Senior Vice President, General Counsel and Secretary	May 25, 2012
/s/ CHRIS A. COX Chris A. Cox	Senior Vice President and Chief Accounting Officer	May 25, 2012

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated June 20, 2005, by and among Marquee Holdings Inc. and LCE Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 24, 2005).

2.2	Purchase and Sale Agreement, dated as of March 9, 2002, by and among G.S. Theaters, L.L.C., a Louisiana limited liability Company, Westbank Theatres, L.L.C., a Louisiana limited liability company, Clearview Theatres, L.L.C., a Louisiana limited liability company, Houma Theater, L.L.C., a Louisiana limited liability company, Hammond Theatres, L.L.C., a Louisiana limited liability company, and American Multi-Cinema, Inc. together with Form of Indemnification Agreement (Appendix J) (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed March 13, 2002).

2.3	Agreement and Plan of Merger, dated as of July 22, 2004 by and among Marquee Holdings Inc., Marquee Inc. and AMC Entertainment Inc. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed July 23, 2004).

2.4	Unit Purchase Agreement among Kerasotes ShowPlace Theatres Holdings, LLC, Kerasotes ShowPlace Theatres, LLC, ShowPlace Theatres Holding Company, LLC, AMC Showplace Theatres, Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010)

3.1	Restated and Amended Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997 and September 18, 2001 and December 23, 2004) (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed December 27, 2004).

3.2	Amended and Restated Bylaws of AMC Entertainment Inc. (incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed December 27, 2004).

Certificates of Incorporation or corresponding instrument, with amendments, of the following additional registrants:

3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.2	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.5	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.6	AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.3.94 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

Exhibit Number		Description
3.3.7		American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.10 to the Company's Form 10-Q (File No. 1-8747) filed February 8, 2008).

3.3.8		Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.9		AMC ShowPlace Theatres, Inc. (incorporated by reference from Exhibit 3.3.8 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2010).

3.3.10		AMC ITD, Inc. (incorporated by reference from Exhibit 3.3.10 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).

3.4		By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006):

Loews Citywalk Theatre Corporation

3.5		By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.6		By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.7		By-laws of AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.21 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.8		By-laws of American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.9 to the Company's Form 10-Q (File No. 1-8747) filed February 8, 2008).

3.9		By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.10		By-laws of AMC ShowPlace Theatres, Inc. (incorporated by reference from Exhibit 3.10 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2010).

3.11		By-laws of AMC ITD, Inc. (incorporated by reference from Exhibit 3.11 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).

4.1(a	)	Credit Agreement, dated January 26, 2006 among AMC Entertainment Inc., Grupo Cinemex, S.A. de C.V., Cadena Mexicana de Exhibicion, S.A. de C.V., the Lenders and the Issuers named therein, Citicorp U.S. and Canada, Inc. and Banco Nacional de Mexico, S.A., Integrante del Groupo Financiero Banamex. (incorporated by reference from Exhibit 10.7 to the Company's Form 8-K (File No. 1-8747) filed January 31, 2006).

4.1(b	)	Guaranty, dated January 26, 2006 by AMC Entertainment Inc. and each of the other Guarantors party thereto, in favor of the Guaranteed Parties named therein (incorporated by reference from Exhibit 10.5 to the Company's Form 8-K (File No. 1-8747) filed January 31, 2006).

Exhibit Number		Description
4.1(c	)	Pledge and Security Agreement, dated January 26, 2006, by AMC Entertainment Inc. and each of the other Grantors party thereto in favor of Citicorp U.S. and Canada, Inc., as agent for the Secured Parties (incorporated by reference from Exhibit 10.9 to the Company's Current Report on Form 8-K (File No. 1-8747) filed January 31, 2006).

4.1(d	)	Consent and Release, dated as of April 17, 2006, by and between AMC Entertainment Inc. and Citicorp U.S. and Canada, Inc. (incorporated by reference from Exhibit 4.1(d) to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

4.1(e	)	Amendment No. 1 to Credit Agreement, dated as of February 14, 2007, between AMC Entertainment Inc., and Citicorp North America, as Administrative Agent (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-8747) filed February 20, 2007).

4.1(f	)	Amendment No. 2 to Credit Agreement, dated as of March 13, 2007, between AMC Entertainment Inc., and Citicorp North America, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed March 15, 2007).

4.1(g	)	Amendment No. 3 to Credit Agreement, dated December 15, 2010 among AMC Entertainment Inc., Citibank, N.A. as issuer and Citicorp North America, Inc., as swing lender and as administrative agent (incorporated by reference from Exhibit 10.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).

4.2(a	)	Indenture, dated February 24, 2004, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014. (incorporated by reference from Exhibit 4.7 to the Company's Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004).

4.2(b	)	First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.5(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

4.2(c	)	Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.6(c) to the Company's Form 10-Q (File No. 1-8747) filed on February 13, 2006).

4.2(d	)	Third Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.6(d) to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).

4.2(e	)	Fourth Supplemental Indenture, dated June 24, 2010, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.1 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2010).

4.2(f	)	Fifth Supplemental Indenture, dated November 30, 2010, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014, pursuant to which AMC ITD, Inc. guaranteed the 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.3 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).

Exhibit Number		Description
4.3		Registration Rights Agreement, dated February 24, 2004, respecting AMC Entertainment Inc.'s 8% senior subordinated notes due 2014. (incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004).

4.4(a	)	Indenture, dated as of June 9, 2009, respecting AMCE's 8.75% Senior Notes due 2019, by and among AMCE, a Delaware corporation, the Guarantors party thereto from time to time and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 9, 2009).

4.4(b	)	First Supplemental Indenture, dated June 24, 2010, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019 (incorporated by reference from Exhibit 4.3 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2010).

4.4(c	)	Second Supplemental Indenture, dated November 30, 2010, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019, pursuant to which AMC ITD, Inc. guaranteed the 8.75% Senior Notes due 2019 (incorporated by reference from Exhibit 4.4 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).

4.5		Registration Rights Agreement, dated as of June 9, 2009, respecting AMCE's 8.75% Senior Notes due 2019, by and among AMCE, the Guarantors party thereto from time to time, Credit Suisse Securities (USA) LLC, for itself and on behalf of the other Initial Purchasers, and J.P. Morgan Securities Inc., as Market Maker (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 9, 2009).

4.6		Indenture, dated as of December 15, 2010, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, among AMC Entertainment Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).

4.7		Registration Rights Agreement, dated December 15, 2010, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, among Goldman, Sachs & Co., J.P. Morgan Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Foros Securities LLC, as representatives of the initial purchasers of the 2020 Senior Subordinated Notes and J.P. Morgan Securities LLC, as market maker (incorporated by reference from Exhibit 4.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).

*4.8		Incremental Amendment, dated as of February 22, 2012, by and among AMC Entertainment Inc., a Delaware corporation as Borrower, Citicorp North America, Inc. as Administrative Agent under the Credit Agreement and Citicorp North America, Inc., as the Initial Term Loan due 2018 Lender and the other Loan Parties thereto.

10.1		Consent Decree, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of Washington (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

Exhibit Number	Description
10.2	Hold Separate Stipulation and Order, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of Washington (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.3	Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the Antitrust Division of the United States Department of Justice (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.4	Hold Separate Stipulation and Order, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings and the Antitrust Division of the United States Department of Justice (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.5	District of Columbia Final Judgment, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the District of Columbia (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.6	Stipulation for Entry into Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of California (incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.7	Stipulated Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of California (incorporated by reference from Exhibit 10.7 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.8	Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007)

10.9	Stockholders Agreement of AMC Entertainment Holdings, Inc., dated June 11, 2007, among AMC Entertainment Holdings, Inc. and the stockholders of AMC Entertainment Holdings, Inc. party thereto. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007)

10.10	Management Stockholders Agreement of AMC Entertainment Holdings, Inc., dated June 11, 2007, among AMC Entertainment Holdings, Inc. and the stockholders of AMC Entertainment Holdings, Inc. party thereto. (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007)

10.11	Continuing Service Agreement, dated January 26, 2006, among AMC Entertainment Inc. (as successor to Loews Cineplex Entertainment Corporation) and Travis Reid, and, solely for the purposes of its repurchase obligations under Section 7 thereto, Marquee Holding Inc. (incorporated by reference from Exhibit 10.4 to the Company's Form 8-K (File No. 1-8747) filed on January 31, 2006).

10.12	Non-Qualified Stock Option Agreement, dated January 26, 2006, between Marquee Holdings Inc. and Travis Reid (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on January 31, 2006).

Exhibit Number		Description
10.13		Fee Agreement, dated June 11, 2007, by and among AMC Entertainment Holdings, Inc., Marquee Holdings Inc., AMC Entertainment Inc., J.P. Morgan Partners (BHCA), L.P., Apollo Management V, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Netherlands Partners V(A), L.P., Apollo Netherlands partners V(B), L.P., Apollo German Partners V GmbH & Co KG, Bain Capital Partners, LLC, TC Group, L.L.C., a Delaware limited liability company and Applegate and Collatos, Inc. (incorporated by reference from Exhibit 10.7 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007).

10.14		American Multi-Cinema, Inc. Savings Plan, a defined contribution 401(k) plan, restated January 1, 1989, as amended (incorporated by reference from Exhibit 10.6 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

10.15(a	)	Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc., as Amended and Restated, effective December 31, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(a) to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 18, 2007).

10.15(b	)	AMC Supplemental Executive Retirement Plan, as Amended and Restated, generally effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(b) to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 18, 2007).

10.16		Division Operations Incentive Program (incorporated by reference from Exhibit 10.15 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

10.17		Summary of American Multi-Cinema, Inc. Executive Incentive Program (Incorporated by reference from Exhibit 10.36 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed December 23, 1993).

10.18		American Multi-Cinema, Inc. Retirement Enhancement Plan, as Amended and Restated, effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.20 to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 18, 2007).

10.19		AMC Non-Qualified Deferred Compensation Plan, as Amended and Restated, effective January 1, 2005 (incorporated by reference from Exhibit 10.22 to AMC Entertainment's Form 10-K (File No. 1-8747) filed on June 18, 2007).

10.20		American Multi-Cinema, Inc. Executive Savings Plan (incorporated by reference from Exhibit 10.28 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

10.21		Agreement of Sale and Purchase dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).

10.22		Option Agreement dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).

Exhibit Number	Description
10.23	Right to Purchase Agreement dated November 21, 1997, between AMC Entertainment Inc., as Grantor, and Entertainment Properties Trust as Offeree (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997.)

10.24	Lease dated November 21, 1997 between Entertainment Properties Trust, as Landlord, and American Multi- Cinema, Inc., as Tenant (incorporated by reference from Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997). (Similar leases have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16.)

10.25	Guaranty of Lease dated November 21, 1997 between AMC Entertainment Inc., as Guarantor, and Entertainment Properties Trust, as Owner (incorporated by reference from Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997, (Similar guaranties have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16.)

10.26	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001. (incorporated by reference from Exhibit 10.29 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) filed on July 27, 2001).

10.27	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001. (incorporated by reference from Exhibit 10.36 to the Company's Form 10-Q filed on August 12, 2002).

10.28	Form of Indemnification Agreement dated September 18, 2003 between the Company and Peter C. Brown, Charles S. Sosland, Charles J. Egan, Jr., Michael N. Garin, Marc J. Rowan, Paul E. Vardeman, Leon D. Black and Laurence M. Berg (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) filed on February 5, 2004).

10.29	2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-8747) filed on November 5, 2003).

10.30	Description of 2004 Grant under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q (File No. 1-8747) filed on November 5, 2003).

Exhibit Number	Description
10.31	AMC Entertainment Holdings, Inc. Amended and Restated 2004 Stock Option Plan. (incorporated by reference from Exhibit 10.9 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007).

10.32	Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.32(b) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

10.33	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.32(c) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

10.34	Contribution and Unit Holders Agreement, dated as of March 29, 2005, among National Cinema Network, Inc., Regal CineMedia Corporation and National CineMedia, LLC (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed April 4, 2005).

10.35	Exhibitor Services Agreement, dated February 13, 2007 between National CineMedia, LLC and American Multi- Cinema, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on February 16, 2007, and incorporated herein by reference).

10.36	First Amended and Restated Loews Screen Integration Agreement, dated February 13, 2007 between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on February 16, 2007, and incorporated herein by reference).

10.37	Third Amended and Restated Limited Liability Company Operating Agreement, dated February 13, 2007 between American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-8747) filed February 20, 2007).

10.38	Employment Agreement, dated as of November 6, 2002, by and among Kevin M. Connor, AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.49 to the Company's Form 10-K (File No. 1-8747) filed on June 18, 2007).

10.39	Voting and Irrevocable Proxy Agreement, dated June 11, 2007, among AMC Entertainment Holdings, Inc., Carlyle Partners III Loews, L.P., CP III Coinvestment, L.P., Bain Capital Holdings (Loews) I, L.P., Bain Capital AIV (Loews) II, L.P., Spectrum Equity Investors IV, L.P., Spectrum Equity Investors Parallel IV, L.P. and Spectrum IV Investment Managers' Fund, L.P. (incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007)

Exhibit Number	Description
10.40	Voting and Irrevocable Proxy Agreement, dated June 11, 2007, among AMC Entertainment Holdings, Inc., J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., J.P. Morgan Partners Global Investors (Selldown), L.P., J.P. Morgan Partners Global Investors (Selldown) II, L.P., JPMP Global Fund/AMC/Selldown II, L.P., J.P. Morgan Partners Global Investors (Selldown) II-C, L.P., AMCE (Ginger), L.P., AMCE (Luke), L.P., AMCE (Scarlett), L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Netherlands Partners V(A), L.P., Apollo Netherlands Partners V(B), L.P., Apollo German Partners V GmbH & Co KG and other co-investors. (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007)

10.42	Amendment to Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed January 5, 2009).

10.43	Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) filed on November 17, 2008).

10.44	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-33296) of National CineMedia, Inc., filed on February 6, 2008, and incorporated herein by reference)

10.46	Employment Agreement, dated as of February 23, 2009, by and between Gerardo I. Lopez and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on February 24, 2009)

10.47	Employment Agreement, dated as of April 17, 2009, by and between Robert J. Lenihan and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.51 to AMCE's Form 10-K (File No. 1-8747) filed on June 15, 2010)

10.48	Employment Agreement, dated as of November 24, 2009, by and between Stephen A. Colanero and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMCE's Form 10-K (File No. 1-8747) filed on June 3, 2011).

10.49	Second Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement dated as of August 6, 2010, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-33296) of National CineMedia, Inc., filed on August 10, 2010, and incorporated herein by reference).

10.50	AMC Entertainment Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).

10.51	AMC Entertainment Holdings, Inc. Nonqualified Stock Option Award Agreement (incorporated by reference from Exhibit 10.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).

Exhibit Number	Description

10.52	AMC Entertainment Holdings, Inc. Restricted Stock Award Agreement (Time Vesting) (incorporated by reference from Exhibit 10.3 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).

10.53	AMC Entertainment Holdings, Inc. Restricted Stock Award Agreement (Performance Vesting) (incorporated by reference from Exhibit 10.4 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).

10.60	Investment Agreement entered into April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P. (incorporated by reference from Exhibit 4.7 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on April 20, 2001).

10.61	Standstill Agreement by and among AMC Entertainment Inc., and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P., dated as of April 19, 2001. (incorporated by reference from Exhibit 4.8 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on April 20, 2001).

10.62	Registration Rights Agreement dated April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P. (incorporated by reference from Exhibit 4.9 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on April 20, 2001).

10.63	Securities Purchase Agreement dated June 29, 2001 by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P., Apollo Management V, L.P., AMC Entertainment Inc., Sandler Capital Partners V, L.P., Sandler Capital Partners V FTE, L.P. and Sandler Capital Partners V Germany, L.P. (incorporated by reference from Exhibit 4.6 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2001).

14	Code of Ethics (incorporated by reference from Exhibit 14 to AMCE's Form 10-K (File No. 1-8747) filed on June 23, 2004)

16	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated October 2, 2009 (filed as Exhibit 16.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on October 2, 2009).

*18	Preferability letter dated May 25, 2012 from Independent Registered Public Accounting Firm

*21	Subsidiaries of AMC Entertainment Inc.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

Exhibit Number	Description
*32.1	Section 906 Certifications of Gerardo I. Lopez (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
Submitted electronically with this Report.