Form 10-Q
period 2012-06-28
AMC ENTERTAINMENT INC
filed 2012-08-10
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2012
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of June 28, 2012
Common Stock, 1¢ par value	1

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Thirteen Weeks Ended
	June 28, 2012	June 30, 2011
	(unaudited)
Revenues
Admissions	$453,782	$465,739
Concessions	189,461	188,172
Other theatre	30,364	21,647

Total revenues	673,607	675,558

Operating Costs and Expenses
Film exhibition costs	243,829	252,599
Concession costs	26,796	25,535
Operating expense	171,902	174,194
Rent	113,040	112,531
General and administrative:
Merger, acquisition and transaction costs	308	612
Management fee	1,250	1,250
Other	15,326	14,450
Depreciation and amortization	48,382	51,639

Operating costs and expenses	620,833	632,810

Operating income	52,774	42,748
Other expense (income)
Other expense	121	340
Interest expense:
Corporate borrowings	39,759	39,851
Capital and financing lease obligations	1,418	1,498
Equity in earnings of non-consolidated entities	(8,753)	(496)
Investment income	(26)	(25)

Total other expense	32,519	41,168

Income from continuing operations before income taxes	20,255	1,580
Income tax provision	400	525

Income from continuing operations	19,855	1,055
Loss from discontinued operations, net of income taxes	(1,671)	(770)

Net income	$18,184	$285

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Thirteen Weeks Ended
	June 28, 2012	June 30, 2011
Net income	$18,184	$285
Foreign currency translation adjustment	2,962	(633)
Pension and other benefit adjustments:
Prior service credit arising during the period	771	—
Amortization of net loss included in net periodic benefit costs	583	1
Amortization of prior service credit included in net periodic benefit costs	(265)	(223)
Unrealized gain (loss) on marketable securities:
Unrealized holding gains (loss) arising during the period	1,969	(4,889)
Less: reclassification adjustment for gains included in investment income	(26)	—

Other comprehensive income (loss)	5,994	(5,744)

Total comprehensive income (loss)	$24,178	$(5,459)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 28, 2012	March 29, 2012
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$202,052	$272,337
Receivables, net	42,211	43,550
Other current assets	89,499	87,866
Current assets held for sale	4,431	—

Total current assets	338,193	403,753
Property, net	865,237	883,697
Intangible assets, net	132,057	135,024
Goodwill	1,923,667	1,923,667
Other long-term assets	299,638	291,851
Noncurrent assets held for sale	1,834	—

Total assets	$3,560,626	$3,637,992

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$195,119	$195,938
Accrued expenses and other liabilities	114,878	149,334
Deferred revenues and income	165,604	174,355
Current maturities of corporate borrowings and capital and financing lease obligations	10,791	61,846
Current liabilities held for sale	3,851	—

Total current liabilities	490,243	581,473
Corporate borrowings	2,086,002	2,087,495
Capital and financing lease obligations	58,629	59,413
Deferred revenues—for exhibitor services agreement	327,043	328,442
Other long-term liabilities	376,131	426,829
Noncurrent liabilities held for sale	43,569	—

Total liabilities	3,381,617	3,483,652

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	444,827	444,336
Accumulated other comprehensive loss	(14,209)	(20,203)
Accumulated deficit	(251,609)	(269,793)

Total stockholder's equity	179,009	154,340

Total liabilities and stockholder's equity	$3,560,626	$3,637,992

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirteen Weeks Ended
	June 28, 2012	June 30, 2011
	(unaudited)
Cash flows from operating activities:
Net income	$18,184	$285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,575	51,818
Theatre and other closure expense	3,427	2,544
Gain on dispositions	(1,020)	—
Equity in earnings and losses from non-consolidated entities, net of distributions	(8,244)	1,753
Change in assets and liabilities:
Receivables	200	(17,044)
Other assets	(5,051)	(5,274)
Accounts payable	12,205	41,206
Accrued expenses and other liabilities	(47,452)	1,150
Other, net	80	(1,111)

Net cash provided by operating activities	20,904	75,327

Cash flows from investing activities:
Capital expenditures	(19,070)	(32,018)
Proceeds from sale/leaseback of digital projection equipment	—	953
Investments in non-consolidated entities, net	1,522	(19,509)
Proceeds from the disposition of long-term assets	1,069	—
Other, net	(536)	(1,180)

Net cash used in investing activities	(17,015)	(51,754)

Cash flows from financing activities:
Repurchase of Senior Subordinated Notes due 2014	(51,035)	—
Deferred financing costs	(90)	(231)
Principal payments under capital and financing lease obligations	(804)	(1,050)
Principal payments under Term Loan	(2,001)	(1,625)
Change in construction payables	(20,670)	(6,913)

Net cash used in financing activities	(74,600)	(9,819)
Effect of exchange rate changes on cash and equivalents	426	(287)

Net increase (decrease) in cash and equivalents	(70,285)	13,467
Cash and equivalents at beginning of period	272,337	301,158

Cash and equivalents at end of period	$202,052	$314,625

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2012

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

        On May 20, 2012, Parent and Dalian Wanda Group Co., Ltd. ("Wanda"), a Chinese private conglomerate, announced that they signed an agreement pursuant to which Wanda will acquire all of the outstanding capital stock of Parent. Upon the closing, Parent and the Company will become wholly owned subsidiaries of Wanda (the "Proposed Acquisition"). The transaction is valued at approximately $2.6 billion. The consummation of the transaction is subject to customary closing conditions. Wanda and Parent expect to complete the transaction at the end of August.

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's Annual report on Form 10-K for the year ended March 29, 2012. The March 29, 2012 consolidated balance sheet data was derived from the audited balance sheet included in the Form 10-K, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen weeks ended June 28, 2012 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 28, 2013. The Company manages its business under one operating segment called Theatrical Exhibition.

        Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) Impairments, (2) Film exhibition costs, (3) Income and operating taxes, (4) Theatre and other closure expense and (5) Gift card and packaged ticket breakage. Actual results could differ from those estimates.

        Guest Frequency Program:    On April 1, 2011, the Company fully launched AMC Stubs™, a guest frequency program which allows members to earn rewards, including $10 for each $100 spent, redeemable on future purchases at AMC locations. The portion of the admissions and concessions revenues attributed to the rewards is deferred at retail value as a reduction of admissions and concessions revenues, based on member redemptions. Rewards must be redeemed no later than 90 days from the date of issuance. Upon redemption, rewards are recognized as revenues at retail value along

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

with associated actual cost of goods. Rewards not redeemed within 90 days are forfeited and recognized as admissions or concessions revenues based on original point of sale. The program's annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

        Gift Card Breakage Income:    Effective March 29, 2012, the Company changed the presentation of gift card breakage income from other income to other theatre revenues, with conforming changes made for the prior year presented.

NOTE 2—DISCONTINUED OPERATIONS

Canada

        In July of 2012, the Company sold 6 of its 8 theatres located in Canada. The operations of these 6 theatres have been eliminated from the Company's ongoing operations during the first quarter of fiscal 2013 and the related assets and liabilities have been classified as held for sale. During the second quarter of fiscal 2013, two theatres with 48 screens were sold under an asset purchase agreement to Empire Theatres Limited and 4 theatres with 86 screens were sold under the share purchase agreement to Cineplex, Inc. The total net proceeds from the sales were approximately $1,421,000, and are subject to working capital and other purchase price adjustments as described in these agreements. The Company does not have any significant continuing involvement in the operations of these 6 theatres after the disposition. The results of operations of these 6 theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 2—DISCONTINUED OPERATIONS (Continued)

        Components of amounts reflected as loss from discontinued operations in the Company's Consolidated Statements of Income are presented in the following table:

	Thirteen Weeks Ended
(In thousands)	June 28, 2012	June 30, 2011
	(unaudited)
Revenues
Admissions	$10,724	$12,351
Concessions	3,882	4,392
Other revenue	316	272

Total revenues	14,922	17,015

Operating costs and expenses
Film exhibition costs	5,752	6,616
Concession costs	713	721
Operating expense	4,995	5,536
Rent	4,893	4,726
General and administrative:
Other	—	—
Depreciation and amortization	193	179

Operating costs and expenses	16,546	17,778

Operating loss	(1,624)	(763)
Other expense (income)
Other expense	—	—
Interest expense	—	—
Corporate borrowings	—	—
Capital and financing lease obligations	—	—
Investment income	(2)	(2)

Total other expense	(2)	(2)

Loss before income taxes	(1,622)	(761)
Income tax provision	—	—

Net loss	$(1,622)	$(761)

Cinemex

        On December 29, 2008, the Company sold all of its interests in Cinemex, which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. ("Entretenimiento"). As of June 28, 2012, the Company estimates that it is contractually entitled to receive an additional $6,208,000 of the purchase price related to tax payments and refunds. While the Company believes it is entitled to these amounts from Cinemex, the collection

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 2—DISCONTINUED OPERATIONS (Continued)

will require litigation, which was initiated by the Company on April 30, 2010. Resolution could take place over a prolonged period. In fiscal 2010, as a result of the litigation, the Company established an allowance for doubtful accounts related to this receivable and directly charged off the receivable amount as uncollectible. The Company does not have any significant continuing involvement in the operations of the Cinemex theatres after the disposition. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented. Components of amounts reflected as loss from discontinued operations in the Company's Consolidated Statements of Income are presented in the following table:

	Thirteen Weeks Ended
(In thousands)	June 28, 2012	June 30, 2011
	(unaudited)
Operating costs and expenses
Loss on disposal of Cinemex	$49	$9

Operating costs and expenses	49	9

Operating loss	(49)	(9)
Loss before income taxes	(49)	(9)
Income tax provision	—	—

Net loss	$(49)	$(9)

NOTE 3—STOCKHOLDER'S EQUITY

        AMCE has one share of Common Stock issued as of June 28, 2012, which is owned by Parent.

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent has adopted a stock-based compensation plan. The Company has recorded stock-based compensation expense of $491,000 within general and administrative: other during both of the thirteen weeks ended June 28, 2012 and June 30, 2011. Compensation expense for stock options and restricted stock are recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $491,000 during fiscal 2013. As of June 28, 2012, there was approximately $3,921,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements expected to be recognized over a weighted average 2.0 years.

2010 Equity Incentive Plan

        The 2010 Equity Incentive Plan ("Plan") provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, other stock-based awards or performance-based compensation awards and permits a maximum of 39,312 shares of common stock of

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 3—STOCKHOLDER'S EQUITY (Continued)

Parent to be issued under the Plan. As of June 28, 2012, approximately 28,580 shares were available for grant under the Plan, including 2,914 shares awarded that have not been granted. The Company accounts for stock options using the fair value method of accounting and has elected to use the simplified method for estimating the expected term of "plain vanilla" share option grants, as it does not have enough historical experience to provide a reasonable estimate.

        The award agreements, which consisted of grants of non-qualified stock options, restricted stock (time vesting), and restricted stock (performance vesting) to certain of its employees under the 2010 Equity Incentive Plan, generally have the following features, subject to discretionary approval by Parent's compensation committee:

  •
  Non-Qualified Stock Option Award Agreement:  Twenty-five percent of the options will vest on each of the first four anniversaries of the date of grant. The stock options have a ten year term from the date of grant. The vested and unvested stock options will be cancelled immediately prior to the closing of the Proposed Acquisition by Wanda. Holders of such options will receive the right to a payment for each option equal to the difference (if any) between the per share consideration received in the Proposed Acquisition by Wanda and the exercise price of their options.

  •
  Restricted Stock Award Agreement (Time Vesting):  The restricted shares will become vested on the fourth anniversary of the date of grant. The restricted stock (time vesting) awards will be cancelled immediately prior to the closing of the Proposed Acquisition by Wanda. Holders of such restricted stock (time vesting) will receive the right to a payment for each restricted share equal to the per share consideration received in the Proposed Acquisition by Wanda.

  •
  Restricted Stock Award Agreement (Performance Vesting):  In fiscal 2011, the Board approved the award of 5,542 shares of restricted stock (performance vesting), of which 1,346 shares and 1,372 shares have been granted in fiscal 2012 and fiscal 2011, respectively. Approximately one-fourth of the total restricted shares of 5,542 approved by the Board will be granted each year over a four-year period starting in fiscal 2011. Each grant has a vesting term of approximately one year conditioned upon the Company meeting certain pre-established annual performance targets. The fiscal 2013 and fiscal 2014 shares have not been granted per ASC 718-10-55-95 as the Compensation Committee has not approved the performance target for the restricted stock due to the Proposed Acquisition by Wanda. The unvested restricted stock (performance vesting) awards for fiscal 2013 and fiscal 2014 will be cancelled immediately prior to the closing of the Proposed Acquisition by Wanda. Holders of unvested restricted stock awards will receive the right to a payment for each restricted share equal to the per share consideration received in the Proposed Acquisition by Wanda.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 3—STOCKHOLDER'S EQUITY (Continued)

        A summary of stock option activity is as follows:

	Number of Shares(1)	Weighted Average Exercise Price Per Share
Outstanding at March 29, 2012	35,678.168	$449.88
Granted	—	—
Forfeited	—	—

Outstanding at June 28, 2012	35,678.168	$449.88

Exercisable at June 28, 2012	23,211.888	$427.37

(1)
Includes shares previously granted under the amended and restated 2004 Stock Option Plan. On July 23, 2010, the Board determined that the Company would no longer grant any awards of shares of common stock of the Company under the amended and restated 2004 Stock Option Plan.

        The following table represents the unvested restricted stock (time vesting) and (performance vesting) activity for the thirteen weeks ended June 28, 2012:

	Shares of Restricted Stock(1)	Weighted Average Grant Date Fair Value
Unvested at March 29, 2012	5,366	$752.00
Granted	—	—
Forfeited	—	—

Unvested at June 28, 2012	5,366	$752.00

(1)
As discussed above, since there was not a grant of restricted stock (performance vesting) shares during fiscal 2013, there was no unvested restricted stock (performance vesting) shares reported in this table.

NOTE 4—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for following the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of June 28, 2012, include a 15.47% interest in National CineMedia, LLC ("NCM"), a 50% interest in two U.S. theatres and one IMAX screen, a 26.22% equity interest in Movietickets.com ("MTC"), a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"), and a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC ("ORF"). The Company sold its 50% interest in Midland Empire Partners, LLC in June 2012. Indebtedness held by equity method investees is non-recourse to the Company.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 4—INVESTMENTS (Continued)

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

	Thirteen Weeks Ended June 28, 2012
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$110,100	$42,175	$32,900	$8,449	$193,624
Operating costs and expenses	108,300	32,973	24,500	9,215	174,988

Net earnings (loss)	$1,800	$9,202	$8,400	$(766)	$18,636

	Thirteen Weeks Ended June 30, 2011
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$113,963	$29,150	$—	$4,572	$147,685
Operating costs and expenses	76,401	33,842	2,264	4,824	117,331

Net earnings (loss)	$37,562	$(4,692)	$(2,264)	$(252)	$30,354

        The components of the Company's recorded equity in earnings (loss) of non-consolidated entities are as follows:

	Thirteen Weeks Ended
(In thousands)	June 28, 2012	June 30, 2011
National CineMedia, LLC	$446	$3,239
Digital Cinema Implementation Partners, LLC	2,809	(1,498)
Open Road Releasing, LLC	4,200	(1,132)
Other	1,298	(113)

The Company's recorded equity in earnings	$8,753	$496

        DCIP Transactions.    As of June 28, 2012 and March 29, 2012, the Company had recorded $1,698,000 and $1,437,000 respectively, of amounts due from DCIP related to equipment purchases made on behalf of DCIP for the installation of digital projection systems. After the projectors are installed and the Company is reimbursed for its installation costs, the Company will make capital contributions to DCIP for projector and installation costs in excess of the cap ($68,000 per system for digital conversions). The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years, including scheduled escalations of rent to commence after six and one-half years from the inception of the agreement. The difference between the cash rent and straight-line rent is recorded to

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 4—INVESTMENTS (Continued)

deferred rent, a long-term liability account. As of June 28, 2012 and March 29, 2012, the Company had recorded $6,068,000 and $5,003,000 of deferred rent liability, respectively. The Company recorded digital equipment rental expense for continuing operations of $2,141,000 and $1,504,000 during the thirteen weeks ended June 28, 2012 and June 30, 2011, respectively.

        Open Road Films Transactions.    As of June 28, 2012 and March 29, 2012, the Company had recorded $1,069,000 and $597,000 of amounts due from Open Road Films for promoted content and has recorded $91,000 and $1,843,000 of amounts payable for film rentals, respectively. The Company earns a percentage of the gross profits of certain films distributed by Open Road Films for promoted content by providing marketing services (including trailer coverage, website advertising and other promotional materials). The Company receives a distribution for promoted content annually and records the earned amount of promoted content monthly as a credit to film exhibition costs. The Company has incurred approximately $1,100,000 in gross film exhibition costs on titles distributed by Open Road Films during the thirteen weeks ended June 28, 2012.

        NCM Transactions.    As of June 28, 2012, the Company owns 17,323,782 units, or a 15.47% interest, in NCM. As a founding member, the Company has the ability to exercise significant influence over the governance of NCM, and, accordingly accounts for its investment following the equity method. The estimated fair market value of the units in NCM was approximately $250,675,000, based on the publically quoted price per share of NCM, Inc. on June 28, 2012 of $14.47 per share.

        As of June 28, 2012 and March 29, 2012, the Company had recorded $2,053,000 and $1,909,000 respectively, of amounts due from NCM related to on-screen advertising revenue and theatre rent. As of June 28, 2012 and March 29, 2012, the Company had recorded $1,584,000 and $1,823,000 respectively, of amounts due to NCM related to the Exhibitor Services Agreement. The Company recorded revenues for advertising from NCM of $6,643,000 and $6,220,000 during the thirteen weeks ended June 28, 2012 and June 30, 2011, respectively. The Company recorded NCM advertising expenses related to beverage advertising of $3,483,000 and $3,630,000 during the thirteen weeks ended June 28, 2012 and June 30, 2011.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 4—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings of NCM during the thirteen weeks ended June 28, 2012:

(In thousands)	Investment in NCM(1)	Deferred Revenue(2)	Cash Received	Equity in (Earnings)	Advertising (Revenue)
Ending balance March 29, 2012	$71,517	$(328,442)
Receipt of excess cash distributions	(130)	—	$509	$(379)	$—
Change in interest loss	(16)	—	—	16	—
Amortization of deferred revenue	—	1,399	—	—	(1,399)
Equity in earnings(3)	83	—	—	(83)	—

For the period ended or balance as of June 28, 2012	$71,454	$(327,043)	$509	$(446)	$(1,399)

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

NOTE 5—FAIR VALUE MEASUREMENTS

        Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts business. The inputs used to develop these fair value measurements are established in a hierarchy, which ranks the quality and reliability of the information used to determine the fair values. The fair value classification is based on levels of inputs. Assets and liabilities that are carried at fair value are classified and disclosed in one of the following categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 5—FAIR VALUE MEASUREMENTS (Continued)

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of June 28, 2012:

		Fair Value Measurements at June 28, 2012 Using
(In thousands)	Total Carrying Value at June 28, 2012	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money Market Mutual Funds	$82	$82	$—	$—
Equity securities, available-for-sale:
RealD Inc. Common Stock	17,975	17,975	—	—
Mutual Fund Large U.S. Equity	2,093	2,093	—	—
Mutual Fund Small/Mid U.S. Equity	381	381	—	—
Mutual Fund International	198	198	—	—
Mutual Fund Broad U.S. Equity	41	41	—	—
Mutual Fund Balance	123	123	—	—
Mutual Fund Fixed Income	301	301	—	—

Total assets at fair value	$21,194	$21,194	$—	$—

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. The unrealized gain on the equity securities recorded in accumulated other comprehensive loss as of June 28, 2012 was approximately $8,586,000.

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at June 28, 2012 Using
(In thousands)	Total Carrying Value at June 28, 2012	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current Maturities of Corporate Borrowings	$8,004	$—	$7,960	$—
Corporate Borrowings	2,086,002	—	2,182,213	—

        Valuation Technique.    Quoted market prices were used to estimate fair value.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 6—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure is as follows:

	Thirteen Weeks Ended
(In thousands)	June 28, 2012	June 30, 2011
Beginning balance	$65,471	$73,852
Theatre and other closure expense	3,427	2,544
Transfer of lease liability	(888)	—
Foreign currency translation adjustment	(762)	169
Cash payments	(4,002)	(4,058)

Ending balance	$63,246	$72,507

        During the thirteen weeks ended June 28, 2012, the Company recognized $3,427,000 of theatre and other closure expense primarily related to the early termination of a lease agreement and accretion on previously closed properties with remaining lease obligations.

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

NOTE 7—INCOME TAXES

        The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirteen Weeks Ended
(In thousands)	June 28, 2012	June 30, 2011
Income tax expense at the federal statutory rate	$7,100	$550
Effect of:
State income taxes	400	525
Permanent items	250	—
Change in ASC 740 (formally FIN 48) reserve	600	(900)
Valuation allowance	(7,950)	350

Income tax expense	$400	$525

Effective income tax rate	2.0%	33.2%

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

        The current period decrease related to ASC 740, Income Taxes, (formally FIN 48) reserve includes increases for the current year positions of $600,000.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 7—INCOME TAXES (Continued)

        The state tax provision was for the states that impose their income based taxes on a gross sales method, that impose a margin tax or that have suspended the use of net operating loss carryforwards into the current tax year.

NOTE 8—EMPLOYEE BENEFIT PLANS

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

        The Company expects to make pension contributions of approximately $888,000 per quarter for a total of approximately $3,552,000 during fiscal 2013.

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended June 28, 2012 and June 30, 2011 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	June 28, 2012	June 30, 2011	June 28, 2012	June 30, 2011
Components of net periodic benefit cost:
Service cost	$45	$45	$44	$37
Interest cost	1,159	1,160	257	295
Expected return on plan assets	(1,070)	(1,116)	—	—
Amortization of net loss	531	1	52	—
Amortization of prior service credit	—	—	(265)	(223)

Net periodic benefit cost	$665	$90	$88	$109

NOTE 9—CORPORATE BORROWINGS

Notes due 2014

        On April 6, 2012, the Company redeemed $51,035,000 aggregate principal amount of its 8.00% Senior Subordinated Notes due 2014 (the "Notes due 2014") at a price of $1,000 per $1,000 principal amount. The Company used the net proceeds from the issuance of the Senior Secured Credit Facility term loans (the "Term Loan due 2018"), which was borrowed on February 22, 2012, to pay for the consideration of the Cash Tender Offer plus accrued and unpaid interest on the principal amount of the Notes due 2014. The Company recorded a loss on extinguishment related to the Cash Tender Offer of $121,000 in Other expense during the thirteen weeks ended June 28, 2012. At June 28, 2012, the aggregate outstanding principal amount for the Notes due 2014 was $140,000,000.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 9—CORPORATE BORROWINGS (Continued)

Consent Solicitation and Credit Agreement Amendment

        The Proposed Acquisition by Wanda will constitute a "change of control" under the indentures governing the Company's outstanding Notes due 2014. If the closing of the Proposed Acquisition occurs, the Company currently intends to retire or redeem all of its outstanding Notes due 2014 at par on the earliest practicable date following the closing, using a combination of cash on hand and funds contributed to the Company by Wanda.

        On June 22, 2012, the Company announced it had received the requisite consents from holders of each of its 8.75% Senior Notes due 2019 (the "Notes due 2019") and its 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020) and, together, (the "Notes") for (i) a waiver of the requirement for AMCE to comply with the "change of control" covenant in each of the Indenture governing the Notes due 2019 and the Indenture governing the Notes due 2020 and, together, (the "Indentures") in connection with the Proposed Acquisition (the "Waivers"), including the Company's obligation to make a "change of control offer" in connection with the Proposed Acquisition with respect to each series of Notes, and (ii) certain amendments to the Indentures to reflect the change in ownership going forward by adding Wanda and its affiliates to the definition of "Permitted Holder" under each of the Indentures. The Company entered into supplemental indentures to give effect to the Waivers and certain amendments to the Indentures, which will become operative upon payment of the applicable consent fee immediately prior to the closing of the Proposed Acquisition. The holders of each of the Notes due 2019 and Notes due 2020, who validly consented to the Waiver and the proposed amendments, will be eligible to receive a consent fee of $2.50 per $1,000 principal amount at the closing date of the Proposed Acquisition.

        On July 2, 2012, the Company entered into a waiver and fourth amendment to its credit agreement dated as of January 26, 2006 (the "Credit Agreement") to, among, other things: (i) waive a certain specified default that would otherwise occur upon the change of control effected by the Proposed Acquisition, (ii) permit AMCE to change its fiscal year after completion of the Proposed Acquisition, (iii) reflect the change in ownership going forward by restating the definition of "Permitted Holder" to include only Wanda and its affiliates under the Credit Agreement in connection with the Proposed Acquisition, (iv) provide for a minimum LIBOR percentage of 1.00%, from, and only after, the completion of the Proposed Acquisition, to the Credit Facility term loans due December 2016 ("Term Loan due 2016"), and (v) provide for an interest rate of L+375 basis points to the Credit Facility term loans due January 2018 ("Term Loan due 2018"), from and only after, the completion of the Proposed Acquisition. The current interest rates for borrowings under the Term Loan due 2016 is 3.25%, which is based on LIBOR, and the interest rates for borrowings under the Term Loan due 2018 is 4.25%, which is based on LIBOR plus 3.25% and is subject to a 1.00% minimum LIBOR rate with respect to LIBOR borrowings.

Financial Covenants

        As of June 28, 2012, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2020, the Notes due 2019, and the Notes due 2014.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

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

Thirteen weeks ended June 28, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$451,162	$2,620	$—	$453,782
Concessions	—	188,284	1,177	—	189,461
Other theatre	—	30,187	177	—	30,364

Total revenues	—	669,633	3,974	—	673,607

Operating Costs and Expenses
Film exhibition costs	—	242,556	1,273	—	243,829
Concession costs	—	26,532	264	—	26,796
Operating expense	30	170,301	1,571	—	171,902
Rent	—	111,941	1,099	—	113,040
General and administrative:
Merger, acquisition and transaction costs	—	308	—	—	308
Management fee	—	1,250	—	—	1,250
Other	—	15,326	—	—	15,326
Depreciation and amortization	—	48,345	37	—	48,382

Operating costs and expenses	30	616,559	4,244	—	620,833

Operating income (loss)	(30)	53,074	(270)	—	52,774
Other expense (income)
Equity in net income of subsidiaries	(14,829)	(1,064)	—	15,893	—
Other expense	—	121	—	—	121
Interest expense:
Corporate borrowings	39,765	51,471	—	(51,477)	39,759
Capital and financing lease obligations	—	1,418	—	—	1,418
Equity in (earnings) losses of non-consolidated entities	46	(7,465)	(1,334)	—	(8,753)
Investment income	(43,196)	(8,307)	—	51,477	(26)

Total other expense	(18,214)	36,174	(1,334)	15,893	32,519

Income from continuing operations before income taxes	18,184	16,900	1,064	(15,893)	20,255
Income tax provision	—	400	—	—	400

Income from continuing operations	18,184	16,500	1,064	(15,893)	19,855
Loss from discontinued operations, net of income taxes	—	(1,671)	—	—	(1,671)

Net income	$18,184	$14,829	$1,064	$(15,893)	$18,184

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended June 30, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$462,252	$3,487	$—	$465,739
Concessions	—	186,841	1,331	—	188,172
Other theatre	—	21,337	310	—	21,647

Total revenues	—	670,430	5,128	—	675,558

Operating costs and expenses
Film exhibition costs	—	251,012	1,587	—	252,599
Concession costs	—	25,273	262	—	25,535
Operating expense	—	171,793	2,401	—	174,194
Rent	—	111,218	1,313	—	112,531
General and administrative:
Merger, acquisition and transaction costs	—	612	—	—	612
Management fee	—	1,250	—	—	1,250
Other	—	14,414	36	—	14,450
Depreciation and amortization	—	51,529	110	—	51,639

Operating costs and expenses	—	627,101	5,709	—	632,810

Operating income (loss)	—	43,329	(581)	—	42,748
Other expense (income)
Equity in net loss of subsidiaries	2,946	846	—	(3,792)	—
Other expense	—	340	—	—	340
Interest expense
Corporate borrowings	39,874	50,936	—	(50,959)	39,851
Capital and financing lease obligations	—	1,498	—	—	1,498
Equity in (earnings) losses of non-consolidated entities	(92)	(669)	265	—	(496)
Investment income	(43,538)	(7,446)	—	50,959	(25)

Total other expense	(810)	45,505	265	(3,792)	41,168

Income (loss) from continuing operations before income taxes	810	(2,176)	(846)	3,792	1,580
Income tax provision	525	—	—	—	525

Income (loss) from continuing operations	285	(2,176)	(846)	3,792	1,055
Loss from discontinued operations, net of income taxes	—	(770)	—	—	(770)

Net income (loss)	$285	$(2,946)	$(846)	$3,792	$285

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

As of June 28, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$286	$160,440	$41,326	$—	$202,052
Receivables, net	880	41,257	74	—	42,211
Other current assets	—	87,307	2,192	—	89,499
Current assets held for sale	—	4,431	—	—	4,431

Total current assets	1,166	293,435	43,592	—	338,193
Investment in equity of subsidiaries	243,249	54,546	—	(297,795)	—
Property, net	—	865,159	78	—	865,237
Intangible assets, net	—	132,057	—	—	132,057
Intercompany advances	2,005,518	(2,057,068)	51,550	—	—
Goodwill	—	1,923,667	—	—	1,923,667
Other long-term assets	33,941	265,542	155	—	299,638
Noncurrent assets held for sale	—	1,834	—	—	1,834

Total assets	$2,283,874	$1,479,172	$95,375	$(297,795)	$3,560,626

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$194,232	$887	$—	$195,119
Accrued expenses and other liabilities	10,859	102,459	1,560	—	114,878
Deferred revenues and income	—	165,564	40	—	165,604
Current maturities of corporate borrowings and capital and financing lease obligations	8,004	2,787	—	—	10,791
Current liabilities held for sale	—	3,851	—	—	3,851

Total current liabilities	18,863	468,893	2,487	—	490,243
Corporate borrowings	2,086,002	—	—	—	2,086,002
Capital and financing lease obligations	—	58,629	—	—	58,629
Deferred revenues—for exhibitor services agreement	—	327,043	—	—	327,043
Other long-term liabilities	—	337,789	38,342	—	376,131
Noncurrent liabilities held for sale	—	43,569	—	—	43,569

Total liabilities	2,104,865	1,235,923	40,829	—	3,381,617
Stockholder's equity	179,009	243,249	54,546	(297,795)	179,009

Total liabilities and stockholder's equity	$2,283,874	$1,479,172	$95,375	$(297,795)	$3,560,626

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

As of March 29, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$686	$232,009	$39,642	$—	$272,337
Receivables, net	552	42,947	51	—	43,550
Other current assets	—	85,681	2,185	—	87,866

Total current assets	1,238	360,637	41,878	—	403,753
Investment in equity of subsidiaries	221,951	51,981	—	(273,932)	—
Property, net	—	883,219	478	—	883,697
Intangible assets, net	—	135,024	—	—	135,024
Intercompany advances	2,078,742	(2,130,247)	51,505	—	—
Goodwill	—	1,923,667	—	—	1,923,667
Other long-term assets	35,064	256,611	176	—	291,851

Total assets	$2,336,995	$1,480,892	$94,037	$(273,932)	$3,637,992

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$94	$195,117	$727	$—	$195,938
Accrued expenses and other liabilities	36,027	112,056	1,251	—	149,334
Deferred revenues and income	—	174,314	41	—	174,355
Current maturities of corporate borrowings and capital and financing lease obligations	59,039	2,807	—	—	61,846

Total current liabilities	95,160	484,294	2,019	—	581,473
Corporate borrowings	2,087,495	—	—	—	2,087,495
Capital and financing lease obligations	—	59,413	—	—	59,413
Deferred revenues—for exhibitor services agreement	—	328,442	—	—	328,442
Other long-term liabilities	—	386,792	40,037	—	426,829

Total liabilities	2,182,655	1,258,941	42,056	—	3,483,652
Stockholder's equity	154,340	221,951	51,981	(273,932)	154,340

Total liabilities and stockholder's equity	$2,336,995	$1,480,892	$94,037	$(273,932)	$3,637,992

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended June 28, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(20,515)	$41,613	$(194)	$—	$20,904

Cash flows from investing activities:
Capital expenditures	—	(19,067)	(3)	—	(19,070)
Investments in non-consolidated entities, net	—	(195)	1,717	—	1,522
Proceeds from the disposition of long-term assets	—	1,069	—	—	1,069
Other, net	—	(536)	—	—	(536)

Net cash provided by (used in) investing activities	—	(18,729)	1,714	—	(17,015)

Cash flows from financing activities:
Repurchase of Senior Subordinated Notes due 2014	(51,035)	—	—	—	(51,035)
Deferred financing costs	(90)	—	—	—	(90)
Principal payments under capital and financing lease obligations	—	(804)	—	—	(804)
Principle payments under Term Loan	(2,001)	—	—	—	(2,001)
Change in construction payables	—	(20,670)	—	—	(20,670)
Change in intercompany advances	73,241	(73,196)	(45)	—	—

Net cash provided by (used in) financing activities	20,115	(94,670)	(45)	—	(74,600)

Effect of exchange rate changes on cash and equivalents	—	217	209	—	426

Net increase (decrease) in cash and equivalents	(400)	(71,569)	1,684	—	(70,285)
Cash and equivalents at beginning of period	686	232,009	39,642	—	272,337

Cash and equivalents at end of period	$286	$160,440	$41,326	$—	$202,052

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended June 30, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(22,656)	$97,371	$612	$—	$75,327

Cash flows from investing activities:
Capital expenditures	—	(31,931)	(87)	—	(32,018)
Proceeds from sale/leaseback transactions	—	953	—	—	953
Investments in non-consolidated entities, net	—	(19,508)	(1)	—	(19,509)
Other, net	—	(1,180)	—	—	(1,180)

Net cash used in investing activities	—	(51,666)	(88)	—	(51,754)

Cash flows from financing activities:
Deferred financing costs	(231)	—	—	—	(231)
Principal payments under capital and financing lease obligations	—	(1,050)	—	—	(1,050)
Principle payments under Term Loan	(1,625)	—	—	—	(1,625)
Change in construction payables	—	(6,913)	—	—	(6,913)
Change in intercompany advances	24,512	(24,698)	186	—	—

Net cash provided by (used in) financing activities	22,656	(32,661)	186	—	(9,819)

Effect of exchange rate changes on cash and equivalents	—	(36)	(251)	—	(287)

Net increase in cash and equivalents	—	13,008	459	—	13,467
Cash and equivalents at beginning of period	—	261,096	40,062	—	301,158

Cash and equivalents at end of period	$—	$274,104	$40,521	$—	$314,625

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

        The Company and the Department reached a settlement regarding the extent of betterments and remedies required for line-of-sight violations which the trial court approved on November 29, 2010. On January 21, 2003, the trial court entered summary judgment in favor of the Department on the non-line-of-sight matters. On December 5, 2003, the trial court entered a consent order and final judgment on non-line-of-sight issues under which the Company agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently the Company estimates that these betterments will be required at approximately 140 stadium-style theatres. The Company estimates that the total cost of these betterments will be approximately $60,000,000, and through June 28, 2012 the Company has incurred and capitalized approximately $53,329,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date.

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

        In addition to the cases noted above, the Company is also currently a party to various ordinary course claims from vendors (including an online ticketing vendor, concession suppliers and film distributors), landlords and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Except as described above, management believes that the ultimate outcome of such other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes could occur. An unfavorable outcome could include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

NOTE 12—NEW ACCOUNTING PRONOUNCEMENTS

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles-Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, ("ASU 2012-02"). Under this amendment, an entity will have an option to first assess the qualitative factors to determine whether the existence of events and

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

NOTE 12—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

circumstances indicates that it is more likely than not the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. ASU 2012-02 will be effective for the indefinite-lived intangible asset impairment test performed for fiscal years beginning after September 15, 2012, and is effective for the Company in fiscal 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, ("ASU 2011-05"). This ASU provides companies with an option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two-separate but consecutive statements. This ASU eliminated the option of presenting the components of other comprehensive income as part of the statement of changes in stockholder's equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05, ("ASU 2011-12"), which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. ASU 2011-05 and the deferrals in ASU 2011-12 will be effective for fiscal years and interim periods within those years, beginning after December 15, 2011 with retrospective application required. The Company adopted these accounting standard updates as of the beginning of fiscal 2013 and included the presentation requirements in its consolidated financial statements as of the first quarter of fiscal 2013.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820)—Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, ("ASU 2011-04"). This ASU will require disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. ASU 2011-04 will be effective during interim and annual periods beginning after December 15, 2011 and was effective for the Company as of the beginning of fiscal 2013. See Note 5—Fair Value Measurements for the required disclosures.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 28, 2012

(Unaudited)

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

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors will be entitled to receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of June 28, 2012, the Company estimates that this amount would be $20,924,000.

        The fee agreement also provides that the Company will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

Tax Sharing Arrangement with Parent

        Pursuant to its tax sharing arrangement, the Company has recorded $32,500,000 due from Parent related to AMCE tax benefits utilized as part of the consolidated tax return.

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

  •
  fluctuations in operating costs;

  •
  capital expenditure requirements;

  •
  changes in interest rates;

  •
  changes in accounting principles, policies or guidelines;

  •
  consummation of the Proposed Acquisition; and

  •
  effects of geopolitical events, including the threat of domestic terrorism or cyber attacks.

        This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative but not exhaustive. In addition, new risks and uncertainties may arise from time to time. Accordingly, all forward-looking statements should be evaluated with an understanding of their inherent uncertainty.

        Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties, see Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 29, 2012 and in this Quarterly Report on Form 10-Q.

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

Overview

        We are one of the world's leading theatrical exhibition companies. During the thirteen weeks ended June 28, 2012, we permanently closed one theatre with 10 screens in the U.S., permanently closed one theatre operated pursuant to a joint venture with 6 screens, temporarily closed two theatres with 19 screens in the U.S. to remodel into dine-in theatres, and classified 6 theatres with 134 screens located in Canada as discontinued operations. As of June 28, 2012, we owned, operated or had interests in 338 theatres and 4,865 screens.

        Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre concession sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from the AMC Stubs™ guest frequency membership program, rental of theatre auditoriums, breakage income from gift card and packaged tickets sales, on-line ticketing fees and arcade games located in theatre lobbies.

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

        Technical innovation has allowed us to enhance the consumer experience through premium formats such as IMAX, 3D and other large screen formats. When combined with our major markets' customer base, the operating flexibility of digital technology will enhance our capacity utilization and dynamic pricing capabilities. This will enable us to achieve higher ticket prices for premium formats and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We will continue to broaden our content offerings through the installation of additional IMAX, and ETX (our proprietary large screen format) and the presentation of attractive alternative content.

        Concessions sales are our second largest source of revenue after box office admissions. Concessions items traditionally include popcorn, soft drinks, candy and hot dogs. Different varieties of concession items are offered at our theatres based on preferences in that particular geographic region. Our strategy emphasizes prominent and appealing concessions counters designed for rapid service and efficiency including a guest friendly self-serve experience. We design our theatres to have more concessions capacity to make it easier to serve larger numbers of customers. Strategic placement of large concessions stands within theatres increases their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the concessions stands. To address recent consumer trends, we are expanding our menu of premium food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, alcohol and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, from simple, less capital-intensive concession design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently leverage their additional capacity. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We have successfully implemented our dine-in theatre concepts at 8 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area. We plan to continue to invest in one or more enhanced food and beverage offerings over the next three years across 85 to 110 theatres.

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

        During the period from 1990 to 2011, the annual number of first-run films released by distributors in the United States ranged from a low of 370 in 1995 to a high of 638 in 2008, according to Motion Picture Association of America 2011 MPAA Theatrical Market Statistics. The number of digital 3D films released annually increased to a high of 45 in 2011 from a low of 0 during this same time period.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions, substantial upgrades to seating concepts, expansion of food and beverage offerings, including dine-in theatres, and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of theatres. Typically our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We have increased our 3D enabled screens, including ETX 3D enabled screens, by 24 to 2,171 screens and our IMAX screens by 14 to 124 screens since June 30, 2011; and as of June 28, 2012, approximately 47.2% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 2.5% of our screens were IMAX 3D enabled screens. We are the largest IMAX exhibitor in the world with a 45% market share in the United States and each of our IMAX local installations is protected by geographic exclusivity. On July 16, 2012, we, along with the IMAX Corporation, announced an expansion of our existing joint revenue sharing arrangement to include the installation of 8 confirmed and up to 18 additional IMAX theatres in the United States.

Significant Events

        In July of 2012, we sold 6 of the 8 theatres located in Canada. The operations of these 6 theatres have been eliminated from our ongoing operations during the first quarter of fiscal 2013 and the related assets and liabilities have been classified as held for sale. During the second quarter of fiscal 2013, two theatres with 48 screens were sold under an asset purchase agreement to Empire Theatres Limited and 4 theatres with 86 screens were sold under the share purchase agreement to Cineplex, Inc. The total net proceeds from the sales were approximately $1,421,000, and are subject to working capital and other purchase price adjustments as described in these agreements. We do not have any significant continuing involvement in the operations of these 6 theatres after the disposition. The results of operations of these 6 theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. We are in discussions with the landlords regarding the ongoing operations at the remaining 2 theatres located in Canada.

        On May 20, 2012, Parent and Dalian Wanda Group Co., Ltd., a Chinese private conglomerate, announced that they signed an agreement pursuant to which Wanda will acquire all of the outstanding capital stock of Parent. Upon the closing, Parent and the Company will become wholly owned Subsidiaries of Wanda. The transaction is valued at approximately $2.6 billion. The consummation of the transaction is subject to customary closing conditions. Wanda and Parent expect to complete the transaction at the end of August.

        On April 6, 2012, we redeemed $51,035,000 aggregate principal amount of our 8.00% Senior Subordinated Notes due 2014 (the "Notes due 2014") at a price of $1,000 per $1,000 principal amount. We used the net proceeds from the issuance of the Senior Secured Credit Facility term loans (the "Term Loan due 2018"), which was borrowed on February 22, 2012, to pay for the consideration of the

Cash Tender Offer plus accrued and unpaid interest on the principal amount of the Notes due 2014. We recorded a loss on extinguishment related to the Cash Tender Offer of $121,000 in Other expense during the thirteen weeks ended June 28, 2012.

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

        During our launch of AMC Stubs in the prior fiscal year, admissions and concessions revenues were reduced due to the ramp up in membership causing more rewards to be earned than redeemed. AMC Stubs membership has stabilized during the current fiscal year, resulting in a much less pronounced impact on admissions and concessions revenues. The following table reflects AMC Stubs activity during the thirteen weeks ended June 28, 2012:

			AMC Stubs Revenue for Thirteen Weeks Ended June 28, 2012
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, March 29, 2012	$13,693	$20,961
Membership fees received	6,083	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	3,404	—	(3,404)	—
Concessions	—	9,909	—	—	(9,909)
Rewards redeemed:
Admissions	—	(4,164)	—	4,164	—
Concessions	—	(8,460)	—	—	8,460
Amortization of deferred revenue	(6,220)	—	6,220	—	—

For the period ended or balance as of June 28, 2012	$13,556	$21,650	$6,220	$760	$(1,449)

        The following table reflects AMC Stubs activity during the thirteen weeks ended June 30, 2011:

			AMC Stubs Revenue for Thirteen Weeks Ended June 30, 2011
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, March 31, 2011	$858	$579	$—	$—	$—
Membership fees received	7,529	—	—	—	—
Rewards accumulated, net of expirations:
Admissions	—	3,754	—	(3,754)	—
Concession purchases	—	6,039	—	—	(6,039)
Rewards redeemed:
Admissions	—	(836)	—	836	—
Concessions	—	(1,364)	—	—	1,364
Amortization of deferred revenue	(1,144)	—	1,144	—	—

For the period ended or balance as of June 30, 2011	$7,243	$8,172	$1,144	$(2,918)	$(4,675)

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

	Thirteen Weeks Ended
(In thousands)	June 28, 2012	June 30, 2011	% Change
Revenues
Theatrical exhibition
Admissions	$453,782	$465,739	-2.6%
Concessions	189,461	188,172	0.7%
Other theatre	30,364	21,647	40.3%

Total revenues	$673,607	$675,558	-0.3%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$243,829	$252,599	-3.5%
Concession costs	26,796	25,535	4.9%
Operating expense	171,902	174,194	-1.3%
Rent	113,040	112,531	0.5%
General and administrative expense:
Merger, acquisition and transaction costs	308	612	-49.7%
Management Fee	1,250	1,250	—%
Other	15,326	14,450	6.1%
Depreciation and amortization	48,382	51,639	-6.3%

Operating costs and expenses	$620,833	$632,810	-1.9%

	Thirteen Weeks Ended
	June 28, 2012	June 30, 2011
Operating Data—Continuing Operations:
New theatre screens	—	12
Screen closures	35	42
Average screens—continuing operations(1)	4,798	4,874
Number of screens operated	4,865	4,964
Number of theatres operated	338	351
Screens per theatre	14.4	14.1
Attendance (in thousands)—continuing operations(1)	50,185	52,728

(1)
Includes consolidated theatres only, excludes 6 theatres with 134 screens sold in July 2012 and included in discontinued operations.

        We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as income (loss) from continuing operations plus (i) income tax provisions, (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include any cash distributions of earnings from our equity method investees. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

	Thirteen Weeks Ended
(In thousands)	June 28, 2012	June 30, 2011
Income from continuing operations	$19,855	$1,055
Plus:
Income tax provision	400	525
Interest expense	41,177	41,349
Depreciation and amortization	48,382	51,639
Certain operating expenses(1)	3,596	4,897
Equity in earnings of non-consolidated entities	(8,753)	(496)
Cash distributions from non-consolidated entities(2)	509	2,249
Investment income	(26)	(25)
Other expense(3)	121	340
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	308	612
Management fee	1,250	1,250
Stock-based compensation expense	491	491

Adjusted EBITDA(2)	$107,310	$103,886

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

(3)
Other expense for fiscal 2013 is comprised of expenses on extinguishment of indebtedness related to the redemption of our Notes due 2014 of $121,000. Other expense for fiscal 2012 is comprised of expenses on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $42,000 and expenses related to the modification of the Senior Secured Credit Facility of $298,000.

        Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income (loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA because we believe it provides management and investors with additional information to measure our performance and liquidity, estimate our value and evaluate our ability to service debt. In addition, we use Adjusted EBITDA for incentive compensation purposes.

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

Thirteen Weeks Ended June 28, 2012 and June 30, 2011

        Revenues.    Total revenues decreased 0.3%, or $1,951,000, during the thirteen weeks ended June 28, 2012 compared to the thirteen weeks ended June 30, 2011. Admissions revenues decreased 2.6%, or $11,957,000, during the thirteen weeks ended June 28, 2012 compared to the thirteen weeks ended June 30, 2011, primarily due to a 4.8% decrease in attendance, partially offset by a 2.4% increase in average ticket prices. Total admissions revenues were increased by rewards redeemed, net of deferrals, of $760,000 during the first quarter of fiscal 2013 related to rewards accumulated under AMC Stubs and admissions revenues were reduced by deferrals, net of rewards redeemed, of $2,918,000 during the first quarter of fiscal 2012 related to awards accumulated under AMC Stubs. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of guest rewards. The increase in average ticket price was primarily due to an increase in attendance from 3D and IMAX film product for which we are able to charge more per ticket than for a standard 2D film. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2012 and before giving effect to the net deferral of admissions revenues due to the AMC Stubs guest frequency program) decreased 2.8%, or $12,939,000, during the thirteen weeks ended June 28, 2012 from the comparable period last year, due to decreases in attendance, partially offset by increases in average ticket prices. Concessions revenues increased 0.7%, or $1,289,000, during the thirteen weeks ended June 28, 2012 compared to the thirteen weeks ended June 30, 2011, due to the decrease in net deferral of concession revenues related to the AMC Stubs guest frequency program and a 5.9% increase in average concessions per patron, partially offset by the decrease in attendance. The increase in concessions per patron includes the impact of the decrease in net deferral of concession revenue related to AMC Stubs, concession price increases and the opening of new concession stands with broader and more diverse food and beverage offerings. Total concessions revenues were reduced by a net amount of $1,449,000 and $4,675,000 during the first quarter of fiscal 2013 and fiscal 2012, respectively, related to rewards accumulated under AMC Stubs and deferred to be recognized in future periods upon redemption or expiration of guest rewards. Other theatre revenues increased 40.3%, or $8,717,000, during the thirteen weeks ended June 28, 2012 compared to the thirteen weeks ended June 30, 2011, primarily due to increases in membership fees earned through the AMC Stubs guest frequency program and gift card breakage income recognized under the Proportional Method. During the thirteen weeks ended June 30, 2011, gift card breakage income was recognized under the Remote Method.

        Operating Costs and Expenses.    Operating costs and expenses decreased 1.9%, or $11,977,000, during the thirteen weeks ended June 28, 2012 compared to the thirteen weeks ended June 30, 2011. Film exhibition costs decreased 3.5%, or $8,770,000, during the thirteen weeks ended June 28, 2012 compared to the thirteen weeks ended June 30, 2011 primarily due to the decrease in admissions revenues and the decrease in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 53.7% in the current period and 54.2% in the prior period. Concession costs increased 4.9%, or $1,261,000, during the thirteen weeks ended June 28, 2012 compared to the thirteen weeks ended June 30, 2011 due to the increase in concession costs as a percentage of concession revenues and the increase in concession revenues. As a percentage of concessions revenues, concession costs were 14.1% in the current period compared with 13.6% in the prior period, primarily due to concession cost increases, size increases and a shift in product mix to premium items that generate higher sales and lower percentage margins. As a percentage of revenues, operating expense was 25.5% in the current period as compared to 25.8% in the prior period, primarily due to decreases in theatre salaries and property taxes, partially offset by increases in repairs and maintenance (due to increases in the number of digital projection systems), RealD license fees and IMAX expense. Rent expense increased 0.5%, or $509,000, during the thirteen weeks ended June 28, 2012 compared to the thirteen weeks ended June 30, 2011.

General and Administrative Expense:

        Merger, Acquisition and Transaction Costs.    Merger, acquisition and transaction costs were $308,000 during the thirteen weeks ended June 28, 2012 compared to $612,000 during the thirteen weeks ended June 30, 2011.

        Management Fees.    Management fees were unchanged during the thirteen weeks ended June 28, 2012. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased 6.1%, or $876,000, during the thirteen weeks ended June 28, 2012 compared to the thirteen weeks ended June 30, 2011 due primarily to increases in annual incentive compensation expense and pension expense.

        Depreciation and Amortization.    Depreciation and amortization decreased 6.3%, or $3,257,000, compared to the prior period resulting from theatre closures and the declining net book value of theatre assets.

        Other Expense.    Other expense for fiscal 2013 is comprised of expenses on extinguishment of indebtedness related to the redemption of our Notes due 2014 of $121,000. Other expense for fiscal 2012 is comprised of expenses on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $42,000 and expenses related to the modification of the Senior Secured Credit Facility of $298,000.

        Interest Expense.    Interest expense was essentially unchanged for the thirteen weeks ended June 28, 2012 and June 30, 2011, respectively.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities were $8,753,000 in the current period compared to equity in earnings of $496,000 in the prior period. The increase in equity in earnings of non-consolidated entities was primarily due to equity earnings related to Open Road Releasing, LLC as a result of the DVD film release, The Grey, and increases in earnings from DCIP, partially offset by decreases in earnings and distributions received from NCM. See Note 4—Investments for further information.

        Income Tax Provision.    The income tax provision from continuing operations was a provision of $400,000 for the thirteen weeks ended June 28, 2012 and $525,000 for the thirteen weeks ended June 30, 2011. See Note 7—Income Taxes for further information.

        Loss from Discontinued Operations, Net.    In July of 2012, we sold 6 of the 8 theatres located in Canada. In addition, on December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the 6 Canada theatres and the Cinemex theatres have been classified as discontinued operations for all periods presented. See Note 2—Discontinued Operations for further information.

        Net Income.    Net income was $18,184,000 and $285,000 for the thirteen weeks ended June 28, 2012 and June 30, 2011, respectively. Net income during the thirteen weeks ended June 28, 2012 was positively impacted by the increase in AMC Stubs membership fees earned, the increase in gift card breakage income recognized under the Proportional Method, the decrease in depreciation and amortization, and the increase in equity in earnings of non-consolidated entities. Net income was negatively impacted by the decrease in attendance during the thirteen weeks ended June 28, 2012.

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

        The Proposed Acquisition by Wanda will constitute a "change of control" under the indentures governing our outstanding Notes due 2014. If the closing of the Proposed Acquisition occurs, we currently intend to retire or redeem all of our outstanding Notes due 2014 at par on the earliest practicable date following the closing, using a combination of cash on hand and funds contributed to us by Wanda.

        On June 22, 2012, we announced we had received the requisite consents from holders of each of our Notes due 2019 and our Notes due 2020 and, together, (the "Notes") for (i) a waiver of the requirement for us to comply with the "change of control" covenant in each of the Indenture governing the Notes due 2019 and the Indenture governing the Notes due 2020 and, together, (the "Indentures") in connection with the Proposed Acquisition (the "Waivers"), including the Company's obligation to make a "change of control offer" in connection with the Proposed Acquisition with respect to each series of Notes, and (ii) certain amendments to the Indentures to reflect the change in ownership going forward by adding Wanda and its affiliates to the definition of "Permitted Holder" under each of the Indentures. We entered into supplemental indentures to give effect to the Waivers and certain amendments to the Indentures, which will become operative upon payment of the applicable consent fee immediately prior to the closing of the Proposed Acquisition. The holders of each of the Notes due 2019 and Notes due 2020, who validly consented to the Waiver and the proposed amendments, will be eligible to receive a consent fee of $2.50 per $1,000 principal amount at the closing date of the Proposed Acquisition.

        On July 2, 2012, we entered into a waiver and fourth amendment to our credit agreement dated as of January 26, 2006 (the "Credit Agreement") to, among, other things: (i) waive a certain specified default that would otherwise occur upon the change of control effected by the Proposed Acquisition, (ii) permit us to change our fiscal year after completion of the Proposed Acquisition, (iii) reflect the change in ownership going forward by restating the definition of "Permitted Holder" to include only Wanda and its affiliates under the Credit Agreement in connection with the Proposed Acquisition, (iv) provide for a minimum LIBOR percentage of 1.00%, from, and only after, the completion of the Proposed Acquisition, to the Credit Facility term loans due December 2016 ("Term Loan due 2016"), and (v) provide for an interest rate of L+375 basis points to the Credit Facility term loans due January 2018 ("Term Loan due 2018"), from and only after, the completion of the Proposed Acquisition. The current applicable margin for borrowings under the Term Loan due 2016 is 3.25% with respect to LIBOR borrowings and the applicable margin for borrowings under the Term Loan due 2018 is 4.25%, which is based on LIBOR plus 3.25% and is subject to a 1.00% minimum LIBOR rate with respect to LIBOR borrowings.

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors will be entitled to receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of June 28, 2012, the Company estimates that this amount would be $20,924,000. As a result of a change of control transaction, the Company would no longer pay the annual management fee of $5,000,000 to the Sponsors.

        We believe that cash generated from operations, existing cash and equivalents and funds contributed to us by Wanda will be sufficient to fund operations and planned capital expenditures and debt retirements for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility and our Notes due 2014, 8.75% Senior Notes due 2019 (the "Notes due 2019"), and 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020").

Cash Flows provided by Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $20,904,000 and $75,327,000 during the thirteen weeks ended June 28, 2012 and June 30, 2011, respectively. The decrease in cash flows provided by operating activities for the thirteen weeks ended June 28, 2012 was primarily due to an increase in payments on film rent payables, accounts payables, annual incentive compensation, accrued interest payable, and a decrease in deferred revenues. We had working capital deficit as of June 28, 2012 and March 29, 2012 of $152,050,000 and $177,720,000, respectively. Working capital includes $165,604,000 and $174,355,000 of deferred revenues and income as of June 28, 2012 and March 29, 2012, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $180,402,000 on our Credit Facility to meet these obligations as of June 28, 2012.

Cash Flows used in Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $17,015,000 and $51,754,000, during the thirteen weeks ended June 28, 2012 and June 30, 2011, respectively. Cash outflows from investing activities include capital expenditures of $19,070,000 and $32,018,000 during the thirteen weeks ended June 28, 2012 and June 30, 2011, respectively. Our capital expenditures primarily consisted of maintaining our theatre circuit, technology upgrades, strategic growth initiatives and remodels. We expect that our gross cash outflows for capital expenditures will be approximately $110,000,000 to $130,000,000 for fiscal 2013.

        We made partnership investments (received returns of capital) in non-consolidated entities accounted for under the equity method of approximately $(1,522,000) and $19,509,000, during the thirteen weeks ended June 28, 2012 and June 30, 2011, respectively.

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

Cash Flows used in Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $74,600,000 and $9,819,000 during the thirteen weeks ended June 28, 2012 and June 30, 2011, respectively. Financing activities consist of construction payables, deferred financing costs, and principal payments under the Notes due 2014, Term Loan and capital and financial lease obligations.

        During the thirteen weeks ended June 28, 2012, we made principal payments of $51,035,000 related to our Notes due 2014 Cash Tender Offer. See Note 9—Corporate Borrowings for further information.

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended March 29, 2012 for certain information about our Senior Secured Credit Facility, our Notes due 2014, our Notes due 2019, and our Notes due 2020.

        Each indenture relating to our notes (Notes due 2014, Notes due 2019, and Notes due 2020) allows us to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows us to incur any amount of additional debt as long as we can satisfy the applicable coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indenture for the Notes due 2014 (our most restrictive indenture), we could borrow approximately $330,100,000 (assuming an interest rate of 8.75% per annum on the additional indebtedness) in addition to specified permitted indebtedness at June 28, 2012. If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the Senior Secured Credit Facility, no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to the Notes due 2014.

        As of June 28, 2012, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2014, the Notes due 2019, and the Notes due 2020.

Investment in NCM LLC

        We hold an investment in 15.47% of NCM LLC accounted for following the equity method as of June 28, 2012. The estimated fair market value of these units was approximately $250,675,000, based upon the publically quoted price per share of NCM, Inc. on June 28, 2012 of $14.47 per share. Because we have little tax basis in these units, the sale of all these units at June 28, 2012 would require us to report taxable income of approximately $355,669,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Commitments and Contingencies

        The Company has commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in the Company's Form 10-K for the year ended March 29, 2012. Since March 29, 2012 there have been no material changes to the commitments and contingencies of the Company outside the ordinary course of business.

New Accounting Pronouncements

        See Note 12—New Accounting Pronouncements to these condensed consolidated financial statements for further information regarding recently issued accounting standards.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk.

        Market risk on variable-rate financial instruments.    We maintain a Senior Secured Credit Facility comprised of a $192,500,000 revolving credit facility and Senior Secured Term Loans due 2016 and 2018. The senior Secured Credit Facility permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of June 28, 2012 and had an aggregate principal of $768,342,000 outstanding under the Senior Secured Term Loans due 2016 and 2018 as of June 28, 2012. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $1,942,000 during the thirteen weeks ended June 28, 2012.

        Market risk on fixed-rate financial instruments.    Included in long-term corporate borrowings are outstanding principal amounts of $140,000,000 of our Notes due 2014, $600,000,000 of our Notes due 2019, and $600,000,000 of our Notes due 2020. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2014, Notes due 2019, and Notes due 2020 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2014, Notes due 2019, and Notes due 2020.

        Foreign currency exchange rates.    We currently operate theatres in Canada and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive loss. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens, comparative translated earnings from foreign operations increase. A 10% increase in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would increase earnings before income taxes by approximately $252,000 for the thirteen weeks ended June 28, 2012 and decrease accumulated other comprehensive loss by approximately $9,059,000 as of June 28, 2012. A 10% decrease in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would decrease earnings before income taxes by approximately $308,000 for the thirteen weeks ended June 28, 2012 and increase accumulated other comprehensive loss by approximately $11,072,000 as of June 28, 2012.

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

Item 1A.    Risk Factors

        Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 29, 2012.

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
4.1
Second Supplemental Indenture, dated as of June 21, 2012, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, between AMC Entertainment Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 22, 2012).
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
4.4
Fourth Supplemental Indenture, dated as of June 21, 2012, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019, between AMC Entertainment Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 22, 2012).
4.5
Waiver and Amendment No. 4 to Credit Agreement, dated July 2, 2012 by and between AMC Entertainment Inc. and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 3, 2012).
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

AMC ENTERTAINMENT INC.
Date: August 10, 2012	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President
Date: August 10, 2012	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer