Form 10-Q
period 2012-09-27
AMC ENTERTAINMENT INC
filed 2012-11-09
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2012
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of September 27, 2012
Common Stock, 1¢ par value	1

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended (unaudited)			Twenty-six Weeks Ended (unaudited)
	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Thirteen Weeks Ended September 29, 2011	From Inception August 31, 2012 through September 27, 2012	March 30, 2012 through August 30, 2012	Twenty-six Weeks Ended September 29, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Revenues
Admissions	$76,356	$364,449	$459,985	$76,356	$816,031	$923,470
Concessions	32,365	153,580	182,517	32,365	342,130	369,759
Other theatre	5,785	17,672	28,207	5,785	47,911	49,730

Total revenues	114,506	535,701	670,709	114,506	1,206,072	1,342,959

Operating costs and expenses
Film exhibition costs	34,659	193,812	248,188	34,659	436,539	499,693
Concession costs	4,778	20,727	24,520	4,778	47,326	49,873
Operating expense	46,059	126,599	181,943	46,059	297,328	354,880
Rent	33,493	77,040	112,330	33,493	189,086	223,819
General and administrative:
Merger, acquisition and transaction costs	538	375	724	538	683	1,336
Management fee	—	1,250	1,250	—	2,500	2,500
Other	7,269	11,699	13,801	7,269	27,025	28,251
Depreciation and amortization	16,602	32,637	50,991	16,602	80,971	102,570

Operating costs and expenses	143,398	464,139	633,747	143,398	1,081,458	1,262,922

Operating income (loss)	(28,892)	71,562	36,962	(28,892)	124,614	80,037
Other expense (income)
Other expense	49	839	24	49	960	364
Interest expense:
Corporate borrowings	10,241	27,855	40,171	10,241	67,614	80,022
Capital and financing lease obligations	442	972	1,493	442	2,390	2,991
Equity in (earnings) losses of non-consolidated entities	3,378	1,208	4,801	3,378	(7,545)	4,305
Investment income	(1)	(15)	(10)	(1)	(41)	(35)

Total other expense	14,109	30,859	46,479	14,109	63,378	87,647

Earnings (loss) from continuing operations before income taxes	(43,001)	40,703	(9,517)	(43,001)	61,236	(7,610)
Income tax provision	100	2,100	545	100	2,500	1,070

Earnings (loss) from continuing operations	(43,101)	38,603	(10,062)	(43,101)	58,736	(8,680)
Gain (loss) from discontinued operations, net of income taxes	58	37,613	(161)	58	35,664	(1,258)

Net earnings (loss)	$(43,043)	$76,216	$(10,223)	$(43,043)	$94,400	$(9,938)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(in thousands)

	Thirteen Weeks Ended (unaudited)			Twenty-six Weeks Ended (unaudited)
	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Thirteen Weeks Ended September 29, 2011	From Inception August 31, 2012 through September 27, 2012	March 30, 2012 through August 30, 2012	Twenty-six Weeks Ended September 29, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Net earnings (loss)	$(43,043)	$76,216	$(10,223)	$(43,043)	$94,400	$(9,938)
Foreign currency translation adjustment	(895)	8,973	5,644	(895)	11,935	5,011
Pension and other benefit adjustments:
Prior service credit arising during the period	—	—	—	—	771	—
Amortization of net loss included in net periodic benefit costs	—	404	2	—	987	3
Amortization of prior service credit included in net periodic benefit costs	—	(183)	(222)	—	(448)	(445)
Unrealized gain (loss) on marketable securities:
Unrealized holding loss arising during the period	(731)	(6,136)	(16,752)	(731)	(4,167)	(21,641)
Less: reclassification adjustment for gains included in investment income	(1)	(18)	(13)	(1)	(44)	(13)

Other comprehensive earnings (loss)	(1,627)	3,040	(11,341)	(1,627)	9,034	(17,085)

Total comprehensive earnings (loss)	$(44,670)	$79,256	$(21,564)	$(44,670)	$103,434	$(27,023)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 27, 2012	March 29, 2012
	(Successor)	(Predecessor)
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$156,674	$272,337
Receivables, net	27,411	43,550
Other current assets	80,815	87,866

Total current assets	264,900	403,753
Property, net	1,059,707	883,697
Intangible assets, net	239,314	135,024
Goodwill	2,160,678	1,923,667
Other long-term assets	443,627	291,851

Total assets	$4,168,226	$3,637,992

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$147,600	$195,938
Accrued expenses and other liabilities	145,402	149,334
Deferred revenues and income	118,332	174,355
Current maturities of corporate borrowings and capital and financing lease obligations	10,772	61,846

Total current liabilities	422,106	581,473
Corporate borrowings	2,077,957	2,087,495
Capital and financing lease obligations	57,932	59,413
Deferred revenues—for exhibitor services agreement	321,504	328,442
Other long-term liabilities	531,586	426,829

Total liabilities	3,411,085	3,483,652

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	801,811	444,336
Accumulated other comprehensive loss	(1,627)	(20,203)
Accumulated deficit	(43,043)	(269,793)

Total stockholder's equity	757,141	154,340

Total liabilities and stockholder's equity	$4,168,226	$3,637,992

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twenty-six Weeks Ended (unaudited)
	From Inception August 31, 2012 through September 27, 2012	March 30, 2012 through August 30, 2012	Twenty-six Weeks Ended September 29, 2011
	(Successor)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net earnings (loss)	$(43,043)	$94,400	$(9,938)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	16,602	81,234	103,171
Theatre and other closure expense	434	11,753	4,066
Gain on dispositions	(74)	(48,245)	—
Equity in earnings and losses from non-consolidated entities, net of distributions	3,421	(495)	14,553
Change in assets and liabilities:
Receivables	2,773	11,766	(4,461)
Other assets	(31,618)	36,770	(2,538)
Accounts payable	12,814	(58,027)	(6,695)
Accrued expenses and other liabilities	8,226	(50,473)	13,270
Other, net	(1,660)	814	(3,687)

Net cash provided by (used in) operating activities	(32,125)	79,497	107,741

Cash flows from investing activities:
Capital expenditures	(10,638)	(40,116)	(56,508)
Merger	3,110	—	—
Proceeds from sale/leaseback of digital projection equipment	—	—	953
Investments in non-consolidated entities, net	(13)	1,589	(21,699)
Proceeds from the disposition of long-term assets	107	7,291	801
Other, net	(442)	205	(237)

Net cash used in investing activities	(7,876)	(31,031)	(76,690)

Cash flows from financing activities:
Repurchase of Senior Subordinated Notes due 2014	—	(191,035)	—
Deferred financing costs	—	(2,378)	(585)
Principal payments under capital and financing lease obligations	(222)	(1,298)	(1,869)
Principal payments under Term Loan	—	(4,002)	(1,625)
Capital contribution	100,000	—	—
Change in construction payables	(1,245)	(23,575)	(4,194)

Net cash provided by (used in) financing activities	98,533	(222,288)	(8,273)
Effect of exchange rate changes on cash and equivalents	(389)	16	853

Net increase (decrease) in cash and equivalents	58,143	(173,806)	23,631
Cash and equivalents at beginning of period	98,531	272,337	301,158

Cash and equivalents at end of period	$156,674	$98,531	$324,789

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2012

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        AMC Entertainment® Inc. ("AMCE" or the "Company") is an intermediate holding company, which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries, (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States, Canada, China (Hong Kong), and the United Kingdom. AMCE is a wholly owned subsidiary of AMC Entertainment Holdings, Inc. ("Parent") and an indirect, wholly owned subsidiary of Dalian Wanda Group Co., Ltd. ("Wanda"), a Chinese private conglomerate.

        Parent and Wanda completed a merger, (the "Merger"), on August 30, 2012 in which Wanda acquired all of the outstanding capital stock of Parent. A change of control of the Company occurred pursuant to the Merger. Parent merged with Wanda Film Exhibition Co. Ltd., ("Merger Subsidiary"), a wholly-owned indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Parent with Parent continuing as the surviving corporation and as a wholly-owned indirect subsidiary of Wanda. Prior to the Merger, Parent was owned by J.P. Morgan Partners, LLC and certain related investment funds ("JPMP"), Apollo Management, L.P. and certain related investment funds ("Apollo"), affiliates of Bain Capital Partners ("Bain"), The Carlyle Group ("Carlyle") and Spectrum Equity Investors ("Spectrum") (collectively the "Sponsors"). The merger consideration totaled $701,811,000, with an estimated transaction value of approximately $2,748,018,000. Funding for the merger consideration was obtained by Merger Subsidiary pursuant to bank borrowings and cash contributed by Wanda.

        In connection with the change of control discussed above, the Company's assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, the Company's financial statement presentations herein distinguish between a predecessor period, ("Predecessor"), for periods prior to the Merger and a successor period, ("Successor"), for periods subsequent to the Merger. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date. The consolidated financial statements presented herein are those of its Successor from its inception on August 31, 2012 through September 27, 2012, and those of its Predecessor for all periods prior to the Merger date. As a result of the application of "push down" accounting at the time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable. See Note 2—Merger for additional information regarding the Merger.

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 29, 2012. The March 29, 2012 consolidated balance sheet data was derived from the audited balance sheet included in the Form 10-K, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the twenty-six weeks ended September 27, 2012 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

March 28, 2013. The Company manages its business under one operating segment called Theatrical Exhibition.

        Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) Impairments, (2) Film exhibition costs, (3) Income and operating taxes, (4) Theatre and other closure expense (5) Gift card and packaged ticket breakage and (6) Estimates of fair value for assets and liabilities in connection with the application of "push down" accounting. Actual results could differ from those estimates.

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

NOTE 2—MERGER

        Parent and Wanda, a Chinese private conglomerate, completed a Merger on August 30, 2012 in which Wanda acquired all of the outstanding capital stock of Parent. Parent merged with Wanda Film Exhibition Co. Ltd., ("Merger Subsidiary"), a wholly-owned indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Parent with Parent continuing as the surviving corporation and as a wholly-owned indirect subsidiary of Wanda. The merger consideration totaled $701,811,000 with $700,000,000 invested by Wanda and $1,811,000 invested by members of management. Wanda also acquired cash, corporate borrowings and capital and financing lease obligations in connection with the Merger as described below.

        As a result of the Merger and related change of control, the Company applied "push down" accounting which requires allocation of the Merger consideration to the estimated fair values of the

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 2—MERGER (Continued)

assets and liabilities acquired in the Merger. The allocation of Merger consideration was based on management's judgment after evaluating several factors, including a preliminary valuation assessment. The allocation of Merger consideration is preliminary and subject to changes as an appraisal of both tangible and intangible assets and liabilities is finalized. The appraisals which are not yet finalized include measurements including a combination of income and market approaches. The preliminary allocation represents managements' current best estimate of fair value, but these amounts could change as additional information is obtained and evaluated. The following is a summary of the preliminary allocation of the Merger consideration:

(In thousands)	Total
Cash	$101,641
Receivables, net	28,278
Other current assets	51,090
Property, net(1)	1,062,115
Intangible assets, net(2)	240,200
Goodwill(3)	2,160,678
Other long-term assets(4)	448,785
Accounts payable	(134,186)
Accrued expenses and other liabilities	(138,606)
Deferred revenues and income(5)	(117,841)
Corporate borrowings(6)	(2,086,926)
Capital and financing lease obligations	(60,922)
Deferred revenues—for exhibitor services agreement(7)	(322,620)
Other long-term liabilities(8)	(529,875)

Total estimated Merger consideration	$701,811

Corporate borrowings	2,086,926
Capital and financing lease obligations	60,922
Less: cash	(101,641)

Total estimated transaction value	$2,748,018

(1)
Property, net consists of real estate leasehold improvements and furniture, fixtures and equipment recorded at fair value.

(2)
Intangible assets consist of a trade name, a non-compete agreement, management contracts, National CineMedia, LLC ("NCM") tax receivable agreement, and favorable leases. See Note 4—Goodwill and Other Intangible Assets for further information.

(3)
Goodwill represents the excess of the Merger consideration over the net assets recognized and represents the future expected economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Amounts recorded for goodwill are not subject to amortization and will not be deductible for tax purposes.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 2—MERGER (Continued)

(4)
Other long-term assets include equity method investments, real estate and marketable equity securities recorded at fair value. Other long-term assets include net deferred tax assets resulting from temporary differences that arose as a result of the preliminary allocation of the Merger consideration and valuation allowance established at the Merger date for those deferred tax assets that management believes are not "more likely than not" of being realized. In determining the valuation allowance, management evaluated the expected future reversal of deferred tax assets and liabilities, and available tax planning strategies that are prudent and feasible.

(5)
Deferred revenues and income include deferred revenues related to the sales of gift cards, packaged tickets and AMC Stubs memberships and rewards recorded at fair value.

(6)
Corporate borrowings include borrowings under the Senior Secured Credit Facility-Term Loan due 2016, the Senior Secured Credit Facility-Term Loan due 2018, the 8.75% Senior Fixed Rate Notes due 2019 and the 9.75% Senior Subordinated Notes due 2020 recorded at fair value.

(7)
Deferred revenues for Exhibitor Services Agreement reflect the Company's long-term advertising arrangement with NCM recorded at fair value.

(8)
Other long-term liabilities consist of certain theatre leases that have been identified as unfavorable, deferred rent related to post Merger escalations of minimum rentals, adjustments for pension and postretirement medical plan liabilities and deferred RealD Inc. lease incentive recorded at fair value. Other long-term liabilities include deferred tax liabilities resulting from indefinite temporary differences that arose primarily from the application of "push down" accounting.

        The fair value measurement of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, market comparables, and quoted market prices. Quoted market prices and observable market based inputs were used to estimate the fair value of corporate borrowings (Level 2) and the Company's investments in NCM and RealD Inc. common stock (Level 1).

        The unaudited pro forma financial information presented below sets forth the Company's historical statements of operations for the periods indicated and gives effect to the Merger as if "push down" accounting had been applied as of the beginning of fiscal 2012. Such information is presented for comparative purposes to the Consolidated Statements of Operations only and does not purport to

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 2—MERGER (Continued)

represent what the Company's results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Pro forma June 29, 2012 through September 27, 2012	Pro forma July 01, 2011 through September 29, 2011	Pro forma March 30, 2012 through September 27, 2012	Pro forma March 29, 2011 through September 29, 2011
	(unaudited)		(unaudited)
Revenues
Admissions	$440,805	$459,985	$892,387	$923,470
Concessions	185,945	182,517	374,495	369,750
Other theatre	24,158	20,661	47,691	38,237

Total revenues	650,908	663,163	1,314,573	1,331,457

Operating Costs and Expenses
Film exhibition costs	228,471	248,188	471,198	499,693
Concession costs	25,505	24,520	52,104	49,873
Operating expense	175,134	183,972	348,029	359,144
Rent	109,674	110,503	220,279	219,982
General and administrative:
Merger, acquisition and transaction costs	913	724	1,221	1,336
Management fee	—	—	—	—
Other	18,747	14,020	33,755	28,699
Depreciation and amortization	51,050	52,291	101,162	105,170

Operating costs and expenses	609,494	634,218	1,227,748	1,263,897

Operating income	41,414	28,945	86,825	67,560
Other expense (income)
Other expense	888	24	1,009	364
Interest expense
Corporate borrowings	34,184	35,484	69,097	70,735
Capital and financing lease obligations	1,414	1,493	2,832	2,991
Equity in (earnings) losses of non-consolidated entities	1,993	3,304	(6,592)	236
Investment expense	283	289	556	69

Total other expense	38,762	40,594	66,902	74,395

Earnings (loss) from continuing operations before income taxes	2,652	(11,649)	19,923	(6,835)
Income tax provision (benefit)	4,100	(255)	3,200	1,370

Earnings (loss) from continuing operations	(1,448)	(11,394)	16,723	(8,205)
Earnings (loss) from discontinued operations	37,671	(161)	35,722	(1,258)

Net earnings (loss)	$36,223	$(11,555)	$52,445	$(9,463)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 2—MERGER (Continued)

        The following are statements of Stockholder's Equity for the Successor from Inception on August 31, 2012 through September 27, 2012 and for the Predecessor from March 29, 2012 through August 30, 2012.

Predecessor from March 29, 2012 through August 30, 2012

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholder's Equity
(In thousands, except share and per share data)	Shares	Amount
Balance, March 29, 2012	1	$—	$444,336	$(20,203)	$(269,793)	$154,340
Comprehensive loss:
Net earnings	—	—	—	—	94,400	94,400
Comprehensive earnings	—	—	—	9,034	—	9,034
Stock-based compensation	—	—	830	—	—	830

Balance August 30, 2012	1	$—	$445,166	$(11,169)	$(175,393)	$258,604

Successor from Inception on August 31, 2012 through September 27, 2012

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholder's Equity
(In thousands, except share and per share data)	Shares	Amount
Balance, August 31, 2012	1	$—	$—	$—	$—	$—
Net loss	—	—	—	—	(43,043)	(43,043)
Comprehensive earnings	—	—	—	(1,627)	—	(1,627)
Merger consideration	—	—	701,811	—	—	701,811
Capital contributions from Wanda	—	—	100,000	—	—	100,000

Balance September 27, 2012	1	$—	$801,811	$(1,627)	$(43,043)	$757,141

        The merger consideration represents total consideration of $700,000,000 invested by Wanda and $1,811,000 invested by members of management.

        The Merger on August 30, 2012, triggered the payment of an aggregate of $32,340,000 for success fees to financial advisors, bond amendment consent fees, professional and consulting fees, payments for cancellation of stock based compensation and management success bonuses that were contingent on the consummation of the Merger. The Company has determined that its accounting policy for any cost that will be triggered by the consummation of the Merger is to recognize the cost when the Merger is consummated. Accordingly, the fees discussed above have not been recorded in the Consolidated Statement of Operations for the Predecessor period since that statement depicts the results of operations just prior to consummation of the transaction. In addition, since the Successor period reflects the effects of push-down accounting, these costs have also not been recorded as an expense in the Successor period. However, the costs were reflected in the purchase accounting adjustments which were applied in arriving at the opening balances of the Successor.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 2—MERGER (Continued)

Corporate Borrowings

        Notes due 2014.    On April 6, 2012, the Company redeemed $51,035,000 aggregate principal amount of its 8.00% Senior Subordinated Notes due 2014 (the "Notes due 2014") pursuant to a cash tender offer at a price of $1,000 per $1,000 principal amount. The Company used the net proceeds from the issuance of the Senior Secured Credit Facility term loans (the "Term Loan due 2018"), which was borrowed on February 22, 2012, to pay for the consideration of the cash tender offer plus accrued and unpaid interest on the principal amount of the Notes due 2014. On August 30, 2012, prior to the consummation of the Merger, the Company issued a call notice for all of its remaining outstanding Notes due 2014 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, to the redemption date. On August 30, 2012, the Company irrevocably deposited $141,027,000, plus accrued interest to September 1, 2012 with a trustee to satisfy and to discharge its obligations under the Notes due 2014 and its indenture. The Company used a combination of cash on hand and funds contributed by Wanda. The Company recorded a loss on redemption of $1,337,000 prior to the Merger related to the extinguishment of the Notes due 2014.

        Consent Solicitation and Senior Secured Credit Facility Amendment.    On June 22, 2012, the Company announced it had received the requisite consents from holders of each of its 8.75% Senior Notes due 2019 (the "Notes due 2019") and its 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020" and, collectively with the Notes due 2019, the "Notes") for (i) a waiver of the requirement for AMCE to comply with the "change of control" covenant in each of the Indenture governing the Notes due 2019 and the Indenture governing the Notes due 2020 and, together, (the "Indentures") in connection with the Merger (the "Waivers"), including the Company's obligation to make a "change of control offer" in connection with the Merger with respect to each series of Notes, and (ii) certain amendments to the Indentures to reflect the change in ownership going forward by adding Wanda and its affiliates to the definition of "Permitted Holder" under each of the Indentures. The Company entered into supplemental indentures to give effect to the Waivers and certain amendments to the Indentures, which became operative upon payment of the applicable consent fee immediately prior to the closing of the Merger. The holders of each of the Notes due 2019 and Notes due 2020, who validly consented to the Waiver and the proposed amendments, received a consent fee of $2.50 per $1,000 principal amount at the closing date of the Merger. The total consent fees of $2,376,000 were reflected in the purchase accounting fair value adjustments which were applied in arriving at the opening balances of the Successor.

        On July 2, 2012, the Company entered into a waiver and fourth amendment to its Senior Secured Credit Facility dated as of January 26, 2006 to, among other things: (i) waive a certain specified default that would otherwise occur upon the change of control effected by the Merger, (ii) permit AMCE to change its fiscal year after completion of the Merger, (iii) reflect the change in ownership going forward by restating the definition of "Permitted Holder" to include only Wanda and its affiliates under the Senior Secured Credit Facility in connection with the Merger, (iv) provide for a minimum LIBOR percentage of 1.00%, from, and only after, the completion of the Merger, in determining the interest rate to the Senior Secured Credit Facility term loans due December 2016 ("Term Loan due 2016"), and (v) provide for an interest rate of LIBOR plus 375 basis points to the Senior Secured Credit Facility term loans due January 2018 ("Term Loan due 2018"), from and only after, the completion of the

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 2—MERGER (Continued)

Merger. The current interest rates for borrowings under the Term Loan due 2016 is 4.25%, which is based on LIBOR plus 3.25% and is subject to a 1.00% minimum LIBOR rate with respect to LIBOR borrowings, and the interest rates for borrowings under the Term Loan due 2018 is 4.75%, which is based on LIBOR plus 3.75% and is subject to a 1.00% minimum LIBOR rate with respect to LIBOR borrowings.

        Financial Covenants.    As of September 27, 2012, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2020, and the Notes due 2019.

NOTE 3—DISCONTINUED OPERATIONS

        In August of 2012, the Company closed one theatre with 20 screens located in Canada. The Company paid the landlord $7,562,000 to terminate the lease agreement. Also, the Company sold one theatre with 12 screens located in the United Kingdom in August of 2012. The proceeds received from the sale was $395,000, and is subject to working capital and other purchase price adjustments as described in the asset purchase agreement.

        In July of 2012, the Company sold six theatres with 134 screens located in Canada. The aggregate total proceeds from the sales were approximately $1,472,000, and are subject to working capital and other purchase price adjustments.

        The Company recorded gains, net of lease termination expense, on the disposition of the seven Canada theatres and the one United Kingdom theatre of approximately $39,000,000, primarily due to the write-off of long-term lease liabilities extinguished in connection with the sales and closure. The Company does not have any significant continuing involvement in the operations of these theatres after the disposition. The results of operations of these theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification.

        In December of 2008, the Company sold all of its interests in Cinemex, which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. ("Entretenimiento"). As of September 27, 2012, the Company estimates that it is contractually entitled to receive an additional $6,416,000 of the purchase price related to tax payments and refunds. While the Company believes it is entitled to these amounts from Cinemex, the collection will require litigation, which was initiated by the Company on April 30, 2010. Resolution could take place over a prolonged period. In fiscal 2010, as a result of the litigation, the Company established an allowance for doubtful accounts related to this receivable and directly charged off the receivable amount as uncollectible. The Company does not have any significant continuing involvement in the operations of the Cinemex theatres after the disposition. Any purchase price tax collections received or legal fees paid related to the sale of the Cinemex theatres have been classified as discontinued operations for all periods presented.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 3—DISCONTINUED OPERATIONS (Continued)

        Components of amounts reflected as (earnings) loss from discontinued operations in the Company's Consolidated Statements of Operations are presented in the following table:

	Thirteen Weeks Ended			Twenty-six Weeks Ended
(In thousands)	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Thirteen Weeks Ended September 29, 2011	From Inception August 31, 2012 through September 27, 2012	March 30, 2012 through August 30, 2012	Twenty-six Weeks Ended September 29, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Revenues
Admissions	$—	$3,465	$15,519	$—	$16,389	$30,124
Concessions	—	1,306	5,719	—	6,099	11,041
Other theatre	—	107	932	—	548	1,328

Total revenues	—	4,878	22,170	—	23,036	42,493

Operating costs and expenses
Film exhibition costs	—	1,852	8,054	—	8,706	15,764
Concession costs	—	342	1,086	—	1,252	1,989
Operating expense	—	9,424	6,845	—	15,592	13,638
Rent	—	1,435	5,969	—	7,322	11,737
Depreciation and amortization	—	22	362	—	263	601
(Gain) loss on disposition	(58)	(47,000)	18	(58)	(46,951)	27

Operating (income) costs and expenses	(58)	(33,925)	22,334	(58)	(13,816)	43,756

Operating income (loss)	58	38,803	(164)	58	36,852	(1,263)
Investment income	—	(10)	(3)	—	(12)	(5)

Total other expense	—	(10)	(3)	—	(12)	(5)

Earnings (loss) before income taxes	58	38,813	(161)	58	36,864	(1,258)
Income tax provision	—	1,200	—	—	1,200	—

Net earnings (loss)	$58	$37,613	$(161)	$58	$35,664	$(1,258)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill is presented below.

(In thousands)	Total
Balance as of March 29, 2012 and August 30, 2012	$1,923,667
Increase in Goodwill as a result of the Merger consideration	237,011

Balance as of September 27, 2012	$2,160,678

        Detail of other intangible assets is presented below:

		September 27, 2012		March 29, 2012
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Favorable leases	1 to 25 years	$98,500	$(622)	$108,177	$(63,683)
Guest frequency program	—	—	—	46,000	(44,206)
Loews' trade name	—	—	—	2,300	(2,300)
Management contracts	1 to 8 years	4,800	(75)	35,400	(29,931)
Non-compete agreement	3 years	3,800	(97)	6,406	(2,365)
NCM tax receivable agreement	24 years	28,700	(92)
Other intangible assets		—	—	13,309	(13,139)

Total, amortizable		$135,800	$(886)	$211,592	$(155,624)

Unamortized Intangible Assets:
AMC trademark		$104,400		$74,000
Kerasotes trade names		—		5,056

Total, unamortizable		$104,400		$79,056

        Amortization expense associated with the intangible assets noted above is as follows:

	Thirteen Weeks Ended			Twenty-six Weeks Ended
(In thousands)	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Thirteen Weeks Ended September 29, 2011	From Inception August 31, 2012 through September 27, 2012	March 30, 2012 through August 30, 2012	Twenty-six Weeks Ended September 29, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Recorded amortization	$886	$2,049	$3,446	$886	$5,016	$6,891

        Estimated annual amortization for the next five fiscal years for intangible assets is projected below:

(In thousands)	2014	2015	2016	2017	2018
Projected annual amortization	$14,258	$14,128	$12,948	$11,794	$11,122

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 5—STOCKHOLDER'S EQUITY

        AMCE has one share of Common Stock issued as of September 27, 2012, which is owned by Parent.

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but prior to the Merger, Parent had adopted a stock-based compensation plan. The Company has recorded stock-based compensation expense of $339,000 and $827,000 within general and administrative: other for the period June 29, 2012 through August 30, 2012 and the thirteen weeks ended September 29, 2011, respectively and $830,000 and $1,318,000 for the period March 30, 2012 through August 30, 2012 and the twenty-six weeks ended September 29, 2011, respectively. Upon the change in control as a result of the Merger, all of the stock options and restricted stock interests under both the amended and restated 2004 Stock Option Plan and the 2010 Equity Incentive Plan were cancelled and holders received payments of approximately $7,035,000. See Note 2—Merger for additional information regarding the settlement of stock options and restricted stock interests. Subsequent to the Merger, the Company currently has no stock-based compensation arrangements.

2010 Equity Incentive Plan

        Prior to the Merger, the 2010 Equity Incentive Plan ("Plan") provided for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, other stock-based awards or performance-based compensation awards. The Company accounted for stock options using the fair value method of accounting and had elected to use the simplified method for estimating the expected term of "plain vanilla" share option grants, as it did not have enough historical experience to provide a reasonable estimate.

        The award agreements, which consisted of grants of non-qualified stock options, restricted stock (time vesting), and restricted stock (performance vesting) to certain of its employees under the 2010 Equity Incentive Plan, generally had the following features, subject to discretionary approval by Parent's compensation committee:

  •
  Non-Qualified Stock Option Award Agreement:  Twenty-five percent of the options were to vest on each of the first four anniversaries of the date of grant. The stock options have a ten year term from the date of grant. The vested and unvested stock options were cancelled immediately prior to the closing of the Merger with Wanda. Holders of such options received payments for each option equal to the difference (if any) between the per share consideration received in the Merger and the exercise price of their options.

  •
  Restricted Stock Award Agreement (Time Vesting):  The restricted shares were to vest on the fourth anniversary of the date of grant. The restricted stock (time vesting) awards were cancelled immediately prior to the closing of the Merger with Wanda. Holders of such restricted stock (time vesting) received payments for each restricted share equal to the per share consideration received in the Merger.

  •
  Restricted Stock Award Agreement (Performance Vesting):  In fiscal 2011, the Board approved the award of 5,542 shares of restricted stock (performance vesting), of which 1,346 shares and 1,372

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 5—STOCKHOLDER'S EQUITY (Continued)

    shares were granted in fiscal 2012 and fiscal 2011, respectively. Approximately one-fourth of the total restricted shares of 5,542 approved by the Board were to have been granted each year over a four-year period starting in fiscal 2011. Each grant had a vesting term of approximately one year conditioned upon the Company meeting certain pre-established annual performance targets. The fiscal 2013 and fiscal 2014 shares have not been granted per ASC 718-10-55-95 as the Compensation Committee has not approved the performance target for the restricted stock due to the Merger with Wanda. The unvested restricted stock (performance vesting) awards for fiscal 2013 and fiscal 2014 were cancelled immediately prior to the closing of the Merger. Holders of unvested restricted stock awards received payments for each restricted share equal to the per share consideration received in the Merger.

        A summary of stock option activity is as follows:

	Number of Shares(1)	Weighted Average Exercise Price Per Share
Outstanding at March 29, 2012	35,678.168	$449.88
Granted	—	—
Cancelled	(35,678.168)	449.88

Outstanding at August 30, 2012	—	$—

Exercisable at August 30, 2012	—	$—

(1)
Includes shares previously granted under the amended and restated 2004 Stock Option Plan. On July 23, 2010, the Board determined that the Company would no longer grant any awards of shares of common stock of the Company under the amended and restated 2004 Stock Option Plan.

        The following table represents the unvested restricted stock (time vesting) and (performance vesting) activity for the twenty-two weeks ended August 30, 2012:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at March 29, 2012	5,366	$752.00
Granted	—	—
Cancelled	(5,366)	752.00

Unvested at August 30, 2012	—	$—

(1)
As discussed above, since there was not a grant of restricted stock (performance vesting) shares during fiscal 2013, there was no unvested restricted stock (performance vesting) shares reported in this table.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 6—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for following the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of September 27, 2012, include a 15.47% interest in NCM, a 50% interest in two U.S. theatres and one IMAX screen, a 26.22% equity interest in Movietickets.com ("MTC"), a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"), and a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC ("ORF"). The Company sold its 50% interest in Midland Empire Partners, LLC in June 2012. Indebtedness held by equity method investees is non-recourse to the Company.

        RealD Inc. Common Stock.    The Company holds an investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1).

Equity in Earnings of Non-Consolidated Entities

        Condensed financial information of the company's non-consolidated equity method investments for the thirteen weeks ended September 27, 2012 and September 29, 2011 is shown below:

	June 29, 2012 through August 30, 2012
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$121,500	$29,385	$9,663	$6,231	$166,779
Operating costs and expenses	59,600	22,405	30,895	5,605	118,505

Net earnings (loss)	$61,900	$6,980	$(21,232)	$626	$48,274

	From Inception August 31, 2012 through September 27, 2012
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$22,200	$13,598	$21,311	$2,572	$59,681
Operating costs and expenses	21,200	11,903	29,177	3,043	65,323

Net earnings (loss)	$1,000	$1,695	$(7,866)	$(471)	$(5,642)

	Thirteen Weeks Ended September 29, 2011
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$135,973	$32,212	$4,998	$13,606	$186,789
Operating costs and expenses	79,267	37,567	27,127	12,910	156,871

Net earnings (loss)	$56,706	$(5,355)	$(22,129)	$696	$29,918

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

        Condensed financial information of the company's non-consolidated equity method investments for the twenty-six weeks ended September 27, 2012 and September 29, 2011 is shown below:

	March 30, 2012 through August 30, 2012
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$231,600	$71,560	$42,563	$14,680	$360,403
Operating costs and expenses	167,900	55,378	55,395	14,820	293,493

Net earnings (loss)	$63,700	$16,182	$(12,832)	$(140)	$66,910

	From Inception August 31, 2012 through September 27, 2012
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$22,200	$13,598	$21,311	$2,572	$59,681
Operating costs and expenses	21,200	11,903	29,177	3,043	65,323

Net earnings (loss)	$1,000	$1,695	$(7,866)	$(471)	$(5,642)

	Twenty-six Weeks Ended September 29, 2011
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$249,936	$61,362	$4,998	$18,178	$334,474
Operating costs and expenses	155,668	71,409	29,391	17,734	274,202

Net earnings (loss)	$94,268	$(10,047)	$(24,393)	$444	$60,272

        The components of the Company's recorded equity in earnings (losses) of non-consolidated entities are as follows:

	Thirteen Weeks Ended			Twenty-six Weeks Ended
(In thousands)	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Thirteen Weeks Ended September 29, 2011	From Inception August 31, 2012 through September 27, 2012	March 30, 2012 through August 30, 2012	Twenty-six Weeks Ended September 29, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
National CineMedia, LLC	$116	$7,027	$7,275	$116	$7,473	$10,514
Digital Cinema Implementation Partners, LLC	541	2,132	(1,438)	541	4,941	(2,936)
Open Road Releasing, LLC	(3,933)	(10,616)	(11,065)	(3,933)	(6,416)	(12,197)
Other	(102)	249	427	(102)	1,547	314

The Company's recorded equity in earnings (losses)	$(3,378)	$(1,208)	$(4,801)	$(3,378)	$7,545	$(4,305)

        DCIP Transactions.    As of September 27, 2012 and March 29, 2012, the Company had recorded $885,000 and $1,437,000 respectively, of amounts due from DCIP related to equipment purchases made

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

on behalf of DCIP for the installation of digital projection systems. After the projectors are installed and the Company is reimbursed for its installation costs, the Company will make capital contributions to DCIP for projector and installation costs in excess of the cap ($68,000 per system for digital conversions). The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years, including scheduled escalations of rent to commence after six and one-half years from the inception of the agreement. The difference between the cash rent and straight-line rent is recorded to deferred rent, a long-term liability account. As of September 27, 2012 and March 29, 2012, the Company had recorded $85,000 and $5,003,000 of deferred rent liability, respectively. The Company recorded digital equipment rental expense for continuing operations of $377,000, $1,485,000, and $1,678,000 for the period August 31, 2012 through September 27, 2012, the period June 29, 2012 through August 30, 2012, and the thirteen weeks ended September 29, 2011, respectively. The Company recorded digital equipment rental expense for continuing operations of $377,000, $3,624,000 and $3,180,000 for the period August 31, 2012 through September 27, 2012, the period March 30, 2012 through August 30, 2012, and the twenty-six weeks ended September 29, 2011, respectively.

        Open Road Films Transactions.    As of September 27, 2012 and March 29, 2012, the Company had recorded $1,630,000 and $597,000 of amounts due from Open Road Films for promoted content and has recorded $2,667,000 and $1,843,000 of amounts payable for film rentals, respectively. The Company earns a percentage of the gross profits of certain films distributed by Open Road Films for promoted content by providing marketing services (including trailer coverage, website advertising and other promotional materials). The Company receives a distribution for promoted content annually and records the earned amount of promoted content monthly as a credit to film exhibition costs. The Company has incurred gross film exhibition costs on titles distributed by Open Road Films of $2,223,000, $448,000, and $1,065,000 for the period August 31, 2012 through September 27, 2012, the period June 29, 2012 through August 30, 2012, and the thirteen weeks ended September 29, 2011, respectively. The Company has incurred gross film exhibition costs on titles distributed by Open Road Films of $2,223,000, $1,550,000, and $1,065,000 for the period August 31, 2012 through September 27, 2012, the period March 30, 2012 through August 30, 2012, and the twenty-six weeks ended September 29, 2011, respectively.

        NCM Transactions.    As of September 27, 2012, the Company owns 17,323,782 units, or a 15.47% interest, in NCM. As a founding member, the Company has the ability to exercise significant influence over the governance of NCM, and, accordingly accounts for its investment following the equity method. The estimated fair market value of the units in NCM was approximately $286,709,000, based on the publically quoted price per share of NCM, Inc. on September 27, 2012 of $16.55 per share.

        As of September 27, 2012 and March 29, 2012, the Company had recorded $1,149,000 and $1,909,000 respectively, of amounts due from NCM related to on-screen advertising revenue and theatre rent. As of September 27, 2012 and March 29, 2012, the Company had recorded $705,000 and $1,823,000 respectively, of amounts due to NCM related to the Exhibitor Services Agreement. The Company recorded revenues for advertising from NCM of $2,201,000, $5,088,000, and $6,133,000 for the period August 31, 2012 through September 27, 2012, the period June 29, 2012 through August 30, 2012, and the thirteen weeks ended September 29, 2011, respectively. The Company recorded NCM

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

advertising expenses related to beverage advertising of $577,000, $6,326,000, and $7,198,000 for the period August 31, 2012 through September 27, 2012, the period March 30, 2012 through August 30, 2012, and the twenty-six weeks ended September 29, 2011, respectively.

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings of NCM during the twenty-six weeks ended September 27, 2012:

(In thousands)	Investment in NCM(1)	Deferred Revenue(2)	Cash Received	Equity in (Earnings)	Advertising (Revenue)
Ending balance March 29, 2012	$71,517	$(328,442)
Receipt of excess cash distributions	(1,701)	—	$6,667	$(4,966)	$—
Change in interest loss	(16)	—	—	16	—
Amortization of deferred revenue	—	2,367	—	—	(2,367)
Equity in earnings(3)	2,523	—	—	(2,523)	—

Ending balance August 30, 2012	$72,323	$(326,075)	$6,667	$(7,473)	$(2,367)

Purchase Price Adjustment	177,832	3,453
Amortization of deferred revenue	—	1,118	—	—	(1,118)
Equity in earnings(3)	116	—	—	(116)	—

Ending balance September 27, 2012	$250,271	$(321,504)	$—	$(116)	$(1,118)

(1)
Represents AMC's investment through the date of the Merger on August 30, 2012 in 519,979 common membership units originally valued at March 27, 2008, 224,828 common membership units originally valued at March 17, 2009, 70,424 common membership units originally valued at March 17, 2010, and 3,601,811 common membership units originally valued at June 14, 2010 received under the Common Unit Adjustment Agreement dated as of February 13, 2007 (Tranche 2 Investments). AMC's investment in 12,906,740 common membership units (Tranche 1 Investment) is carried at zero cost through the date of the Merger on August 30, 2012. Subsequent to the date of the Merger, AMC has one investment in NCM which includes 17,323,782 membership units recorded at fair value (Level 1) August 30, 2012 in connection with the Merger.

(2)
Represents the unamortized portion of the Exhibitor Services Agreement (ESA) modifications payment received from NCM. Such amounts are being amortized to revenues over the remainder of the 30 year term of the ESA ending in 2036, using a units-of-revenue method, as described in ASC 470-10-35 (formerly EITF 88-18, Sales of Future Revenues). In connection with the Merger on August 30, 2012, the deferred revenue amounts related to the ESA were adjusted to estimated fair value.

(3)
Represents equity in earnings on the Tranche 2 investments only through August 30, 2012. Subsequent to August 30, 2012, AMC has one investment in NCM which includes 17,323,782 membership units recorded at fair value (Level 1) at August 30, 2012 in connection with the Merger.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

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

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of September 27, 2012:

		Fair Value Measurements at September 27, 2012 Using
(In thousands)	Total Carrying Value at September 27, 2012	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money Market Mutual Funds	$84	$84	$—	$—
Equity securities, available-for-sale:
RealD Inc. Common Stock	11,042	11,042	—	—
Mutual Fund Large U.S. Equity	2,086	2,086	—	—
Mutual Fund Small/Mid U.S. Equity	558	558	—	—
Mutual Fund Broad U.S. Equity	48	48	—	—
Mutual Fund Balance	140	140	—	—
Mutual Fund Fixed Income	337	337	—	—

Total assets at fair value	$14,295	$14,295	$—	$—

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. The unrealized loss on the equity securities recorded in accumulated other comprehensive loss as of September 27, 2012 was approximately $732,000.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at September 27, 2012 Using
(In thousands)	Total Carrying Value at September 27, 2012	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current Maturities of Corporate Borrowings	$8,004	$—	$8,051	$—
Corporate Borrowings	2,077,957	—	2,100,148	—

        Valuation Technique.    Quoted market prices were used to estimate fair value.

NOTE 8—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure is as follows:

	Twenty-six Weeks Ended
(In thousands)	From Inception August 31, 2012 through September 27, 2012	March 30, 2012 through August 30, 2012	Twenty-six Weeks Ended September 29, 2011
	(Successor)	(Predecessor)	(Predecessor)
Beginning balance	$62,935	$65,471	$73,852
Theatre and other closure expense—continuing operations	434	4,191	4,066
Theatre and other closure expense—discontinued operations	—	7,562	—
Transfer of lease liability	—	(697)	528
Foreign currency translation adjustment	648	(38)	(1,125)
Cash payments	(871)	(13,554)	(7,928)

Ending balance	$63,146	$62,935	$69,393

        During the Predecessor period of March 30, 2012 through August 30, 2012, the Company recognized $4,191,000 of theatre and other closure expense primarily related to the early termination of a lease agreement and accretion on previously closed properties with remaining lease obligations. In addition, the Company closed one theatre with 20 screens located in Canada and paid the landlord $7,562,000 to terminate the lease agreement. See Note 3—Discontinued Operations for additional information.

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 9—INCOME TAXES

        The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Twenty-six Weeks Ended
(In thousands)	From Inception August 31, 2012 through September 27, 2012	March 30, 2012 through August 30, 2012	Twenty-six Weeks Ended September 29, 2011
	(Successor)	(Predecessor)	(Predecessor)
Income tax expense at the federal statutory rate	$(15,050)	$21,450	$(2,665)
Effect of:
State income taxes	100	2,500	1,070
Permanent items	—	100	140
Change in ASC 740 (formally FIN 48) reserve	—	—	(1,435)
Valuation allowance	15,050	(21,550)	3,960

Income tax expense	$100	$2,500	$1,070

Effective income tax rate	(0.2)%	4.1%	(14.1)%

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

        The current period decrease related to ASC 740, Income Taxes, (formally FIN 48) reserve includes increases for the current year positions of $600,000 and decreases related to cash settlements of $900,000.

        The state tax provision was for the states that impose their income based taxes on a separate legal entity calculation, that impose a margin tax or that have suspended the use of net operating loss carryforwards into the current tax year.

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

        The measurement date used to determine pension and other postretirement benefits was March 29, 2012 for the Predecessor period and August 30, 2012 for the Successor period.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 10—EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended September 27, 2012 and September 29, 2011 consists of the following:

	Pension Benefits			Other Benefits
(In thousands)	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Thirteen Weeks Ended September 29, 2011	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Thirteen Weeks Ended September 29, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$14	$31	$45	$14	$30	$38
Interest cost	349	803	1,160	72	178	294
Expected return on plan assets	(339)	(741)	(1,117)	—	—	—
Amortization of net loss	—	368	2	—	36	—
Amortization of prior service credit	—	—	—	—	(183)	(222)

Net periodic benefit cost	$24	$461	$90	$86	$61	$110

        Net periodic benefit cost recognized for the plans during the twenty-six weeks ended September 27, 2012 and September 29, 2011 consists of the following:

	Pension Benefits			Other Benefits
(In thousands)	From Inception August 31, 2012 through September 27, 2012	March 30, 2012 through August 30, 2012	Twenty-six Weeks Ended September 29, 2011	From Inception August 31, 2012 through September 27, 2012	March 30, 2012 through August 30, 2012	Twenty-six Weeks Ended September 29, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$14	$76	$90	$14	$74	$75
Interest cost	349	1,962	2,320	72	435	589
Expected return on plan assets	(339)	(1,811)	(2,233)	—	—	—
Amortization of net loss	—	899	3	—	88	—
Amortization of prior service credit	—	—	—	—	(448)	(445)

Net periodic benefit cost	$24	$1,126	$180	$86	$149	$219

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered. Each of the subsidiary guarantors are 100% owned by AMCE. The subsidiary guarantees of AMCE's Notes due 2019 and Notes due 2020 are full and unconditional and joint and several. There are significant restrictions on the Company's ability to obtain funds from any of its subsidiaries through dividends, loans or advances. The Company and its subsidiary guarantor's investments in its consolidated subsidiaries are presented under the equity method of accounting.

Successor From Inception on August 31, 2012 through September 27, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$76,090	$266	$—	$76,356
Concessions	—	32,264	101	—	32,365
Other theatre	—	5,758	27	—	5,785

Total revenues	—	114,112	394	—	114,506

Operating Costs and Expenses
Film exhibition costs	—	34,565	94	—	34,659
Concession costs	—	4,755	23	—	4,778
Operating expense	(11)	45,778	292	—	46,059
Rent	—	33,332	161	—	33,493
General and administrative:
Merger, acquisition and transaction costs	—	538	—	—	538
Management fee	—	—	—	—	—
Other	—	7,277	(8)	—	7,269
Depreciation and amortization	—	16,598	4	—	16,602

Operating costs and expenses	(11)	142,843	566	—	143,398

Operating income (loss)	11	(28,731)	(172)	—	(28,892)
Other expense (income)
Equity in net losses of subsidiaries	44,380	289	—	(44,669)	—
Other expense	—	49	—	—	49
Interest expense:
Corporate borrowings	10,273	11,679	—	(11,711)	10,241
Capital and financing lease obligations	—	442	—	—	442
Equity in losses of non-consolidated entities	112	3,253	13	—	3,378
Investment income	(11,711)	(1)	—	11,711	(1)

Total other expense	43,054	15,711	13	(44,669)	14,109

Loss from continuing operations before income taxes	(43,043)	(44,442)	(185)	44,669	(43,001)
Income tax provision	—	100	—	—	100

Loss from continuing operations	(43,043)	(44,542)	(185)	44,669	(43,101)
Earnings (loss) from discontinued operations, net of income taxes	—	162	(104)	—	58

Net loss	$(43,043)	$(44,380)	$(289)	$44,669	$(43,043)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor From June 29, 2012 through August 30, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$363,672	$777	$—	$364,449
Concessions	—	153,239	341	—	153,580
Other theatre	—	17,616	56	—	17,672

Total revenues	—	534,527	1,174	—	535,701

Operating Costs and Expenses
Film exhibition costs	—	193,391	421	—	193,812
Concession costs	—	20,656	71	—	20,727
Operating expense	(2)	125,957	644	—	126,599
Rent	—	76,713	327	—	77,040
General and administrative:
Merger, acquisition and transaction costs	—	375	—	—	375
Management fee	—	1,250	—	—	1,250
Other	—	11,687	12	—	11,699
Depreciation and amortization	—	32,629	8	—	32,637

Operating costs and expenses	(2)	462,658	1,483	—	464,139

Operating income (loss)	2	71,869	(309)	—	71,562
Other expense (income)
Equity in net earnings of subsidiaries	(73,930)	(14,205)	—	88,135	—
Other expense	—	839	—	—	839
Interest expense:
Corporate borrowings	27,601	35,662	—	(35,408)	27,855
Capital and financing lease obligations	—	972	—	—	972
Equity in losses of non-consolidated entities	14	1,083	111	—	1,208
Investment income	(29,899)	(5,524)	—	35,408	(15)

Total other expense	(76,214)	18,827	111	88,135	30,859

Earnings (loss) from continuing operations before income taxes	76,216	53,042	(420)	(88,135)	40,703
Income tax provision	—	2,100	—	—	2,100

Earnings (loss) from continuing operations	76,216	50,942	(420)	(88,135)	38,603
Earnings from discontinued operations, net of income taxes	—	22,988	14,625	—	37,613

Net earnings	$76,216	$73,930	$14,205	$(88,135)	$76,216

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor thirteen weeks ended September 29, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$457,379	$2,606	$—	$459,985
Concessions	—	181,726	791	—	182,517
Other theatre	—	28,013	194	—	28,207

Total revenues	—	667,118	3,591	—	670,709

Operating Costs and Expenses
Film exhibition costs	—	247,022	1,166	—	248,188
Concession costs	—	24,356	164	—	24,520
Operating expense	—	180,244	1,699	—	181,943
Rent	—	111,581	749	—	112,330
General and administrative:
Merger, acquisition and transaction costs	85	639	—	—	724
Management fee	—	1,250	—	—	1,250
Other	—	13,804	(3)	—	13,801
Depreciation and amortization	—	50,909	82	—	50,991

Operating costs and expenses	85	629,805	3,857	—	633,747

Operating income (loss)	(85)	37,313	(266)	—	36,962
Other expense (income)
Equity in net losses of subsidiaries	13,920	303	—	(14,223)	—
Other expense	—	24	—	—	24
Interest expense:
Corporate borrowings	40,165	51,016	—	(51,010)	40,171
Capital and financing lease obligations	—	1,493	—	—	1,493
Equity in (earnings) losses of non-consolidated entities	(220)	4,903	118	—	4,801
Investment income	(43,727)	(7,293)	—	51,010	(10)

Total other expense	10,138	50,446	118	(14,223)	46,479

Loss from continuing operations before income taxes	(10,223)	(13,133)	(384)	14,223	(9,517)
Income tax provision	—	545	—	—	545

Loss from continuing operations	(10,223)	(13,678)	(384)	14,223	(10,062)
Earnings (loss) from discontinued operations, net of income taxes	—	(242)	81	—	(161)

Net loss	$(10,223)	$(13,920)	$(303)	$14,223	$(10,223)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor From Inception on August 31, 2012 through September 27, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$76,090	$266	$—	$76,356
Concessions	—	32,264	101	—	32,365
Other theatre	—	5,758	27	—	5,785

Total revenues	—	114,112	394	—	114,506

Operating Costs and Expenses
Film exhibition costs	—	34,565	94	—	34,659
Concession costs	—	4,755	23	—	4,778
Operating expense	(11)	45,778	292	—	46,059
Rent	—	33,332	161	—	33,493
General and administrative:
Merger, acquisition and transaction costs	—	538	—	—	538
Management fee	—	—	—	—	—
Other	—	7,277	(8)	—	7,269
Depreciation and amortization	—	16,598	4	—	16,602

Operating costs and expenses	(11)	142,843	566	—	143,398

Operating income (loss)	11	(28,731)	(172)	—	(28,892)
Other expense (income)
Equity in net losses of subsidiaries	44,380	289	—	(44,669)	—
Other expense	—	49	—	—	49
Interest expense:
Corporate borrowings	10,273	11,679	—	(11,711)	10,241
Capital and financing lease obligations	—	442	—	—	442
Equity in losses of non-consolidated entities	112	3,253	13	—	3,378
Investment income	(11,711)	(1)	—	11,711	(1)

Total other expense	43,054	15,711	13	(44,669)	14,109

Loss from continuing operations before income taxes	(43,043)	(44,442)	(185)	44,669	(43,001)
Income tax provision	—	100	—	—	100

Loss from continuing operations	(43,043)	(44,542)	(185)	44,669	(43,101)
Earnings (loss) from discontinued operations, net of income taxes	—	162	(104)	—	58

Net loss	$(43,043)	$(44,380)	$(289)	$44,669	$(43,043)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor From March 30, 2012 through August 30, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$814,034	$1,997	$—	$816,031
Concessions	—	341,260	870	—	342,130
Other theatre	—	47,771	140	—	47,911

Total revenues	—	1,203,065	3,007	—	1,206,072

Operating Costs and Expenses
Film exhibition costs	—	435,526	1,013	—	436,539
Concession costs	—	47,142	184	—	47,326
Operating expense	28	295,708	1,592	—	297,328
Rent	—	188,283	803	—	189,086
General and administrative:
Merger, acquisition and transaction costs	—	683	—	—	683
Management fee	—	2,500	—	—	2,500
Other	—	27,013	12	—	27,025
Depreciation and amortization	—	80,944	27	—	80,971

Operating costs and expenses	28	1,077,799	3,631	—	1,081,458

Operating income (loss)	(28)	125,266	(624)	—	124,614
Other expense (income)
Equity in net earnings of subsidiaries	(88,759)	(15,269)	—	104,028	—
Other expense	—	960	—	—	960
Interest expense:
Corporate borrowings	67,366	87,133	—	(86,885)	67,614
Capital and financing lease obligations	—	2,390	—	—	2,390
Equity in (earnings) losses of non-consolidated entities	60	(6,382)	(1,223)	—	(7,545)
Investment income	(73,095)	(13,831)	—	86,885	(41)

Total other expense	(94,428)	55,001	(1,223)	104,028	63,378

Earnings from continuing operations before income taxes	94,400	70,265	599	(104,028)	61,236
Income tax provision	—	2,500	—	—	2,500

Earnings from continuing operations	94,400	67,765	599	(104,028)	58,736
Earnings from discontinued operations, net of income taxes	—	20,994	14,670	—	35,664

Net earnings	$94,400	$88,759	$15,269	$(104,028)	$94,400

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

Predecessor twenty-six weeks ended September 29, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$918,783	$4,687	$—	$923,470
Concessions	—	368,283	1,476	—	369,759
Other theatre	—	49,333	397	—	49,730

Total revenues	—	1,336,399	6,560	—	1,342,959

Operating Costs and Expenses
Film exhibition costs	—	497,602	2,091	—	499,693
Concession costs	—	49,576	297	—	49,873
Operating expense	—	351,412	3,468	—	354,880
Rent	—	222,402	1,417	—	223,819
General and administrative:
Merger, acquisition and transaction costs	85	1,251	—	—	1,336
Management fee	—	2,500	—	—	2,500
Other	—	28,218	33	—	28,251
Depreciation and amortization	—	102,414	156	—	102,570

Operating costs and expenses	85	1,255,375	7,462	—	1,262,922

Operating income (loss)	(85)	81,024	(902)	—	80,037
Other expense (income)
Equity in net losses of subsidiaries	16,866	1,149	—	(18,015)	—
Other expense	—	364	—	—	364
Interest expense:
Corporate borrowings	80,039	101,952	—	(101,969)	80,022
Capital and financing lease obligations	—	2,991	—	—	2,991
Equity in (earnings) losses of non-consolidated entities	(312)	4,234	383	—	4,305
Investment income	(87,265)	(14,739)	—	101,969	(35)

Total other expense	9,328	95,951	383	(18,015)	87,647

Loss from continuing operations before income taxes	(9,413)	(14,927)	(1,285)	18,015	(7,610)
Income tax provision	525	545	—	—	1,070

Loss from continuing operations	(9,938)	(15,472)	(1,285)	18,015	(8,680)
Earnings (loss) from discontinued operations, net of income taxes	—	(1,394)	136	—	(1,258)

Net loss	$(9,938)	$(16,866)	$(1,149)	$18,015	$(9,938)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

Successor as of September 27, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$300	$114,901	$41,473	$—	$156,674
Receivables, net	19	27,289	103	—	27,411
Other current assets	—	79,325	1,490	—	80,815

Total current assets	319	221,515	43,066	—	264,900
Investment in equity of subsidiaries	779,003	16,145	—	(795,148)	—
Property, net	—	1,059,630	77	—	1,059,707
Intangible assets, net	—	239,314	—	—	239,314
Intercompany advances	2,104,173	(2,104,704)	531	—	—
Goodwill	—	2,160,678	—	—	2,160,678
Other long-term assets	2,589	440,540	498	—	443,627

Total assets	$2,886,084	$2,033,118	$44,172	$(795,148)	$4,168,226

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$147,181	$419	$—	$147,600
Accrued expenses and other liabilities	42,982	102,145	275	—	145,402
Deferred revenues and income	—	118,316	16	—	118,332
Current maturities of corporate borrowings and capital and financing lease obligations	8,004	2,768	—	—	10,772

Total current liabilities	50,986	370,410	710	—	422,106
Corporate borrowings	2,077,957	—	—	—	2,077,957
Capital and financing lease obligations	—	57,932	—	—	57,932
Deferred revenues—for exhibitor services agreement	—	321,504	—	—	321,504
Other long-term liabilities	—	504,269	27,317	—	531,586

Total liabilities	2,128,943	1,254,115	28,027	—	3,411,085
Stockholder's equity	757,141	779,003	16,145	(795,148)	757,141

Total liabilities and stockholder's equity	$2,886,084	$2,033,118	$44,172	$(795,148)	$4,168,226

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

Predecessor as of March 29, 2012:

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

Successor From Inception on August 31, 2012 through September 27, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$20,371	$(4,454)	$(48,042)	$—	$(32,125)

Cash flows from investing activities:
Capital expenditures	—	(10,639)	1	—	(10,638)
Merger	—	3,110	—	—	3,110
Investments in non-consolidated entities, net	—	—	(13)	—	(13)
Proceeds from the disposition of long-term assets	—	129	(22)	—	107
Other, net	—	(442)	—	—	(442)

Net cash used in investing activities	—	(7,842)	(34)	—	(7,876)

Cash flows from financing activities:
Principal payments under capital and financing lease obligations	—	(222)	—	—	(222)
Capital contribution	100,000	—	—	—	100,000
Change in construction payables	—	(1,245)	—	—	(1,245)
Change in intercompany advances	(120,362)	69,505	50,857	—	—

Net cash provided by (used in) financing activities	(20,362)	68,038	50,857	—	98,533

Effect of exchange rate changes on cash and equivalents	—	3,833	(4,222)	—	(389)

Net increase in cash and equivalents	9	59,575	(1,441)	—	58,143
Cash and equivalents at beginning of period	291	55,326	42,914	—	98,531

Cash and equivalents at end of period	$300	$114,901	$41,473	$—	$156,674

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

Predecessor March 30, 2012 through August 30, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(3,735)	$82,423	$809	$—	$79,497

Cash flows from investing activities:
Capital expenditures	—	(40,095)	(21)	—	(40,116)
Investments in non-consolidated entities, net	—	(17)	1,606	—	1,589
Proceeds from the disposition of long-term assets	—	7,134	157	—	7,291
Other, net	—	205	—	—	205

Net cash provided by (used in) investing activities	—	(32,773)	1,742	—	(31,031)

Cash flows from financing activities:
Repurchase of Senior Subordinated Notes due 2014	(191,035)	—	—	—	(191,035)
Deferred financing costs	(2,378)	—	—	—	(2,378)
Principal payments under capital and financing lease obligations	—	(1,298)	—	—	(1,298)
Principal payments under Term Loan	(4,002)	—	—	—	(4,002)
Change in construction payables	—	(23,575)	—	—	(23,575)
Change in intercompany advances	200,755	(200,872)	117	—	—

Net cash provided by (used in) financing activities	3,340	(225,745)	117	—	(222,288)

Effect of exchange rate changes on cash and equivalents	—	(588)	604	—	16

Net increase (decrease) in cash and equivalents	(395)	(176,683)	3,272	—	(173,806)
Cash and equivalents at beginning of period	686	232,009	39,642	—	272,337

Cash and equivalents at end of period	$291	$55,326	$42,914	$—	$98,531

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

Predecessor twenty-six weeks ended September 29, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$13,470	$94,603	$(332)	$—	$107,741

Cash flows from investing activities:
Capital expenditures	—	(56,358)	(150)	—	(56,508)
Proceeds from sale/leaseback of digital projection equipment	—	953	—	—	953
Investments in non-consolidated entities, net	1,049	(22,747)	(1)	—	(21,699)
Proceeds from the disposition of long-term assets	—	801	—	—	801
Other, net	—	(237)	—	—	(237)

Net cash provided by (used in) investing activities	1,049	(77,588)	(151)	—	(76,690)

Cash flows from financing activities:
Deferred financing costs	(585)	—	—	—	(585)
Principal payments under capital and financing lease obligations	—	(1,869)	—	—	(1,869)
Principal payments under Term Loan	(1,625)	—	—	—	(1,625)
Change in construction payables	—	(4,194)	—	—	(4,194)
Change in intercompany advances	(12,309)	12,067	242	—	—

Net cash provided by (used in) financing activities	(14,519)	6,004	242	—	(8,273)

Effect of exchange rate changes on cash and equivalents	—	759	94	—	853

Net increase in cash and equivalents	—	23,778	(147)	—	23,631
Cash and equivalents at beginning of period	—	261,096	40,062	—	301,158

Cash and equivalents at end of period	$—	$284,874	$39,915	$—	$324,789

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

September 27, 2012

(Unaudited)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

had failed to provide persons in wheelchairs seating arrangements with lines-of-sight comparable to the general public. The Department alleged various non-line-of-sight violations as well.

        The Company and the Department reached a settlement regarding the extent of betterments and remedies required for line-of-sight violations which the trial court approved on November 29, 2010. On January 21, 2003, the trial court entered summary judgment in favor of the Department on the non-line-of-sight matters. On December 5, 2003, the trial court entered a consent order and final judgment on non-line-of-sight issues under which the Company agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. The Company estimates the unpaid cost of such betterments to be approximately $4,863,000.

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

NOTE 13—NEW ACCOUNTING PRONOUNCEMENTS

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles-Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, ("ASU 2012-02"). Under this amendment, an entity will have an option to first assess the qualitative factors to determine whether the existence of events and

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 13—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820)—Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, ("ASU 2011-04"). This ASU will require disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. ASU 2011-04 will be effective during interim and annual periods beginning after December 15, 2011 and was effective for the Company as of the beginning of fiscal 2013. See Note 7—Fair Value Measurements for the required disclosures.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 27, 2012

(Unaudited)

NOTE 14—RELATED PARTY TRANSACTIONS

Amended and Restated Fee Agreement

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors were entitled to receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. The Sponsors waived their right to the payment described above that was triggered by the Merger. As a result of the Merger, the Company ceased paying the annual management fee of $5,000,000 to the Sponsors.

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

Overview

        We are one of the world's leading theatrical exhibition companies. During the twenty-six weeks ended September 27, 2012, we permanently closed four theatres with 40 screens in the U.S., permanently closed one theatre operated pursuant to a joint venture with 6 screens, temporarily closed one theatre and 31 screens in the U.S. to remodel into dine-in theatres, re-opened 13 screens that were previously closed to remodel into dine-in theatres and sold or closed 7 theatres with 154 screens located in Canada and one theatre with 12 screens in the UK. As of September 27, 2012, we owned, operated or had interests in 332 theatres and 4,804 screens.

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

        Technical innovation has allowed us to enhance the consumer experience through premium formats such as IMAX, 3D and other large screen formats. When combined with our major markets' customer base, the operating flexibility of digital technology will enhance our capacity utilization and dynamic pricing capabilities. This will enable us to achieve higher ticket prices for premium formats and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We will continue to broaden our content offerings and enhance the guest experience through the installation of additional IMAX, and ETX (our proprietary large screen format) and the presentation of attractive alternative content as well as substantial upgrades to seating concepts.

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

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions, substantial upgrades to seating concepts, expansion of food and beverage offerings, including dine-in theatres, and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of theatres. Typically our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. As of September 27, 2012, we have 2,163 3D enabled screens, including ETX 3D enabled screens, and 125 IMAX screens, of which approximately 47.6% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 2.6% of our screens were IMAX 3D enabled screens. We are the largest IMAX exhibitor in the world with a 45% market share in the United States, and each of our IMAX local installations is protected by geographic exclusivity. On July 16, 2012, we, along with the IMAX Corporation, announced an expansion of our existing joint revenue sharing arrangement to include the installation of 8 confirmed and up to 18 additional IMAX theatres in the United States.

Significant Events

        In July and August of 2012, we sold 6 and closed 1 of the 8 theatres located in Canada. One theatre with 20 screens was closed prior to the end of the lease term and we made a payment to the landlord to terminate this lease for $7,562,000. Two theatres with 48 screens were sold under an asset purchase agreement to Empire Theatres Limited and 4 theatres with 86 screens were sold under the share purchase agreement to Cineplex, Inc. The total net proceeds from the sales were approximately $1,472,000, and are subject to working capital and other purchase price adjustments. The operations of these 7 theatres have been eliminated from our ongoing operations during fiscal 2013. We do not have any significant continuing involvement in the operations of these 7 theatres after the dispositions. During August of 2012, we sold one theatre in the UK with 12 screens. Proceeds from this sale were $395,000 and are subject to working capital and other purchase price adjustments as described in the sales agreement. The results of operations of these 8 theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. We are in discussions with the landlords regarding the ongoing operations at the remaining theatre located in Canada and the remaining theatre located in the UK. We recorded gains, net of lease termination expense, on the sales of these theatres of approximately $39,000,000, which are included in discontinued operations and reflect the write off of long-term lease liabilities extinguished in connection with the sales and closure.

        On August 30, 2012, Dalian Wanda Group Co., Ltd., a Chinese private conglomerate, acquired all of the outstanding capital stock of Parent. Upon the closing, Parent and the Company became wholly owned subsidiaries of Wanda.

        On April 6, 2012, we redeemed $51,035,000 aggregate principal amount of our 8.00% Senior Subordinated Notes due 2014 (the "Notes due 2014") pursuant to a cash tender offer at a price of $1,000 per $1,000 principal amount. We used the net proceeds from the issuance of the Senior Secured Credit Facility term loans (the "Term Loan due 2018"), which was borrowed on February 22, 2012, to pay for the consideration of the cash tender offer plus accrued and unpaid interest on the principal amount of the Notes due 2014. On August 30, 2012, prior to the consummation of the Merger, we issued a call notice for our remaining outstanding Notes due 2014 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. On August 30, 2012, we irrevocably deposited $141,027,000 plus accrued and unpaid interest to September 1, 2012 with a trustee to satisfy and to discharge our obligations under the Notes due 2014 and the indenture. We recorded a loss on redemption of $1,337,000 prior to the Merger in Other Expense related to the extinguishment of the Notes due 2014.

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

        During our launch of AMC Stubs in the prior fiscal year, admissions and concessions revenues were reduced due to the ramp up in membership, causing more rewards to be earned than redeemed. AMC Stubs membership has stabilized during the current fiscal year, resulting in a much less pronounced impact on admissions and concessions revenues. The following table reflects AMC Stubs activity during the thirteen and twenty-six weeks ended September 27, 2012:

			AMC Stubs Revenue for Thirteen Weeks Ended September 27, 2012
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, June 28, 2012	$13,556	$21,650
Membership fees received	4,076	—	$—	$—	$
Rewards accumulated, net of expirations:
Admissions	—	291	—	(291)		—
Concessions	—	7,604	—	—		(7,604)
Rewards redeemed:
Admissions	—	(3,976)	—	3,976		—
Concessions	—	(8,026)	—	—		8,026
Amortization of deferred revenue	(6,111)	—	6,111	—		—

For the period ended or balance as of September 27, 2012	$11,521	$17,543	$6,111	$3,685		$422

			AMC Stubs Revenue for Twenty-six Weeks Ended September 27, 2012
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, March 29, 2012	$13,693	$20,961
Membership fees received	10,159	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	3,695	—	(3,695)	—
Concessions	—	17,513	—	—	(17,513)
Rewards redeemed:
Admissions	—	(8,140)	—	8,140	—
Concessions	—	(16,486)	—	—	16,486
Amortization of deferred revenue	(12,331)	—	12,331	—	—

For the period ended or balance as of September 27, 2012	$11,521	$17,543	$12,331	$4,445	$(1,027)

        The following table reflects AMC Stubs activity during the thirteen and twenty-six weeks ended September 29, 2011:

			AMC Stubs Revenue for Thirteen Weeks Ended September 29, 2011
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, June 30, 2011	$7,243	$8,172
Membership fees received	6,427	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	5,486	—	(5,486)	—
Concessions	—	7,564	—	—	(7,564)
Rewards redeemed:
Admissions	—	(2,960)	—	2,960	—
Concessions	—	(4,145)	—	—	4,145
Amortization of deferred revenue	(3,101)	—	3,101	—	—

For the period ended or balance as of September 29, 2011	$10,569	$14,117	$3,101	$(2,526)	$(3,419)

			AMC Stubs Revenue for Twenty-six Weeks Ended September 29, 2011
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, March 31, 2011	$858	$579
Membership fees received	13,956	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	9,240	—	(9,240)	—
Concessions	—	13,603	—	—	(13,603)
Rewards redeemed:
Admissions	—	(3,796)	—	3,796	—
Concessions	—	(5,509)	—	—	5,509
Amortization of deferred revenue	(4,245)	—	4,245	—	—

For the period ended or balance as of September 29, 2011	$10,569	$14,117	$4,245	$(5,444)	$(8,094)

Pro Forma Operating Results

        As a result of the August 30, 2012 Merger described above, our Predecessor does not have financial results for the four week period ended September 27, 2012. In order to present Management's Discussion and Analysis in a way that offers investors a meaningful period to period comparison, we have combined the current year Predecessor with current year Successor operating information, on an unaudited pro forma combined basis. The unaudited pro forma combined data consist of unaudited Predecessor information for the nine weeks and twenty-two weeks ended August 30, 2012 and unaudited Successor information for the four weeks ended September 27, 2012. The pro forma information for the thirteen and twenty-six week periods ended September 27, 2012 does not purport to represent what our consolidated results of operations would have been if the Successor had actually been formed on March 30, 2012, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the acquisition actually occurred on March 30, 2012.

        The following table sets forth our pro forma revenues, operating costs and expenses attributable to our theatrical exhibition operations.

	Thirteen Weeks Ended
(In thousands)	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Pro Forma Thirteen Weeks Ended September 27, 2012	Thirteen Weeks Ended September 29, 2011	% Change
	(Successor)	(Predecessor)		(Predecessor)
Revenues
Theatrical exhibition
Admissions	$76,356	$364,449	$440,805	$459,985	-4.2%
Concessions	32,365	153,580	185,945	182,517	1.9%
Other theatre	5,785	17,672	23,457	28,207	-16.8%

Total revenues	114,506	535,701	650,207	670,709	-3.1%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	34,659	193,812	228,471	248,188	-7.9%
Concession costs	4,778	20,727	25,505	24,520	4.0%
Operating expense	46,059	126,599	172,658	181,943	-5.1%
Rent	33,493	77,040	110,533	112,330	-1.6%
General and administrative expense:
Merger, acquisition and transaction costs	538	375	913	724	26.1%
Management Fee	—	1,250	1,250	1,250	—%
Other	7,269	11,699	18,968	13,801	37.4%
Depreciation and amortization	16,602	32,637	49,239	50,991	-3.4%

Operating costs and expenses	143,398	464,139	607,537	633,747	-4.1%

Operating income (loss)	(28,892)	71,562	42,670	36,962	15.4%
Other expense (income)
Other expense	49	839	888	24	* %
Interest expense:
Corporate borrowings	10,241	27,855	38,096	40,171	-5.2%
Capital and financing lease obligations	442	972	1,414	1,493	-5.3%
Equity in losses of non-consolidated entities	3,378	1,208	4,586	4,801	-4.5%
Investment income	(1)	(15)	(16)	(10)	-60.0%

Total other expense	14,109	30,859	44,968	46,479	-3.3%

Earnings (loss) from continuing operations before income taxes	(43,001)	40,703	(2,298)	(9,517)	75.9%
Income tax provision	100	2,100	2,200	545	* %

Earnings (loss) from continuing operations	(43,101)	38,603	(4,498)	(10,062)	55.3%
Gain (loss) from discontinued operations, net of income taxes	58	37,613	37,671	(161)	* %

Net earnings (loss)	$(43,043)	$76,216	$33,173	$(10,223)	* %

*
Percentage change in excess of 100%

	Thirteen Weeks Ended
	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Pro Forma Thirteen Weeks Ended September 27, 2012	Thirteen Weeks Ended September 29, 2011
	(Successor)	(Predecessor)		(Predecessor)
Operating Data—Continuing Operations:
New theatre screens	—	13	13	14
Screen closures	15	27	42	29
Average screens—continuing operations(1)	4,729	4,726	4,729	4,823
Attendance (in thousands)—continuing operations(1)	8,250	40,704	48,954	51,670

	Twenty-six Weeks Ended
(In thousands)	From Inception August 31, 2012 through September 27, 2012	March 30, 2012 through August 30, 2012	Pro Forma Twenty-six Weeks Ended September 27, 2012	Twenty-six Weeks Ended September 29, 2011	% Change
	(Successor)	(Predecessor)		(Predecessor)
Revenues
Theatrical exhibition
Admissions	$76,356	$816,031	$892,387	$923,470	-3.4%
Concessions	32,365	342,130	374,495	369,759	1.3%
Other theatre	5,785	47,911	53,696	49,730	8.0%

Total revenues	114,506	1,206,072	1,320,578	1,342,959	-1.7%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	34,659	436,539	471,198	499,693	-5.7%
Concession costs	4,778	47,326	52,104	49,873	4.5%
Operating expense	46,059	297,328	343,387	354,880	-3.2%
Rent	33,493	189,086	222,579	223,819	-0.6%
General and administrative expense:
Merger, acquisition and transaction costs	538	683	1,221	1,336	-8.6%
Management Fee	—	2,500	2,500	2,500	—%
Other	7,269	27,025	34,294	28,251	21.4%
Depreciation and amortization	16,602	80,971	97,573	102,570	-4.9%

Operating costs and expenses	143,398	1,081,458	1,224,856	1,262,922	-3.0%

Operating income (loss)	(28,892)	124,614	95,722	80,037	19.6%
Other expense (income)
Other expense	49	960	1,009	364	* %
Interest expense:
Corporate borrowings	10,241	67,614	77,855	80,022	-2.7%
Capital and financing lease obligations	442	2,390	2,832	2,991	-5.3%
Equity in (earnings) losses of non-consolidated entities	3,378	(7,545)	(4,167)	4,305	* %
Investment income	(1)	(41)	(42)	(35)	-20.0%

Total other expense	14,109	63,378	77,487	87,647	-11.6%

Earnings (loss) from continuing operations before income taxes	(43,001)	61,236	18,235	(7,610)	* %
Income tax provision	100	2,500	2,600	1,070	* %

Earnings (loss) from continuing operations	(43,101)	58,736	15,635	(8,680)	* %
Gain (loss) from discontinued operations, net of income taxes	58	35,664	35,722	(1,258)	* %

Net earnings (loss)	$(43,043)	$94,400	$51,357	$(9,938)	* %

*
Percentage change in excess of 100%

	Twenty-six Weeks Ended
	From Inception August 31, 2012 through September 27, 2012	March 30, 2012 through August 30, 2012	Pro Forma Twenty-six Weeks Ended September 27, 2012	Twenty-six Weeks Ended September 29, 2011
	(Successor)	(Predecessor)		(Predecessor)
Operating Data—Continuing Operations:
New theatre screens	—	13	13	26
Screen closures	15	62	77	71
Average screens—continuing operations(1)	4,729	4,742	4,741	4,833
Number of screens operated	4,804	4,819	4,804	4,917
Number of theatres operated	332	333	332	343
Screens per theatre	15	15	15	14
Attendance (in thousands)—continuing operations(1)	8,250	90,616	98,866	104,121

(1)
Includes consolidated theatres only, excludes 8 theatres with 166 screens sold in July and August of 2012 and included in discontinued operations.

        We present Adjusted EBITDA as a supplemental measure of our performance that is commonly used in our industry. We define Adjusted EBITDA as income (loss) from continuing operations plus (i) income tax provisions, (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include any cash distributions of earnings from our equity method investees. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

	Pro forma Thirteen Weeks Ended		Pro forma Twenty-six Weeks Ended
(In thousands)	September 27, 2012	September 29, 2011	September 27, 2012	September 29, 2011
Earnings (loss) from continuing operations	$(4,498)	$(10,062)	$15,635	$(8,680)
Plus:
Income tax provision	2,200	545	2,600	1,070
Interest expense	39,510	41,664	80,687	83,013
Depreciation and amortization	49,239	50,991	97,573	102,570
Certain operating expenses(1)	3,527	3,524	7,122	8,420
Equity in (earnings) losses of non-consolidated entities	4,586	4,801	(4,167)	4,305
Cash distributions from non-consolidated entities(2)	6,584	7,999	7,093	10,248
Investment income	(16)	(10)	(42)	(35)
Other expense(3)	1,225	24	1,346	364
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	913	724	1,221	1,336
Management fee	1,250	1,250	2,500	2,500
Stock-based compensation expense	339	827	830	1,318

Adjusted EBITDA(2)	$104,859	$102,277	$212,398	$206,429

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

(3)
Other expense for fiscal 2013 is comprised of expenses on extinguishment of indebtedness primarily related to the redemption of our Notes due 2014. Other expense for fiscal 2012 is comprised of expenses on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $54,000 and expenses related to the modification of the Senior Secured Credit Facility of $310,000.

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

Pro forma thirteen weeks ended September 27, 2012 and September 29, 2011

        Revenues.    Total revenues decreased 3.1%, or $20,502,000, during the pro forma thirteen weeks ended September 27, 2012 compared to the thirteen weeks ended September 29, 2011. Admissions revenues decreased 4.2%, or $19,180,000, during the pro forma thirteen weeks ended September 27, 2012 compared to the thirteen weeks ended September 29, 2011, primarily due to a 5.3% decrease in attendance, partially offset by a 1.1% increase in average ticket prices. Total admissions revenues were increased by rewards redeemed, net of deferrals, of $3,685,000 during the pro forma thirteen weeks ended September 27, 2012 related to rewards accumulated under AMC Stubs, and admissions revenues were reduced by deferrals, net of rewards redeemed, of $2,526,000 during the thirteen weeks ended September 29, 2011 related to awards accumulated under AMC Stubs. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of guest rewards. The increase in average ticket price was primarily due to an increase in attendance from IMAX film product for which we are able to charge more per ticket than for a standard 2D film and the impact of the decrease in net deferral of admission revenue related to AMC Stubs. Admissions revenues at comparable theatres (theatres opened on or before the second quarter of fiscal 2012) before giving effect to the net deferral of admissions revenues due to the AMC Stubs guest frequency program decreased 4.8%, or $22,076,000, during the pro forma thirteen weeks ended September 27, 2012 from the comparable period last year, due to decreases in attendance, partially offset by increases in average ticket prices. Concessions revenues increased 1.9%, or $3,428,000, during the pro forma thirteen weeks ended September 27, 2012 compared to the thirteen weeks ended September 29, 2011, due to the decrease in net deferral of concession revenues related to the AMC Stubs guest frequency program and a 7.6% increase in average concessions per patron, partially offset by the decrease in attendance. The increase in concessions per patron includes the impact of the decrease in net deferral of concession revenue related to AMC Stubs, concession price increases and the success of our food and beverage strategic initiatives. Total concessions revenues were increased by a net amount of $422,000 during the pro forma thirteen weeks ended September 27, 2012 and were decreased by a net amount of $3,419,000 during the thirteen weeks ended September 29, 2011 related to rewards accumulated under AMC Stubs and deferred to be recognized in future periods upon redemption or expiration of guest rewards. Other theatre revenues declined by 16.8%, or $4,750,000, during the pro forma thirteen weeks ended September 27, 2012 compared to the thirteen weeks ended September 29, 2011, primarily due to declines in gift card breakage income recognized under the Proportional Method and declines in package ticket breakage offset by increases in membership fees earned through the AMC Stubs guest frequency program. During the thirteen weeks ended September 29, 2011, gift card breakage income was recognized under the Remote Method 18 months after issuance of the gift cards.

Our gift card sales in November and December each year around the holiday season are our highest sales months and as a result, under the Remote Method of accounting our breakage income for gift cards was $9,456,000 during the thirteen weeks ended September 29, 2011 (18 months after the holiday sales period) and $2,990,000 during the pro forma thirteen weeks ended September 27, 2012. See Note 1—The Company and Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended March 29, 2012 for further information regarding methods used to recognize gift card breakage income.

        Operating Costs and Expenses.    Operating costs and expenses decreased 4.1%, or $26,210,000, during the pro forma thirteen weeks ended September 27, 2012 compared to the thirteen weeks ended September 29, 2011. Film exhibition costs decreased 7.9%, or $19,717,000, during the pro forma thirteen weeks ended September 27, 2012 compared to the thirteen weeks ended September 29, 2011 primarily due to the decrease in admissions revenues and the decrease in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 51.8% in the current period and 54.0% in the prior period due to improved film terms and rebates with certain studios and a decrease in related taxes. Concession costs increased 4.0%, or $985,000, during the pro forma thirteen weeks ended September 27, 2012 compared to the thirteen weeks ended September 29, 2011 due to the increase in concession costs as a percentage of concession revenues and the increase in concession revenues. As a percentage of concessions revenues, concession costs were 13.7% in the current period compared with 13.4% in the prior period, primarily due to concession cost increases, size increases and a shift in product mix to premium items that generate higher sales and lower percentage margins. As a percentage of revenues, operating expense was 26.6% in the current period as compared to 27.1% in the prior period, primarily due to decreases in theatre salary costs, RealD license fees, repairs and maintenance and utilities, partially offset by increases in IMAX expense. Rent expense decreased 1.6%, or $1,797,000, during the pro forma thirteen weeks ended September 27, 2012 compared to the thirteen weeks ended September 29, 2011 primarily due to more favorable lease terms with landlords and the closure of theatres.

General and Administrative Expense:

        Merger, Acquisition and Transaction Costs.    Merger, acquisition and transaction costs were $913,000 during the pro forma thirteen weeks ended September 27, 2012 compared to $724,000 during the thirteen weeks ended September 29, 2011.

        Management Fees.    Management fees were unchanged during the pro forma thirteen weeks ended September 27, 2012. Management fees of $1,250,000 were paid quarterly, in advance, to our Sponsors in exchange for consulting and other services through the date of the Merger. Subsequent to the Merger these management fees have ceased.

        Other.    Other general and administrative expense increased 37.4%, or $5,167,000, during the pro forma thirteen weeks ended September 27, 2012 compared to the thirteen weeks ended September 29, 2011 due primarily to increases in annual and long-term incentive compensation expense related to improvement in net income, severance expense and pension expense.

        Depreciation and Amortization.    Depreciation and amortization decreased 3.4%, or $1,752,000, compared to the prior period resulting from theatre closures and the declining net book value of theatre assets.

        Other Expense.    Other expense for the pro forma thirteen weeks ended September 27, 2012 is comprised of expenses on extinguishment of indebtedness related primarily to the redemption of our Notes due 2014 of $1,225,000 partially offset by business interruption insurance recoveries of $337,000. Other expense for the thirteen weeks ended September 29, 2011 is comprised of expenses on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $24,000.

        Interest Expense.    Interest expense declined by $2,154,000 for the pro forma thirteen weeks ended September 27, 2012 compared to the thirteen weeks ended September 29, 2011 primarily due to the redemptions of Notes due 2014 during the pro forma twenty-six weeks ended September 27, 2012.

        Equity in Losses of Non-Consolidated Entities.    Equity in losses of non-consolidated entities were $4,586,000 for the pro forma thirteen weeks ended September 27, 2012 compared to equity in losses of $4,801,000 for the thirteen weeks ended September 29, 2011. The decrease in equity in losses of non-consolidated entities was primarily due to increases in earnings from DCIP. See Note 6—Investments for further information.

        Income Tax Provision.    The income tax provision from continuing operations was a provision of $2,200,000 for the pro forma thirteen weeks ended September 27, 2012 and $545,000 for the thirteen weeks ended September 29, 2011. See Note 9—Income Taxes for further information.

        Earnings from Discontinued Operations, Net.    In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. In addition, on December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the 7 Canada theatres, the one UK theatre and the Cinemex theatres have been classified as discontinued operations for all periods presented. Gains, net of lease termination expense, on the sales of these theatres of approximately $39,000,000 are included in discontinued operations and reflect the write off of long-term lease liabilities extinguished in connection with the sales and closure. See Note 3—Discontinued Operations for further information.

        Net Earnings (Loss).    Net earnings (loss) were $33,173,000 and ($10,223,000) for the pro forma thirteen weeks ended September 27, 2012 and thirteen weeks ended September, 29, 2011, respectively. Net earnings during the pro forma thirteen weeks ended September 27, 2012 was positively impacted by the gains, net of lease termination expense, recorded on the disposition of the Canada and UK theatres recorded in discontinued operations, as well as the improvement in concessions revenues during the pro forma thirteen weeks ended September 27, 2012 from the thirteen weeks ended September 29, 2011 due to the success of our food and beverage strategic initiatives and the timing of rewards accumulated and redeemed related to AMC Stubs.

Pro Forma twenty-six weeks ended September 27, 2012 and September 29, 2011

        Revenues.    Total revenues decreased 1.7%, or $22,381,000, during the pro forma twenty-six weeks ended September 27, 2012 compared to the twenty-six weeks ended September 29, 2011. Admissions revenues decreased 3.4%, or $31,083,000, during the pro forma twenty-six weeks ended September 27, 2012 compared to the twenty-six weeks ended September 29, 2011, primarily due to a 5.0% decrease in attendance, partially offset by a 1.8% increase in average ticket prices. Total admissions revenues were increased by rewards redeemed, net of deferrals, of $4,445,000 during the pro forma twenty-six weeks ended September 27, 2012 related to rewards accumulated under AMC Stubs, and admissions revenues were reduced by deferrals, net of rewards redeemed, of $5,444,000 during the twenty-six weeks ended September 29, 2011 related to awards accumulated under AMC Stubs. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of guest rewards. The increase in average ticket price was primarily due to an increase in attendance from IMAX film product for which we are able to charge more per ticket than for a standard 2D film and the impact of the decrease in net deferral of admission revenue related to AMC Stubs. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2012) before giving effect to the net deferral of admissions revenues due to the AMC Stubs guest frequency program decreased 3.8%, or $34,958,000, during the pro forma twenty-six weeks ended September 27, 2012 from the comparable period last year, due to decreases in attendance, partially offset by increases in average ticket prices. Concessions revenues increased 1.3%, or $4,736,000, during the pro forma twenty-six weeks ended September 27, 2012 compared to the twenty-six weeks ended September 29, 2011, due to the decrease in net deferral of concession revenues related to the AMC Stubs guest frequency program and a 6.8% increase in average concessions per patron, partially offset by the decrease in attendance. The increase in concessions per patron includes the impact of the decrease in net deferral of concession revenue related to AMC Stubs, concession price increases and the success of our food and beverage strategic initiatives. Total concessions revenues were decreased by a net amount of $1,027,000 during the pro forma twenty-six weeks ended September 27, 2012 and were decreased by a net amount of $8,094,000 during the twenty-six weeks ended September 29, 2011 related to rewards accumulated under AMC Stubs and deferred to be recognized in future periods upon redemption or expiration of guest rewards. Other theatre revenues increased by 8.0%, or $3,966,000, during the pro forma twenty-six weeks ended September 27, 2012 compared to the twenty-six weeks ended September 29, 2011, primarily due to increases in membership fees earned through the AMC Stubs guest frequency program, partially offset by declines in gift card breakage income recognized under the Proportional Method and declines in package ticket breakage. See Note 1—The Company and Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended March 29, 2012 for further information regarding methods used to recognize gift card breakage income.

        Operating Costs and Expenses.    Operating costs and expenses decreased 3.0%, or $38,066,000, during the pro forma twenty-six weeks ended September 27, 2012 compared to the twenty-six weeks ended September 29, 2011. Film exhibition costs decreased 5.7%, or $28,495,000, during the pro forma twenty-six weeks ended September 27, 2012 compared to the twenty-six weeks ended September 29, 2011 primarily due to the decrease in admissions revenues and the decrease in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 52.8% in the current period and 54.1% in the prior period due to improved film terms and rebates with certain studios and a decrease in related taxes. Concession costs increased 4.5%, or $2,231,000, during the pro forma twenty-six weeks ended September 27, 2012 compared to the twenty-six weeks ended September 29, 2011, due to the increase in concession costs as a percentage of concession revenues and the increase in concession revenues. As a percentage of concessions revenues, concession costs were 13.9% in the current period compared with 13.5% in the prior period, primarily due to concession cost increases, size increases and a shift in product mix to premium items that generate higher sales and lower percentage margins. As a percentage of revenues, operating expense was 26.0% in the current period as compared to 26.4% in the prior period, primarily due to decreases in theatre salary costs, RealD license fees, utilities and property taxes, partially offset by increases in IMAX expense. Rent expense decreased 0.6%, or $1,240,000, during the pro forma twenty-six weeks ended September 27, 2012 compared to the twenty-six weeks ended September 29, 2011 primarily due to the closure of theatres.

General and Administrative Expense:

        Merger, Acquisition and Transaction Costs.    Merger, acquisition and transaction costs were $1,221,000 during the pro forma twenty-six weeks ended September 27, 2012 compared to $1,336,000 during the twenty-six weeks ended September 29, 2011.

        Management Fees.    Management fees were unchanged during the pro forma twenty-six weeks ended September 27, 2012. Management fees of $1,250,000 were paid quarterly, in advance, to our Sponsors in exchange for consulting and other services through the date of the Merger. Subsequent to the Merger these management fees have ceased.

        Other.    Other general and administrative expense increased 21.4%, or $6,043,000, during the pro forma twenty-six weeks ended September 27, 2012 compared to the twenty-six weeks ended September 29, 2011 due primarily to increases in annual and long-term incentive compensation expense related to improvements in net income, severance expense and pension expense.

        Depreciation and Amortization.    Depreciation and amortization decreased 4.9%, or $4,997,000, compared to the prior period resulting from theatre closures and the declining net book value of theatre assets.

        Other Expense.    Other expense for the pro forma twenty-six weeks ended September 27, 2012 is comprised of expenses on extinguishment of indebtedness related primarily to the redemption of our Notes due 2014 of $1,346,000, partially offset by business interruption insurance recoveries of $337,000. Other expense for the twenty-six weeks ended September 29, 2011 is comprised of expenses on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $54,000 and expenses related to the modification of the Senior Secured Credit Facility of $310,000.

        Interest Expense.    Interest expense declined by $2,326,000 for the pro forma twenty-six weeks ended September 27, 2012 compared to the twenty-six weeks ended September 29, 2011 primarily due to the redemptions of Notes due 2014 during the pro forma twenty-six weeks ended September 27, 2012.

        Equity in (Earnings) Losses of Non-Consolidated Entities.    Equity in (earnings) losses of non-consolidated entities were ($4,167,000) for the pro forma twenty-six weeks ended September 27, 2012 compared to equity in losses of $4,305,000 for the twenty-six weeks ended September 29, 2011. The decrease in equity in losses of non-consolidated entities was primarily due to increases in earnings from DCIP and declines in losses from Open Road Films, LLC. See Note 6—Investments for further information.

        Income Tax Provision.    The income tax provision from continuing operations was a provision of $2,600,000 for the pro forma twenty-six weeks ended September 27, and $1,070,000 for the twenty-six weeks ended September 29, 2011. See Note 9—Income Taxes for further information.

        Earnings from Discontinued Operations, Net.    In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. In addition, on December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the 7 Canada theatres, the one UK theatre and the Cinemex theatres have been classified as discontinued operations for all periods presented. Gains, net of lease termination expense, on the sales and closure of these theatres of approximately $39,000,000 are included in discontinued operations and reflect the write off of long-term lease liabilities extinguished in connection with the sales and closure. See Note 3—Discontinued Operations for further information.

        Net Earnings (Loss).    Net earnings (loss) were $51,357,000 and ($9,938,000) for the pro forma twenty-six weeks ended September 27, 2012 and twenty-six weeks ended September, 29, 2011, respectively. Net earnings during the pro forma twenty-six weeks ended September 27, 2012 was positively impacted by the gains, net of lease termination expense, recorded on the disposition of the Canada and UK theatres recorded in discontinued operations, as well as the improvement in admissions and concessions revenues during the pro forma twenty-six weeks ended September 27, 2012 from the twenty-six weeks ended September 29, 2011 due to the success of our food and beverage strategic initiatives and the timing of rewards accumulated and redeemed related to AMC Stubs.

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

        On June 22, 2012, we announced we had received the requisite consents from holders of each of our Notes due 2019 and our Notes due 2020, (collectively, the "Notes") for (i) a waiver of the requirement for us to comply with the "change of control" covenant in each of the Indenture governing the Notes due 2019 and the Indenture governing the Notes due 2020 and, (collectively the "Indentures") in connection with the Merger (the "Waivers"), including the Company's obligation to make a "change of control offer" in connection with the Merger with respect to each series of Notes, and (ii) certain amendments to the Indentures to reflect the change in ownership going forward by adding Wanda and its affiliates to the definition of "Permitted Holder" under each of the Indentures. We entered into supplemental indentures to give effect to the Waivers and certain amendments to the Indentures, which became operative upon payment of the applicable consent fee immediately prior to the closing of the Merger. The holders of each of the Notes due 2019 and Notes due 2020, who validly consented to the Waiver and the proposed amendments, received a consent fee of $2.50 per $1,000 principal amount at the closing date of the Merger.

        On July 2, 2012, we entered into a waiver and fourth amendment to our Senior Secured Credit Facility dated as of January 26, 2006 to, among, other things: (i) waive a certain specified default that would otherwise occur upon the change of control effected by the Merger, (ii) permit us to change our fiscal year after completion of the Merger, (iii) reflect the change in ownership going forward by restating the definition of "Permitted Holder" to include only Wanda and its affiliates under the Senior Secured Credit Facility in connection with the Merger, (iv) provide for a minimum LIBOR percentage of 1.00%, from, and only after, the completion of the Merger, to the Senior Secured Credit Facility term loans due December 2016 ("Term Loan due 2016"), and (v) provide for an interest rate of L+375 basis points to the Senior Secured Credit Facility term loans due January 2018 ("Term Loan due 2018"), from and only after, the completion of the Proposed Acquisition. The current interest rates for borrowings under the Term Loan due 2016 is 4.25%, which is based on LIBOR plus 3.25% and is subject to a 1.00% minimum LIBOR rate with respect to LIBOR borrowings, and the interest rates for borrowings under the Term Loan due 2018 is 4.75%, which is based on LIBOR plus 3.75% and is subject to a 1.00% minimum LIBOR rate with respect to LIBOR borrowings.

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors were entitled to receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. The Sponsors waived their right to the payment described above that was triggered by the Merger. As a result of the Merger, the Company ceased paying the annual management fee of $5,000,000 to the Sponsors.

        We believe that cash generated from operations, existing cash and equivalents and funds contributed to us by Wanda will be sufficient to fund operations and planned capital expenditures and debt retirements for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility, our Notes due 2019, and Notes due 2020.

Cash Flows provided by Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $47,372,000 and $107,741,000 during the pro forma twenty-six weeks ended September 27, 2012 and twenty-six weeks ended September 29, 2011, respectively. The decrease in cash flows provided by operating activities for the pro forma twenty-six weeks ended September 27, 2012 was primarily due to an increase in payments on film rent payables, accounts payables, annual incentive compensation, accrued interest payable, and a decrease in deferred revenues. We had working capital deficit as of September 27, 2012 and March 29, 2012 of $157,206,000 and $177,720,000, respectively. Working capital includes $118,332,000 and $174,355,000 of deferred revenues and income as of September 27, 2012 and March 29, 2012, respectively. We have the ability to borrow against our Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $180,437,000 on our Senior Secured Credit Facility to meet these obligations as of September 27, 2012.

Cash Flows used in Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $38,907,000 and $76,690,000, during the pro forma twenty-six weeks ended September 27, 2012 and twenty six weeks ended September 29, 2011, respectively. Cash outflows from investing activities include capital expenditures of $50,754,000 and $56,508,000 during the pro forma twenty-six weeks ended September 27, 2012 and twenty-six weeks ended September 29, 2011, respectively. Our capital expenditures primarily consisted of maintaining our theatre circuit, technology upgrades, strategic growth initiatives and remodels. We expect that our gross cash outflows for capital expenditures will be approximately $90,000,000 to $100,000,000 through December 31, 2012.

        We made partnership investments (received returns of capital) in non-consolidated entities accounted for under the equity method of approximately $(1,576,000) and $21,699,000, during the pro forma twenty-six weeks ended September 27, 2012 and twenty-six weeks ended September 29, 2011, respectively.

        Cash flows from investing activities during the pro forma twenty-six weeks ended September 27, 2012 include cash received related to the Merger of $3,110,000.

        We fund the costs of constructing new theatres using existing cash balances; cash generated from operations, capital contributions from Wanda or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases.

Cash Flows used in Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $123,755,000 and $8,273,000 during the pro forma twenty-six weeks ended September 27, 2012 and September 29, 2011, respectively. Financing activities consist of construction payables, deferred financing costs, and principal payments under the Notes due 2014, Term Loan, and capital and financial lease obligations.

        During the pro forma twenty-six weeks ended September 27, 2012, we made principal payments of $191,035,000 related to our Notes due 2014. See Note 2—Merger for further information. During the pro forma twenty-six weeks ended September 27, 2012, we received $100,000,000 in additional capital contributions from Wanda subsequent to the Merger.

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended March 29, 2012 for certain information about our Senior Secured Credit Facility, our Notes due 2019, and our Notes due 2020.

        Each indenture relating to our notes (Notes due 2019 and Notes due 2020) allows us to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows us to incur any amount of additional debt as long as we can satisfy the applicable coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indenture for the Notes due 2019 (our most restrictive indenture), we could borrow approximately $503,200,000 (assuming an interest rate of 7.25% per annum on the additional indebtedness) in addition to specified permitted indebtedness at September 27, 2012. If we cannot satisfy the coverage ratios of the indentures, we generally can borrow an additional amount under the Senior Secured Credit Facility.

        As of September 27, 2012, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2019, and the Notes due 2020.

Investment in NCM LLC

        We hold an investment in 15.47% of NCM LLC accounted for following the equity method as of September 27, 2012. The estimated fair market value of these units was approximately $286,709,000, based upon the publically quoted price per share of NCM, Inc. on September 27, 2012 of $16.55 per share. Because we have little tax basis in these units, the sale of all these units at September 27, 2012 would require us to report taxable income of approximately $438,113,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

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

New Accounting Pronouncements

        See Note 13—New Accounting Pronouncements to these condensed consolidated financial statements for further information regarding recently issued accounting standards.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to interest rate market risk.

        Market risk on variable-rate financial instruments.    We maintain a Senior Secured Credit Facility comprised of a $192,500,000 revolving credit facility and Senior Secured Term Loans due 2016 and 2018. The Senior Secured Credit Facility permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of September 27, 2012 and had an aggregate principal of $766,341,000 outstanding under the Senior Secured Term Loans due 2016 and 2018 as of September 27, 2012. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $3,883,000 during the pro forma twenty-six weeks ended September 27, 2012.

        Market risk on fixed-rate financial instruments.    Included in long-term corporate borrowings are outstanding principal amounts of $600,000,000 of our Notes due 2019 and $600,000,000 of our Notes due 2020. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2019 and Notes due 2020 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2019 and Notes due 2020.

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

  (b)
  Changes in internal controls.

        We implemented a new general ledger system during the thirteen weeks ended September 27, 2012 from Oracle 11i to Oracle R12. This implementation included introducing cash management, property manager and human resources sub ledgers. We evaluated the design of the internal control over financial reporting prior to implementation and will test these controls during the third quarter of fiscal 2013. There were no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Reference is made to Note 12—Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q for information on certain litigation to which we are a party.

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
3.2	Amended and Restated By-laws of AMC Entertainment Inc. (incorporated by reference from Exhibit 3.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2004).
Certificates of Incorporation or corresponding instruments, with amendments, of the following additional registrants:
3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.2	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.3	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.4	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.10 to AMCE's Form 10-Q (File No. 1-8747) filed on February 8, 2008).
3.3.5	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.6	AMC ShowPlace Theatres, Inc. (incorporated by reference from Exhibit 3.3.8 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2010).
3.3.7	AMC ITD, Inc. (incorporated by reference from Exhibit 3.3.10 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).
*3.3.8	AMC Theatres of New Jersey, Inc.
3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006):
Loews Citywalk Theatre Corporation
3.5	By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.6	By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.7	By-laws of American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.9 to AMCE's Form 10-Q (File No. 1-8747) filed on February 8, 2008).
3.8	By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).

EXHIBIT NUMBER	DESCRIPTION
3.9	By-laws of AMC ShowPlace Theatres, Inc. (incorporated by reference from Exhibit 3.10 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2010).
3.10	By-laws of AMC ITD, Inc. (incorporated by reference from Exhibit 3.11 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).
*3.11	By-laws of AMC Theatres of New Jersey, Inc.
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
4.5
Waiver and Amendment No. 4 to Senior Secured Credit Facility, dated July 2, 2012 by and between AMC Entertainment Inc. and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 3, 2012).
*10.1	AMC Entertainment Holdings, Inc. Management Profit Sharing Plan.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Gerardo I. Lopez (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

**
Submitted electronically with this Report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT INC.
Date: November 9, 2012	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President
Date: November 9, 2012	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer