Form 10-KT
period 2012-12-31
AMC ENTERTAINMENT INC
filed 2013-03-13
CIK 722077

Use these links to rapidly review the document
TABLE OF CONTENT
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from March 30, 2012 to December 31, 2012

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

          No voting stock of AMC Entertainment Inc. is held by non-affiliates of AMC Entertainment Inc.

Title of each class of common stock	Number of shares Outstanding as of February 17, 2013
Common Stock, 1¢ par value	1

DOCUMENTS INCORPORATED BY REFERENCE

None

AMC ENTERTAINMENT INC.

FORM 10-K
FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2012

Forward Looking Statements

        In addition to historical information, this Transition Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "forecast," "estimate," "project," "intend," "expect," "should," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations of AMC Entertainment Inc.," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

        This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative but not exhaustive. In addition, new risks and uncertainties may arise from time to time. Accordingly, all forward- looking statements should be evaluated with an understanding of their inherent uncertainty.

        Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

 PART I

Item 1.    Business

(a)   General Development of Business

        AMC Entertainment® Inc. ("AMC Entertainment," "AMCE," or the "Company") is an intermediate holding company, which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries, (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located primarily in the United States. AMCE is a wholly owned subsidiary of AMC Entertainment Holdings, Inc. ("Parent") and an indirect, wholly owned subsidiary of Dalian Wanda Group Co., Ltd. ("Wanda"), a Chinese private conglomerate.

        Wanda acquired Parent through a merger between Parent and Wanda Film Exhibition Co. Ltd., ("Merger Subsidiary"), a wholly-owned indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Parent with Parent continuing as the surviving corporation and as a wholly-owned indirect subsidiary of Wanda (the "Merger"). Prior to the Merger, Parent was owned by J.P. Morgan Partners, LLC and certain related investment funds ("JPMP"), Apollo Management, L.P. and certain related investment funds ("Apollo"), affiliates of Bain Capital Partners ("Bain"), The Carlyle Group ("Carlyle") and Spectrum Equity Investors ("Spectrum") (collectively the "Sponsors"). The merger consideration totaled $701,811,000, with $700,000,000 invested by Wanda and $1,811,000 invested by members of management. The estimated transaction value was approximately $2,748,018,000. Funding for the merger consideration was obtained by Merger Subsidiary pursuant to bank borrowings and cash contributed by Wanda.

        In connection with the change of control due to the Merger, as discussed above, the Company's assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, the Company's financial statement presentations herein distinguish between a predecessor period ("Predecessor"), for periods prior to the Merger, and a successor period ("Successor"), for periods subsequent to the Merger. For comparative purposes, the current year Predecessor operating results for the twenty-two weeks ended August 30, 2012 were combined with the current year Successor operating results for the period August 31, 2012 through December 31, 2012 to form the Transition Period ended December 31, 2012 ("Transition Period"). Results of operations for the Transition Period do not purport to represent what our consolidated results of operations would have been if the Successor had been formed on March 30, 2012. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date. The consolidated financial statements presented herein are those of Successor from its inception on August 31, 2012 through December 31, 2012, and those of Predecessor for all periods prior to the Merger date. As a result of the application of "push down" accounting at the time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable. For additional information about the Merger, see the notes to our audited Consolidated Financial Statements for the period ended December 31, 2012 included elsewhere in this Transition Report on Form 10-K.

        Our business was founded in Kansas City, Missouri in 1920. AMCE was incorporated under the laws of the state of Delaware on June 13, 1983. We maintain our principal executive offices at 920 Main Street, Kansas City, Missouri 64105. Our telephone number at such address is (816) 221-4000. Our Internet address is www.amctheatres.com. Our Transition Report and Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K, and amendments to these Reports are available free of charge on our Internet website under the headings "Corporate Info" / "Investor Relations—SEC Filings" as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

(b)   Financial Information about Segments

        We have identified one reportable segment for our theatrical exhibition operations. For information about our operating segment, see Note 17—Operating Segment to the Consolidated Financial Statements under Part II Item 8 of this Transition Report on Form 10-K.

(c)   Narrative Description of Business

        We are one of the world's leading theatrical exhibition companies. As of December 31, 2012, we owned, operated or held interests in 344 movie theatres with a total of 4,988 screens, approximately 99% of which were located in the United States. Our theatres are primarily located in major metropolitan markets, which we believe offer strategic, operational and financial advantages. We also have a modern, highly productive theatre circuit that leads the theatrical exhibition industry in key asset quality and performance metrics, such as revenues per head and per theatre productivity measures. Our industry leading performance is largely driven by the quality of our theatre sites, our operating practices, which focus on delivering the best customer experience through consumer-focused innovation, and, most recently, our implementation of premium sight and sound, upgrades to seating concepts and expansion of food and beverage offerings, including dine-in theatres, which we believe will be key components of the future movie-going experience. As of December 31, 2012, we are the largest IMAX exhibitor in the world, with a 45% market share in the United States and nearly twice the screen count of the second largest U.S. IMAX exhibitor. Each of our local IMAX installations is protected by geographic exclusivity.

        Approximately 200 million consumers have attended our theatres each year for the past five years. We offer these consumers a fully immersive out-of-home entertainment experience by featuring a wide array of entertainment alternatives, including popular movies, throughout the day and at different price points. This broad range of entertainment alternatives appeals to a wide variety of consumers across different age, gender and socioeconomic demographics. For example, in addition to traditional film programming, we offer more diversified programming that includes independent and foreign films, performing arts, music and sports. We also offer food and beverage alternatives beyond traditional concession items, including made-to-order meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks, gourmet products, and dine-in theatre options, all designed to create further service and selection for our consumers. We believe there is potential for us to further increase our annual attendance as we gain market share from other in-home and out-of-home entertainment options.

        Our large annual attendance has made us an important partner to content providers, who want access and distribution to consumers. In 2011, we generated 41% more estimated unique visitors per year (34.5 million) than Netflix's domestic subscribers (24.4 million), according to the December 31, 2011 Netflix Form 10-K and the Theatrical Market Statistics 2011 report from the Motion Picture Association of America. Further underscoring our importance to content providers, according to Rentrak Corporation ("Rentrak"), over the past five calendar years ended December 31, 2012, we have represented an average of approximately 17% to 20% of each of the 7 largest grossing studios' U.S. box office revenues. The five year average of annual film rental payments to each of these studios over such period ranged from approximately $60 million to $175 million.

        For the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fiscal years ended March 29, 2012 and March 31, 2011, we generated revenues of approximately $0.8 billion, $1.2 billion, $2.5 billion, and $2.4 billion, respectively, Adjusted EBITDA (as defined in Item 7—Operating Results) of $104.4 million, $222.8 million, $369.8 million, and $315.9 million, respectively, and earnings (loss) from continuing operations of $(36.5) million, $59.2 million, $(78.4) million, and $(119.8) million, respectively. See Reconciliation of Adjusted EBITDA in Item 7—Operating Results, for further discussion of this non-GAAP measure.

        The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX and our proprietary ETX, and our premium seating and enhanced food and beverage offerings as deployed throughout our circuit on December 31, 2012 and total planned deployments by December 31, 2013:

Format	Theatres	Screens	Planned Deployed Screens 2013
Digital	337	4,428	4,698
3D enabled	337	2,234	2,305
IMAX (3D enabled)	134	134	139
ETX (3D enabled)	15	15	35
Dine-in theatres	11	111	145 - 160
Premium seating	8	77	377

        The following table provides detail with respect to the geographic location of our Theatrical Exhibition circuit as of December 31, 2012:

Theatrical Exhibition	Theatres(1)	Screens(1)
California	44	659
Illinois	39	478
Texas	20	389
Florida	21	380
New Jersey	23	304
New York	24	266
Indiana	21	258
Michigan	9	178
Georgia	11	167
Colorado	12	166
Arizona	9	160
Washington	11	137
Pennsylvania	10	126
Ohio	8	126
Massachusetts	9	124
Missouri	9	119
Maryland	10	113
Virginia	7	113
Louisiana	7	99
Minnesota	6	96
North Carolina	4	77
Oklahoma	4	70
Wisconsin	4	63
Kansas	2	48
Nebraska	2	38
Connecticut	2	36
Iowa	2	31
Nevada	2	28
District of Columbia	3	22
Kentucky	1	20
Alabama	1	16
Arkansas	1	16
South Carolina	1	14
Utah	1	9
Canada	1	13
China (Hong Kong)(2)	2	13
United Kingdom	1	16

Total Theatrical Exhibition	344	4,988

(1)
Included in the above table are 7 theatres and 90 screens that we manage or in which we have a partial interest. We manage 3 theatres where we receive a fee from the owner and where we do not own any economic interest in the theatre. We manage and own 50% economic interests in 2 theatres accounted for following the equity method and own a 50% economic interest in 1 IMAX screen accounted for following the equity method.

(2)
In Hong Kong, we maintain a partial interest represented by a license agreement for use of our trademark.

        We were founded in 1920 and since then have pioneered many of the theatrical exhibition industry's most important innovations, including the multiplex theatre format in the early 1960s and the North American megaplex theatre format in the mid-1990s. In addition, we have acquired some of the most respected companies in the theatrical exhibition industry, including Loews, General Cinema and Kerasotes. In December 2012, we acquired a total of ten theatres from Rave Reviews Cinemas, LLC and Rave Digital Media, LLC. Our historic growth has been driven by a combination of organic growth and acquisition strategies, in addition to strategic alliances and partnerships that highlight our ability to capture innovation and value beyond the traditional exhibition space. For example:

  •
  On April 1, 2011, we fully launched AMC Stubs™, a guest frequency program which allows members to earn rewards redeemable on future purchases at AMC locations. AMC Stubs is the first frequency program of its kind in the theatrical exhibition industry. As of December 31, 2012, AMC Stubs had 2.3 million members, which represents approximately 22% of our attendance during calendar 2012;

  •
  In March 2011, we announced the launch of an innovative distribution company called Open Road Films along with another major theatrical exhibition chain. Open Road Films is a dynamic acquisition-based domestic theatrical distribution company that concentrates on wide-release movies. Their first film, Killer Elite, was released in September 2011. Subsequent releases through December 31, 2012 include The Grey, Silent House, Hit and Run, End of Watch, and Silent Hill: Revelation;

  •
  In March 2005, we formed a joint venture with one of the major theatrical exhibition chains which combined our respective cinema screen advertising businesses into a company called National CineMedia, LLC ("NCM"), and in July 2005, another of the major theatrical exhibition chains joined NCM as one of the founding members. As of December 31, 2012, we owned 17,323,782 common units in NCM, or a 15.47% ownership interest in NCM. All of our NCM membership units are redeemable for, at the option of NCM, cash or shares of common stock of National CineMedia, Inc. ("NCM, Inc."), on a share-for-share basis. The estimated fair market value of our units in NCM was approximately $244.8 million based on the closing price per share of NCM, Inc. on December 31, 2012 of $14.13 per share; and

  •
  We hold a 29% interest in DCIP, a joint venture charged with implementing digital cinema in the Company's theatres.

        Consistent with our history and culture of innovation, we believe we have pioneered a new way of thinking about theatrical exhibition: as a consumer entertainment provider. This vision, which introduces a strategic and marketing overlay to traditional theatrical exhibition, has been instrumental in driving and redirecting our future strategy.

        The following table sets forth our historical information, on a continuing operations basis, concerning new builds (including expansions), acquisitions and dispositions and end-of-period operated theatres and screens through December 31, 2012:

	New Builds		Acquisitions		Closures/Dispositions		Total Theatres
Fiscal Year	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens
2007	7	107	2	32	26	243	309	4,500
2008	9	136	—	—	18	196	300	4,440
2009	6	83	—	—	8	77	298	4,446
2010	1	6	—	—	11	105	288	4,347
2011	4	55	95	960	36	400	351	4,962
2012	2	26	—	—	16	120	337	4,868
Transition period ended December 31, 2012	1	35	11	166	5	81	344	4,988

	30	448	108	1,158	120	1,222

        We have created and invested in a number of allied businesses and strategic initiatives that have created differentiated viewing formats and experiences, greater variety in food and beverage options and value appreciation for our company. We believe these initiatives will continue to generate incremental value for our company in the future. For example:

  •
  During fiscal 2010, DCIP, our joint venture with two other exhibitors, completed its formation and $660.0 million funding to facilitate the financing and deployment of digital technology in our theatres. During March of 2011, DCIP completed additional financing of $220.0 million, which has allowed us to substantially complete our planned digital deployments. Future digital cinema developments will be managed by DCIP, subject to certain approvals.

  •
  To complement our deployment of digital technology, in 2006 we partnered with RealD to install their 3D enabled systems in our theatres. As of December 31, 2012, we had 2,219 RealD, 134 IMAX and 15 ETX 3D-enabled systems. During the Transition Period, 3D films licensed by us in the U.S. have generated approximately 40% greater admissions revenue per person than the standard 2D versions of the same film, or approximately $3.35 additional revenue per ticket.

  •
  We are the world's largest IMAX exhibitor with 134 screens (all 3D- enabled) as of December 31, 2012. With a 45% market share in the U.S. (as of December 31, 2012), our IMAX screen count is nearly twice the screen count of the second largest U.S. IMAX exhibitor. We expect to increase our IMAX screen count to 139 by the end of calendar year 2013.

  •
  During fiscal 2010, we introduced our proprietary large-screen digital format, ETX, and as of December 31, 2012 we operated at 15 locations. ETX features wall-to-wall screens that are 20% larger than traditional screens, a custom sound system that is three times more powerful than a traditional auditorium, and 3D-enabled digital projection with twice the clarity of high definition. We charge a premium price for the ETX experience, which for the Transition Period, produced approximately 62% greater admissions revenue than standard 2D versions of the same movie, or approximately $5.21 additional revenue per ticket.

  •
  As of December 31, 2012, we have 190 theatres featuring one or more of our proprietary food and beverage concepts. We believe that these enhanced food and beverage concepts allow us to offer a more diverse array of food types, such as expanded menus and venues including dine-in theatre options, which we believe appeal to a greater cross section of potential customers. We plan to continue to invest in one or more food and beverage offerings across approximately 200 theatres over the next three years.

  •
  As of December 31, 2012, we have 8 theatres featuring premium seating concepts.

  •
  We are a founding member of NCM, a cinema screen advertising venture. As of December 31, 2012, we had a 15.47% interest in NCM. See Note 7—Investments to the audited Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-K. NCM operates an in-theatre digital network in the United States. The digital network consists of projectors used to display advertising and other non-film events. NCM's primary activities that impact our theatres include:

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

  •
  Our tickets are currently on sale over the Internet at Fandango®. During calendar 2012, our Internet ticketing services sold approximately 17.2 million tickets for us. We believe there is additional upside in our future Internet ticketing service alliances which would provide consumers with mobile ticketing applications and integration with our digital marketing programs.

Disposition of International Theatres

        From fiscal 2006 to fiscal 2009, we disposed of the theatres owned and operated by us in Japan, Hong Kong, Spain, Portugal and Mexico, as well as all joint venture ownership interests in international theatres in Argentina, Brazil, Chile, Uruguay and Spain. In fiscal 2013, we disposed of one UK and seven Canadian theatres that we accounted for as discontinued operations and recorded gains, net of lease termination expense, of approximately $39 million primarily due to the write-off of long-term lease liabilities extinguished in connection with the sales and closure. The operations and cash flows of these theatres have been eliminated from our ongoing operations as a result of the dispositions. We do not have any significant continuing involvement in these theatres. The results of operations of those theatres owned and operated by us have been classified as discontinued operations for all periods presented.

Theatre and Other Closures

        During the fourth quarter of our fiscal year ending March 31, 2011, we evaluated excess capacity and vacant and under-utilized retail space throughout our theatre circuit. On March 28, 2011, management decided to permanently close 73 underperforming screens and auditoriums in six theatre locations in the United States and Canada while continuing to operate 89 screens at these locations. The permanently closed screens were physically segregated from the screens that remained in operation and access to the closed space was restricted. Additionally, management decided to discontinue development of and cease use of (including for storage) certain vacant and under-utilized retail space at four other theatres in the United States and the United Kingdom. As a result of closing the screens and auditoriums and discontinuing the development and use of the other spaces, we recorded a charge of $55 million for theatre and other closure expense during the fiscal year ending March 31, 2011. The charge to theatre and other closure expense reflects the discounted contractual amounts of the existing lease obligations for the remaining 7 to 13 year terms of the leases as well as expenses incurred for related asset removal and shutdown costs. A significant portion of each of the affected properties was closed and is no longer used. The charges to theatre and other closure expense do not result in any new, increased or accelerated obligations for cash payments related to the underlying long-term operating lease agreements.

Mergers and Acquisitions

        In December 2012, the Company completed the acquisition of 4 theatres and 61 screens from Rave Reviews Cinemas, LLC and 6 theatres and 95 screens from Rave Digital Media, LLC, (and together "Rave theatres"). The purchase price for the Rave theatres, paid in cash at closing, was $87.6 million, net of cash acquired, and is subject to working capital and other purchase price adjustments. For additional information about this acquisition, see Note 3—Acquisition to our Consolidated Financial Statements under Part II Item 8. of this Transition Report on Form 10-K.

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

Original Notes Offering, Cash Tender Offers, Redemptions and Change of Control

        In connection with the Merger on August 30, 2012, the carrying value of the 8.75% Senior Notes due 2019 (the "Notes due 2019") and the 9.75% Senior Subordinated Notes due 2020 ("Notes due 2020") was adjusted to fair value. As a result, a premium of $57 million and $63 million for the Notes due 2019 and Notes due 2020, respectively, was recorded and will be amortized to interest expense over the remaining term of the notes.

        On June 22, 2012, we announced we had received the requisite consents from holders of each of our Notes due 2019 and our Notes due 2020, (collectively, the "Notes") for (i) a waiver of the requirement for us to comply with the "change of control" covenant in each of the Indenture governing the Notes due 2019 and the Indenture governing the Notes due 2020 (collectively the "Indentures") in connection with the Merger (the "Waivers"), including the Company's obligation to make a "change of control offer" in connection with the Merger with respect to each series of Notes, and (ii) certain amendments to the Indentures to reflect the change in ownership going forward by adding Wanda and its affiliates to the definition of "Permitted Holder" under each of the Indentures. We entered into supplemental indentures to give effect to the Waivers and certain amendments to the Indentures, which became operative upon payment of the applicable consent fee immediately prior to the closing of the Merger. The holders of each of the Notes due 2019 and Notes due 2020 who validly consented to the Waiver and the proposed amendments received a consent fee of $2.50 per $1,000 principal amount at the closing date of the Merger.

        On April 6, 2012, the Company redeemed $51.0 million aggregate principal amount of its Notes due 2014 pursuant to a cash tender offer at a price of $1,000 per $1,000 principal amount plus accrued and unpaid interest on the principal amount of the Notes tendered. The Company used the net proceeds from the issuance of the Senior Secured Credit Facility Term Loan due 2018, which was borrowed on February 22, 2012, to pay for the consideration of the cash tender offer. On August 30, 2012 prior to the consummation of the Merger, the Company issued a call notice for all of its then remaining outstanding Notes due 2014 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, to the redemption date. On August 30, 2012, the Company irrevocably deposited $141.0 million, plus accrued interest to September 1, 2012 with a trustee to satisfy and to discharge its obligations under the Notes due 2014 and its indenture. The Company used a combination of cash on hand and funds contributed by Wanda. The Company recorded a loss on redemption of $1.3 million prior to the Merger related to the extinguishment of the Notes due 2014.

        On February 7, 2012, we launched a cash tender offer to purchase up to $160.0 million aggregate principal amount of our outstanding $300.0 million aggregate principal amount of Notes due 2014. On February 21, 2012, holders of $109.0 million aggregate principal amount of our Notes due 2014 tendered pursuant to the cash tender offer. On February 22, 2012, we accepted for purchase $58.1 million aggregate principal amount for total consideration equal to (i) $972.50 per $1,000.00 in principal amount of notes validly tendered plus (ii) $30 per $1,000.00 in principal amount of the notes validly tendered. On March 7, 2012 we accepted for purchase the remaining $50.9 million aggregate principal amount of our Notes due 2014 tendered on February 21, 2012 for total consideration equal to (i) $972.50 per $1,000.00 in principal amount of notes validly tendered plus (ii) $30 per $1,000.00 in principal amount of the notes validly tendered. We also accepted $10,000 aggregate principal amount of Notes due 2014 tendered after February 21, 2012 for total consideration equal to $972.50 per $1,000 in principal amount of the notes validly tendered. We recorded a loss on extinguishment of $640,000 related to the cash tender offer and redeemed our Notes due 2014 during the fifty-two weeks ended March 29, 2012. On March 7, 2012 we announced our intent to redeem $51.0 million aggregate principal amount of Notes due 2014 at a price of $1,000 per $1,000 principal amount such that an aggregate of $160.0 million of Notes due 2014 would be retired through the tender offer and redemption. On April 6, 2012, we completed the redemption of $51.0 million aggregate principal amount of Notes due 2014 at a redemption price of 100% of the principal amount plus accrued and unpaid interest.

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

Senior Secured Credit Facility Amendment

        On July 2, 2012, the Company entered into a waiver and fourth amendment to its Senior Secured Credit Facility dated as of January 26, 2006 to, among other things: (i) waive a certain specified default that would otherwise occur upon the change of control effected by the Merger, (ii) permit us to change our fiscal year after completion of the Merger, (iii) reflect the change in ownership going forward by restating the definition of "Permitted Holder" under the Senior Secured Credit Facility to include only Wanda and its affiliates in connection with the Merger, (iv) provide for a minimum LIBOR percentage of 1.00%, from, and only after, the completion of the Merger, in determining the interest rate on borrowings under the Term Loan due 2016 ("Term Loan due 2016"), and (v) provide for an interest rate of LIBOR plus 375 basis points on borrowings under the Term Loan due 2018 ("Term Loan due 2018"), from, and only after, the completion of the Merger.

        On February 22, 2012, we entered into an incremental amendment to our Senior Secured Credit Facility pursuant to which we borrowed Term Loan due 2018 of $300 million, and used the proceeds, together with cash on hand, to fund the cash tender offer and redemption of $160 million of the 8% Senior Subordinated Notes due 2014 and to repay the existing Term Loan due 2013 in the amount of $140.7 million.

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

        On March 17, 2011, NCM, Inc., as sole manager of NCM, disclosed the changes in ownership interest in NCM pursuant to the Common Unit Adjustment Agreement dated as of February 13, 2007 ("2010 Common Unit Adjustment"). This agreement provides for a mechanism for adjusting membership units based on increases or decreases in attendance associated with theatre additions and dispositions. Prior to the 2010 Common Unit Adjustment, we held 18,803,420 units, or a 16.98% ownership interest, in NCM as of December 30, 2010. As a result of theatre closings and dispositions and a related decline in attendance, we elected to surrender 1,479,638 common membership units to satisfy the 2010 Common Unit Adjustment, leaving us with 17,323,782 units in NCM as of March 31, 2011. We recorded the surrendered common units as a reduction to deferred revenues for exhibitor services agreement at fair value of $25.4 million, based on a price per share of NCM, Inc. of $17.14 on March 17, 2011, and recorded the reduction of our NCM investment at weighted average cost for Tranche 2 Investments of $25.6 million, resulting in a loss on the surrender of the units of $207,000. The gain from the NCM, Inc. stock sales and the loss from the surrendered NCM common units are reported as Gain on NCM transactions on the Consolidated Statements of Operations. As a result of theatre closings and a related decline in attendance, the NCM Common Unit Adjustment for calendar 2011 called for a reduction in common units. We elected to pay NCM $214,000 to retain 16,717 common units effective March 16, 2012. The amount paid to retain the units decreased the deferred revenues for exhibitor services agreement available for amortization to advertising income for future periods.

        Subsequent to the date of the Merger, the Company's investment in NCM consisted of a single investment tranche consisting of 17,323,782 membership units recorded at fair value (Level 1) on August 30, 2012. As of December 31, 2012, the Company owns a 15.47% interest in NCM.

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

        Broad National Reach.    Thirty-nine percent (39%) of Americans (or approximately 123 million consumers) live within 10 miles of an AMC theatre. This proximity and convenience, along with the affordability and diversity of our film product, drive approximately 200 million consumers into our theatres each year, or approximately 34.5 million unique visitors annually. We believe our ability to serve a broad consumer base across numerous entertainment occasions, such as teenage socializing, romantic dates and group events, is a competitive advantage. Our consumer reach, operating scale, access to diverse content and marketing platforms are valuable to content providers and marketers who want to access this broad and diverse audience.

        Major Market Leader.    We maintain the leading market share within our markets. As of December 31, 2012, we operated in 24 of the top 25 Designated Market Areas as defined by Nielsen Media Research ("DMAs") and had the number one or two market share in each of the top 15 DMAs, including New York City, Los Angeles, Chicago, Philadelphia, San Francisco, Boston and Dallas. In addition, 71% of our screens were located in the top 25 DMAs and 88% were located in the top 50 DMAs. Population growth from 2012 through 2017 is projected by Nielsen Claritas to be 4.9% in the top 25 DMAs and 4.7% in the top 50 DMAs, compared to only 2.5% in all other DMAs. Our strong presence in the top DMAs makes our theatres more visible and therefore strategically more important to content providers who rely on these markets for a disproportionately large share of box office receipts. According to Rentrak, during the year ended December 31, 2012, 58% of all U.S. box office receipts were derived from the top 25 DMAs and 76% were derived from the top 50 DMAs. In certain of our densely populated major metropolitan markets, we believe a scarcity of attractive retail real estate opportunities enhances the strategic value of our existing theatres. We also believe the complexity inherent in operating in these major metropolitan markets is a deterrent to other less sophisticated competitors, protecting our market share position.

        We believe that customers in our major metropolitan markets are generally more affluent and culturally diverse than those in smaller markets. Traditionally, our strong presence in these markets has created a greater opportunity to exhibit a broad array of programming and premium formats, which we believe drives higher levels of attendance at our theatres. This has allowed us to generate higher per screen and per theatre operating metrics. For example, our average ticket price was $9.04 for our Transition Period ended December 31, 2012, as compared to $7.96 for the industry as a whole for calendar year 2012.

        Modern, Highly Productive Theatre Circuit.    We believe the combination of our strong major market presence, focus on a superior guest experience and core operating strategies enables us to deliver industry-leading theatre level operating metrics. For the Transition Period ended December 31, 2012, our theatre exhibition circuit in the United States generated attendance per average theatre of 575,000 (higher than any of our peers), revenues per average theatre of $7.7 million and operating cash flows (defined in Item 7—Operating Results) before rent and G&A per average theatre of $2.7 million. Over the past five fiscal years and the Transition Period ended December 31, 2012, we invested an average of $134.1 million per year to improve and expand our theatre circuit, contributing to the modern portfolio of theatres we operate today.

        Leader in Deployment of Premium Formats.    We also believe our strong major market presence and our highly productive theatre circuit allow us to take greater advantage of incremental revenue-generating opportunities associated with the premium services that we believe will define the future of the theatrical business, including digital delivery, 3D projection, large screen formats such as IMAX and our proprietary ETX offering, alternative programming and upgrades to seating concepts. As the industry's digital conversion is substantially complete, we believe we have established a differentiated leadership position in premium formats. For example, we are the world's largest IMAX exhibitor with 134 screens as of December 31, 2012, all of which are 3D enabled, and we expect to increase our IMAX screen count to 139 by the end of 2013. We are able to charge a premium price for the IMAX experience, which during the Transition Period, produced an estimated 68% greater admissions revenue per person than the standard 2D versions of the same movie, or approximately $5.76 additional revenue per ticket. The availability of IMAX and 3D content has increased significantly from calendar year 2005 to 2012. During this period, available 3D content increased from 3 titles to 51 titles while available IMAX content increased from 5 titles to 25 titles. Industry film grosses for available 3D products increased from $191.0 million to approximately $3.0 billion, while industry film grosses for available IMAX products increased from $864.0 million to approximately $3.0 billion over this time period. This favorable trend continues in calendar year 2013, with 33 3D titles and 22 IMAX titles slated to open, including highly successful franchise installments such as GI Joe Retaliation, Iron Man 3, Star Trek into Darkness, Thor: The Dark Worlds, The Hobbit: The Desolation of Smaug; and 3D versions of Jurassic Park, The Little Mermaid and Star Wars: Episode II—Attack of the Clones. As reported in the January 6, 2012 issue of Box Office Analyst, the film release schedule for calendar year 2014 is beginning to solidify with 21 3D titles and 3 IMAX titles already announced, including sequels of high profile franchises such as Captain America, Spider-Man, Transformers and The Hobbit. We expect that additional 3D and IMAX titles will be announced for 2013 and 2014.

        Innovative Growth Initiatives in Food and Beverage.    We believe our theatre circuit is better positioned than our peer competitors to generate additional revenue from broader and more diverse food and beverage offerings, in part due to our markets' larger, more diverse and more affluent customer base and our management's extensive experience in guest services, specifically within the food and beverage industry. Our annual food and beverage sales would rank us 59th out of the top 100 U.S. food service chains, while representing only approximately 28% of our total revenue. To capitalize on this opportunity, we have introduced proprietary food and beverage offerings in 190 theatres as of December 31, 2012, and we intend to deploy these offerings across our theatre circuit based on the needs and specific circumstances of each theatre. Our wide range of food and beverage offerings features expanded menus, enhanced concession formats and unique dine-in theatre options, which we believe appeals to a larger cross section of potential customers. For example, in fiscal 2011 we converted 13 auditoriums of a 30 screen theatre in the Dallas market to dine-in theatre auditoriums with full kitchen facilities, seat side services and a separate bar and lounge area. From fiscal 2010 to calendar 2012, this theatre's revenues increased over 60% and operating cash flows and margins increased significantly. We plan to continue to invest in one or more enhanced food and beverage offerings across approximately 200 theatres over the next three years.

        Our food and beverage initiatives as of December 31, 2012 include:

  •
  Dine-in theatre concepts at 11 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area;

  •
  The Marketplace at 10 locations, featuring self serve and premium concession items and specialty drinks;

  •
  The Marketplace Express at 1 location, a streamline version of the Marketplace concept for theatres with smaller lobby configurations;

  •
  Concession Freshen at 63 locations, which provides a guest friendly grab and go experience and creates visual interest and space for more products;

  •
  Better For You Merchandisers at 73 locations, addressing currently unmet guest needs by providing healthy choice concession items;

  •
  Made To Order Hot Foods at 173 locations, including menu choices such as curly fries, chicken tenders and mozzarella sticks; and

  •
  Mini-MacGuffins at 17 locations, providing a full bar featuring premium beers, wines and mixed drinks.

        Strong Cash Flow Generation.    We believe that our major market focus and highly productive theatre circuit have enabled us to generate significant cash flow provided by operating activities. For the Transition Period, our net cash provided by operating activities totaled $153.4 million. For the fiscal year ended March 29, 2012, our net cash provided by operating activities totaled $197.3 million. This strong cash flow will enable us to continue our deployment of premium formats and services and to finance planned capital expenditures without relying on the capital markets for funding. In addition, in future years, we expect to continue to generate cash flow sufficient to allow us to grow our revenues, maintain our facilities, service our indebtedness and make dividend payments to our stockholder.

        Management Team Uniquely Positioned to Execute.    Our management team has a unique combination of industry experiences and skill-sets, equipping them to effectively execute our strategies. Our CEO's broad experience in a number of consumer packaged goods and entertainment-related businesses expands our growth perspectives beyond traditional theatrical exhibition and has increased our focus on providing more value to our guests. Our management team includes a Chief Marketing Officer, heads of Food and Beverage, Programming and Development/Real Estate and a Senior Vice President of Corporate Strategy, which serves to augment our deep bench of industry experience. The expanded breadth of our management team allows us to be focused on operational excellence, innovation and successful industry consolidation.

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

Drive Consumer-Related Growth

        Capitalize on Premium Formats.    Technical innovation has allowed us to enhance the consumer experience through premium formats such as IMAX and 3D. Our customers are willing to pay a premium price for this differentiated entertainment experience. When combined with our major markets' customer base, the operating flexibility of digital technology will enhance our capacity utilization and dynamic pricing capabilities. We expect that this will enable us to achieve higher ticket prices for premium formats, and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. We have already seen success from the Metropolitan Opera, with respect to which, during calendar 2012, we programmed 31 performances in over 116 theatres and charged an average ticket price of $18. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We will continue to broaden our content offerings through the installation of additional IMAX, ETX and RealD systems and the presentation of attractive alternative content. For example:

  •
  We have the leading market share of IMAX 3D-enabled digital projection systems. We expect to increase our IMAX screen count to 139 by the end of 2013. These IMAX projection systems have been installed in many of our top performing locations in major U.S. markets, and each of our local IMAX installations is protected by geographic exclusivity. There have been 22 IMAX titles announced for calendar year 2013.

  •
  We have premium seating concepts installed in 8 theatres.

  •
  As of December 31, 2012, we had installed 4,428 digital projectors in our existing theatre base, representing 89% of the projectors in our theatre circuit. We intend to continue our rapid deployment of digital projectors through our arrangements with DCIP and expect to have installed approximately 4,698 digital projectors by the end of 2013. We lease our digital projection systems from DCIP and therefore do not bear the majority of the cost of the digital projector rollout. Operating a digital theatre circuit provides numerous benefits, which include forming the foundation for 3D formats and alternative programming, allowing for more efficient film operations, lowering costs and enabling a better, more versatile advertising platform.

  •
  To complement our deployment of digital technology, in 2006 we partnered with RealD to install their 3D enabled systems in our theatres. As of December 31, 2012, we had 2,219 RealD, 134 IMAX and 15 ETX 3D-enabled systems. During the Transition Period, 3D films licensed by us in the U.S. have generated approximately 40% greater admissions revenue per person than the standard 2D versions of the same film, or approximately $3.35 additional revenue per ticket. There have been 33 3D titles announced for calendar year 2013.

  •
  During fiscal 2010, we introduced our proprietary large-screen digital format, ETX, and as of December 31, 2012 we operated at 15 locations. ETX features wall-to-wall screens that are 20% larger than traditional screens, a custom sound system that is three times more powerful than a traditional auditorium, and 3D-enabled digital projection with twice the clarity of high definition. We charge a premium price for the ETX experience, which during the Transition Period, produced approximately 62% greater admissions revenue per person than the standard 2D versions of the same movie, or approximately $5.21 additional revenue per ticket.

        Broaden and Enhance Food and Beverage Offerings.    To address consumer trends, we are expanding our menu of premium food and beverage products to include made-to-order meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks, and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, from simple, less capital-intensive concession design improvements to the development of new dine-in theatre options. We have successfully implemented our dine-in theatre offerings to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres to more efficiently leverage their additional capacity. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We plan to continue to invest in one or more enhanced food and beverage offerings across approximately 200 theatres over the next three years.

        Maximize Guest Engagement and Loyalty.    In addition to differentiating the AMC Theatres movie-going experience by deploying new sight and sound and seating formats, as well as food and beverage offerings, we are also focused on creating differentiation through guest marketing. We are already the most recognized theatre exhibition brand, with almost 60% brand awareness in the United States. We are actively marketing our own "AMC experience" message to our customers, focusing on every aspect of a customer's engagement with AMC, from the moment a guest visits our website or purchases a ticket to the moment he leaves our theatre. We have also refocused our marketing to drive active engagement with our customers through a redesigned website, Facebook, Twitter, Short Message Service ("SMS") and push email campaigns. As of December 31, 2012, we had approximately 3.8 million "likes" on Facebook, and we engaged directly with our guests via close to 250 million emails in calendar 2012. We fully launched our new fee-based guest frequency program, AMC Stubs, on April 1, 2011. This new program replaces Moviewatcher Rewards, which ended fiscal 2011 with 1.5 million active members, many of which converted over to AMC Stubs. As of December 31, 2012, we had approximately 2.3 million AMC Stubs members, which represent approximately 22% of our attendance during calendar 2012. Additional marketing initiatives include:

  •
  The ongoing continuous improvements of amctheatres.com, our Interactive Voice Response ("IVR") system, and expansion of our use of social media channels to supplant traditional communication via newspapers with contemporary engagement platforms that offer comprehensive theatre, show time and movie-related information. Additional means of consumer engagement are being expanded to include email, social networking, Twitter and text messaging.

  •
  The addition of music, sports and other special events to transform our buildings into full-fledged entertainment venues. This growing complement to traditional content has grown to 91 events in calendar 2012, including the very popular Metropolitan Opera series.

  •
  Targeting film content to the ethnic/lifestyles within individual theatre trade areas, which enables us to drive incremental traffic and create greater guest engagement. Our circuit-within-a-circuit initiative includes a number of guest profiles, including independent films, Latino, Bollywood, Asian/Korean and Urban.

Focus on Operational Excellence

        Disciplined Approach to Theatre Portfolio Management.    We evaluate the potential for new theatres and, where appropriate, replace underperforming theatres with newer, more modern theatres that offer amenities consistent with our portfolio. We also intend to selectively pursue acquisitions where the characteristics of the location, overall market and facilities further enhance the quality of our theatre portfolio. In December 2012, we acquired a total of ten theatres from Rave Reviews Cinemas, LLC and Rave Digital Media, LLC. Historically, we have demonstrated a successful track record of integrating acquisitions such as Loews, General Cinema and Kerasotes. For example, our January 2006 acquisition of Loews combined two leading theatrical exhibition companies, each with a long history of operating in the industry, thereby increasing the number of screens we operated by 47%.

        Continue to Achieve Operating Efficiencies.    We believe that the size of our theatre circuit, our major market concentration and the breadth of our operations will allow us to continue to achieve economies of scale and further improve operating margins. Our operating strategies are focused on the following areas:

  •
  Leveraging our scale to lower our cost of doing business without sacrificing quality or the important elements of guest satisfaction. We have cost savings initiatives for procurement and other functions that allow for vendor consolidation, more targeted marketing and promotional efforts, energy management, and other programs that are expected to provide annual cost savings following December 31, 2012 of approximately $26.9 million.

  •
  Lowering occupancy costs in many of our facilities by renegotiating rental agreements with landlords, strictly enforcing co-tenancy provisions and effective auditing of common area billings. During fiscal 2009 through December 31, 2012 we renewed or renegotiated rental agreements at 121 locations. During this approximately 57 month period, we have reduced the aggregate annual rental amounts from the original terms for these 121 locations by 19%, or approximately $20 million in total annual savings.

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

        During the period from 1990 to 2011, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 638 in 2008, according to the Motion Picture Association 2011 Theatrical Market Statistics and prior reports.

        North American film distributors typically establish geographic film licensing zones and generally allocate available films to one theatre within each zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. In film zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. As of December 31, 2012, approximately 92% of our screens in the United States were located in film licensing zones where we are the sole exhibitor.

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

        There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Paramount Pictures, Twentieth Century Fox, Warner Bros. Distribution, Buena Vista Pictures (Disney), Sony Pictures Releasing, Universal Pictures, and Lionsgate. Films licensed from these distributors accounted for approximately 90% of our U.S. admissions revenues during calendar 2012. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In calendar 2012, no single distributor accounted for more than 18% of our box office admissions.

Concessions

        Concessions sales are our second largest source of revenue after box office admissions. Concessions items include popcorn, soft drinks, candy, hot dogs, premium concession items, specialty drinks (including premium beers, wine and mixed drinks), healthy choice items and made to order hot foods including menu choices such as curly fries, chicken tenders and mozzarella sticks. Different varieties of concession items are offered at our theatres based on preferences in that particular geographic region. As of December 31, 2012, we have implemented dine-in theatre concepts at 11 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area.

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

Employees

        As of December 31, 2012, we employed approximately 850 full-time and 17,300 part-time employees. Approximately 50% of our U.S. theatre associates were paid the minimum wage.

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

        Theatrical exhibition has demonstrated long-term steady growth. U.S. and Canadian box office revenues increased from $5.0 billion in 1989 to $10.8 billion in 2012, driven by increases in both ticket prices and attendance.

        The following table represents information about the exhibition industry obtained from the National Association of Theatre Owners ("NATO") and Rentrak.

Calendar Year	Box Office Revenues (in millions)	Attendance (in millions)	Average Ticket Price	Number of Theatres	Indoor Screens	Screens Per Theatre
2012	$10,840	1,361	$7.96	5,683	39,136	6.9
2011	10,190	1,285	7.93	5,697	38,974	6.8
2010	10,580	1,339	7.90	5,773	38,902	6.7
2009	10,600	1,414	7.50	5,561	38,605	6.9
2008	9,634	1,341	7.18	5,403	38,934	7.2
2007	9,632	1,400	6.88	5,545	38,159	6.9
2006	9,170	1,401	6.55	5,543	37,776	6.8

        According to the most recently available information from NATO, there are approximately 1,089 companies competing in the U.S./Canada theatrical exhibition industry, approximately 597 of which operate four or more screens. Industry participants vary substantially in size, from small independent operators to large international chains. Based on information obtained from Rentrak, we believe that the four largest exhibitors (in terms of box office revenue) generated approximately 59% of the box office revenues in 2012. This statistic is up from 33% in 2000 and is evidence that the theatrical exhibition business in the United States has been consolidating. According to NATO, average screens per theatre have increased from 6.5 in 2005 to 6.9 in 2012, which we believe is indicative of the industry's development of megaplex theatres.

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

        As major studio releases have declined in recent years, we believe independent distributors like Open Road Films fill an important gap that exists in the market today for consumers, movie producers and theatrical exhibitors by providing a broader availability of movies to consumers. Theatrical exhibitors are uniquely positioned to not only support, but also benefit from new distribution companies and content providers. We believe the theatrical exhibition industry will continue to be attractive for a number of key reasons, including:

        A Highly Popular and Affordable Out-of-Home Entertainment Experience.    Going to the movies has been one of the most popular and affordable out-of-home entertainment options for decades. The estimated average price of a movie ticket was $7.96 in calendar 2012, considerably less than other out-of-home entertainment alternatives such as concerts and sporting events. In calendar 2012, attendance at indoor movie theatres in the United States and Canada was over 1.3 billion. This contrasts to 111.8 million combined annual attendance generated by professional baseball, basketball and football over calendar 2011.

        Adoption of Digital Technology.    The theatrical exhibition industry is near completion in its overall conversion from film-based to digital projection technology. This digital conversion resulted in lower distribution and exhibition expenses for the industry, efficient delivery of alternative content and niche programming, and premium experiences for consumers. Digital projection also results in a premium visual experience for patrons, and digital content gives the theatre operator greater flexibility in programming. The industry will benefit from the conversion to digital delivery, alternative content, 3D formats and dynamic pricing models. As theatre exhibitors have adopted digital technology, the theatre circuits have shown enhanced productivity, profitability and efficiency. Digital technology and the 3D it enables has increased attendance and average ticket prices. Digital technology also facilitates live and pre-recorded networked and single-site meetings and corporate events in movie theatres and will allow for the distribution of live and pre-recorded entertainment content and the sale of associated sponsorships.

        Long History of Steady Growth.    The theatrical exhibition industry has produced steady growth in revenues over the past several decades. In recent years, net new build activity has slowed, and screen count has rationalized and is expected to decline in the near term before stabilizing, thereby increasing revenue per screen for existing theatres. The combination of the popularity of movie-going, its steady long-term growth characteristics and the industry's consolidation and relative maturity makes theatrical exhibition a high cash flow generating business today. Box office revenues in the United States and Canada have increased from $5.0 billion in 1989 to $10.8 billion in 2012, driven by increases in both ticket prices and attendance across multiple economic cycles. The industry has also demonstrated its resilience to economic downturns; during four of the last six recessions, attendance and box office revenues grew an average of 8.1% and 12.3%, respectively.

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

Regulatory Environment

        The distribution of motion pictures is, in large part, regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The consent decrees, resulting from one of those cases to which we were not a party, have a material impact on the industry and us. Those consent decrees bind certain major motion picture distributors and require the motion pictures of such distributors to be offered and licensed to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis.

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

(d)   Financial Information About Geographic Areas

        For information about the geographic areas in which we operate, see Note 17—Operating Segment to the Consolidated Financial Statements under Part II Item 8 of this Transition Report on Form 10-K. During the Transition Period, revenues from our continuing theatre operations outside the United States accounted for less than 1% of our total revenues. There are significant differences between the theatrical exhibition industry in the United States and in these international markets.

(e)   Available Information.

        We make available free of charge on our web site (www.amctheatres.com) under "Corporate Info" / "Investor Relations—SEC Filings", AMCE's annual reports and transition report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission. In addition, the public may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

Item 1A.

RISK FACTORS

Risks Related to Our Business

Our substantial debt could adversely affect our operations and prevent us from satisfying those debt obligations.

        We have a significant amount of debt. As of December 31, 2012, we had outstanding $2,201.3 million of indebtedness ($2,085.0 million face amount), which consisted of $762.9 million under our Senior Secured Credit Facility ($762.3 million face amount), $654.7 million of our senior notes ($600.0 million face amount), $661.1 million of our existing subordinated notes ($600.0 million face amount) and $122.6 million of existing capital and financing lease obligations, and $180.9 million would have been available for borrowing as additional senior debt under our Senior Secured Credit Facility. In connection with the Merger on August 30, 2012, the carrying value of our debt was adjusted to fair value. See Note 9—Corporate Borrowings and Capital and Financing Lease Obligations to the Consolidated Financial Statements under Part II Item 8 of this Transition Report on Form 10-K. As of December 31, 2012, we also had approximately $3.6 billion of undiscounted rental payments under operating leases (with initial base terms generally between 15 to 20 years). The amount of our indebtedness and lease and other financial obligations could have important consequences to you. For example, it could:

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

We have had significant financial losses in previous years.

        Prior to fiscal 2007, we had reported net losses in each of the prior nine fiscal years totaling approximately $510.1 million. For fiscal 2007, 2008, 2009, 2010, 2011, 2012, the period March 30, 2012 through August 30, 2012, and the period August 31, 2012 through December 31, 2012, we reported net earnings (losses) of $134.1 million, $43.4 million, $(81.2) million, $69.8 million, $(122.9) million, $(82.0) million, $94.4 million, and $(37.2) million respectively. If we experience losses in the future, we may be unable to meet our payment obligations while attempting to expand our theatre circuit and withstand competitive pressures or adverse economic conditions.

We face significant competition for new theatre sites, and we may not be able to build or acquire theatres on terms favorable to us.

        We anticipate significant competition from other exhibition companies and financial buyers when trying to acquire theatres, and there can be no assurance that we will be able to acquire such theatres at reasonable prices or on favorable terms. Moreover, some of these possible buyers may be stronger financially than we are. In addition, given our size and market share, as well as our experiences with the Antitrust Division of the United States Department of Justice in connection with the acquisition of Kerasotes and prior acquisitions, we may be required to dispose of theatres in connection with future acquisitions that we make. As a result of the foregoing, we may not succeed in acquiring theatres or may have to pay more than we would prefer to make an acquisition.

Acquiring or expanding existing circuits and theatres may require additional financing, and we cannot be certain that we will be able to obtain new financing on favorable terms, or at all.

        Our net capital expenditures aggregated approximately $72.8 million and $40.1 million during the period August 31, 2012 through December 31, 2012 and the period March 30, 2012 through August 30, 2012, respectively. We estimate that our planned capital expenditures will be between $240.0 million and $270.0 million in calendar 2013 and will continue at approximately $290.0 million annually over the next three years. Actual capital expenditures in calendar 2013 may differ materially from our estimates. We may have to seek additional financing or issue additional securities to fully implement our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

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

        In any acquisition, we expect to benefit from cost savings through, for example, the reduction of overhead and theatre level costs, and from revenue enhancements resulting from the acquisition. However, there can be no assurance that we will be able to generate sufficient cash flow from these acquisitions to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits. Nor can there be any assurance that our profitability will be improved by any one or more acquisitions. Although we have a long history of successfully integrating acquisitions, any acquisition may involve operating risks, such as:

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

        The opening of large megaplexes by us and certain of our competitors has drawn audiences away from some of our older, multiplex theatres. In addition, demographic changes and competitive pressures have caused some of our theatres to become unprofitable. As a result, we may have to close certain theatres or recognize impairment losses related to the decrease in value of particular theatres. We review long-lived assets, including intangibles, marketable securities and non-consolidated entities for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognized non-cash impairment losses in 1996 and in each fiscal year thereafter except for 2005 and the Transition Period. Our impairment losses of long-lived assets from continuing operations over this period aggregated to $298.1 million. Beginning fiscal 1999 through December 31, 2012, we also incurred theatre and other closure expenses, including theatre lease termination charges aggregating approximately $138.6 million. Deterioration in the performance of our theatres could require us to recognize additional impairment losses and close additional theatres, which could have an adverse effect on the results of our operations. We continually monitor the performance of our theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and significant theatre and other closure charges prior to expiration of underlying lease agreements.

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

We may be subject to unfavorable changes in governmental regulation.

        We are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, equal employment, minimum wages, and licensing for the sale of food and, in some theatres, alcoholic beverages. Our new theatre openings could be delayed or prevented or our existing theatres could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business.

We may be subject to liability under environmental laws and regulations.

        We own and operate facilities throughout the United States and are subject to the environmental laws and regulations of those jurisdictions, particularly laws governing the cleanup of hazardous materials and the management of properties. We might in the future be required to participate in the cleanup of a property that we own or lease, or at which we have been alleged to have disposed of hazardous materials from one of our facilities. In certain circumstances, we might be solely responsible for any such liability under environmental laws, and such claims could be material.

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

        Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), or a reduction in the marketing efforts of the major motion picture studios, could hurt our business and results of operations. Conversely, the successful performance of these motion pictures, particularly the sustained success of any one motion picture, or an increase in effective marketing efforts of the major motion picture studios, may generate positive results for our business and operations in a specific quarter or year that may not necessarily be indicative of, or comparable to, future results of operations. In addition, a change in the type and breadth of movies offered by motion picture studios may adversely affect the demographic base of moviegoers.

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

        In recent years, theatrical exhibition companies have emphasized the development of large megaplexes, some of which have as many as 30 screens in a single theatre. The industry-wide strategy of aggressively building megaplexes generated significant competition and rendered many older, multiplex theatres obsolete more rapidly than expected. Many of these theatres are under long-term lease commitments that make closing them financially burdensome, and some companies have elected to continue operating them notwithstanding their lack of profitability. In other instances, because theatres are typically limited use design facilities, or for other reasons, landlords have been willing to make rent concessions to keep them open. In recent years many older theatres that had closed are being reopened by small theatre operators and in some instances by sole proprietors that are able to negotiate significant rent and other concessions from landlords. As a result, there was growth in the number of screens in the U.S. and Canadian exhibition industry from 2006 to 2008. This has affected and may continue to affect the performance of some of our theatres. The number of screens in the U.S. and Canadian exhibition industry increased slightly from 2008 to 2012.

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

        Over the last decade, the average video release window, which represents the time that elapses from the date of a film's theatrical release to the date a film is available on DVD or similar on demand release, an important downstream market, has decreased from approximately six months to approximately three to four months. If patrons choose to wait for a DVD release rather than attend a theatre for viewing the film, it may adversely impact our business and results of operations, financial condition and cash flows. Several major film studios are currently testing a premium video on demand product released in homes approximately 60 days after a movie's theatrical debut, which could cause the release window to shrink further. We cannot assure you that this release window, which is determined by the film studios, will not shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

General political, social and economic conditions can reduce our attendance.

        Our success depends on general political, social and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on concessions, which accounted for 28% of our revenues in calendar 2012, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers' discretionary income falls as a result of an economic downturn. Geopolitical events, including the threat of domestic terrorism or cyber attacks, could cause people to avoid our theatres or other public places where large crowds are in attendance.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The following table sets forth the general character and ownership classification of our theatre circuit, excluding unconsolidated joint ventures and managed theatres, as of December 31, 2012:

Property Holding Classification	Theatres	Screens
Owned	18	169
Leased pursuant to ground leases	6	73
Leased pursuant to building leases	313	4,656

Total	337	4,898

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

        We lease our corporate headquarters in Kansas City, Missouri. In calendar 2013, we expect to move to our new leased corporate headquarters in Leawood, Kansas.

        Currently, the majority of the concessions, seating and other equipment required for each of our theatres are owned. The majority of our digital projection equipment is leased from DCIP.

        Please refer to page 6 for the geographic locations of our Theatrical Exhibition circuit as of December 31, 2012. See Note 5—Property to the audited Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-K.

Item 3.    Legal Proceedings.

        Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 14—Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 on this Transition Form 10-K.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common equity consists of Common Stock. There is currently no established public trading market for our Common Stock.

Common Stock

        On February 17, 2013, there was one stockholder of record of our Common Stock, AMC Entertainment Holdings, Inc.

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

Issuer Purchase of Equity Securities

        There were no repurchases of AMCE Common Stock during the period September 28, 2012 through December 31, 2012.

Item 6.    Selected Financial Data.

	Years Ended(1)(3)
(In thousands, except operating data)	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Revenues:
Admissions	$548,632	$816,031	$1,721,295	$1,644,837	$1,659,549	$1,534,644
Concessions	229,739	342,130	689,680	644,997	627,235	608,977
Other revenue	33,121	47,911	111,002	72,704	71,021	71,435

Total revenues	811,492	1,206,072	2,521,977	2,362,538	2,357,805	2,215,056

Operating Costs and Expenses:
Film exhibition costs	291,561	436,539	916,054	860,470	901,076	819,192
Concession costs	30,545	47,326	93,581	79,763	69,164	64,733
Operating expense(6)	230,434	297,328	696,783	691,264	588,365	555,468
Rent	143,374	189,086	445,326	451,874	419,227	427,617
General and administrative:
Merger, acquisition and transactions costs	3,366	172	2,622	14,085	2,280	650
Management fee	—	2,500	5,000	5,000	5,000	5,000
Other	29,110	27,025	51,776	58,136	57,858	53,628
Depreciation and amortization	71,633	80,971	212,817	211,444	186,350	198,224
Impairment of long-lived assets	—	—	285	12,779	3,765	65,397

Operating costs and expenses	800,023	1,080,947	2,424,244	2,384,815	2,233,085	2,189,909
Operating income (loss)	11,469	125,125	97,733	(22,277)	124,720	25,147
Other expense (income)	49	960	1,402	27,847	11,032	—
Interest expense:
Corporate borrowings	45,259	67,614	161,645	143,522	126,458	115,757
Capital and financing lease obligations	1,873	2,390	5,968	6,198	5,652	5,990
Equity in (earnings) losses of non-consolidated entities	2,480	(7,545)	(12,559)	(17,178)	(30,300)	(24,823)
Gain on NCM transactions	—	—	—	(64,441)	—	—
Investment expense (income)(5)	290	(41)	17,641	(384)	(204)	(1,661)

Earnings (loss) from continuing operations before income taxes	(38,482)	61,747	(76,364)	(117,841)	12,082	(70,116)
Income tax provision (benefit)	(2,020)	2,500	2,015	1,950	(68,800)	5,800

Earnings (loss) from continuing operation	(36,462)	59,247	(78,379)	(119,791)	80,882	(75,916)
Earnings (loss) from discontinued operations, net of income tax provision(2)	(688)	35,153	(3,609)	(3,062)	(11,092)	(5,256)

Net earnings (loss)	$(37,150)	$94,400	$(81,988)	$(122,853)	$69,790	$(81,172)

	Years Ended(1)(3)
(In thousands, except operating data)	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Balance Sheet Data (at period end):
Cash and equivalents	$130,928		$272,337	$301,158	$495,343	$534,009
Corporate borrowings	2,078,675		2,146,534	2,102,540	1,832,854	1,687,941
Other long-term liabilities	426,468		426,829	432,439	309,591	308,701
Capital and financing lease obligations	122,645		62,220	65,675	57,286	60,709
Stockholder's equity	774,105		154,340	360,159	760,559	1,039,603
Total assets	4,272,675		3,637,992	3,740,245	3,653,177	3,725,597
Other Data:
Net cash provided by operating activities	$73,892	$79,497	$197,327	$92,072	$258,015	$200,701
Capital expenditures	(72,774)	(40,116)	(139,359)	(129,347)	(97,011)	(121,456)
Proceeds from sale/leasebacks	—	—	953	4,905	6,570	—
Screen additions	22	13	26	55	6	83
Screen acquisitions	166	—	—	960	—	—
Screen dispositions	19	62	120	400	105	77
Average screens—continuing operations(4)	4,732	4,742	4,811	4,920	4,319	4,379
Number of screens operated	4,988	4,819	4,868	4,962	4,347	4,446
Number of theatres operated	344	333	338	352	289	299
Screens per theatre	14.5	14.5	14.4	14.1	15.0	14.9
Attendance (in thousands)—continuing operations(4)	60,336	90,616	194,205	188,810	194,155	190,639

(1)
Cash dividends declared on common stock for fiscal 2012, 2011, 2010, and 2009 were $109,581,000, $278,258,000, $329,981,000, and $35,989,000, respectively. No dividends were declared during the Transition Period.

(2)
All fiscal years presented includes earnings and losses from discontinued operations related to seven theatres in Canada and one theatre in the UK that were sold or closed in the Transition Period and 44 theatres in Mexico that were sold during fiscal 2009. During the period of March 30, 2012 through August 30, 2012, the Company recorded gains, net of lease termination expense, on the disposition of the seven Canada theatres and the one United Kingdom theatre of approximately $39,000,000, primarily due to the write-off of long-term lease liabilities extinguished in connection with the sales and closure.

(3)
On November 15, 2012, the Company announced it had changed its fiscal year to a calendar year so that the calendar year shall begin on January 1st and end on December 31st of each year. Prior to the change, fiscal years refer to the fifty-two weeks, and in some cases fifty-three weeks, ending on the Thursday closest to the last day of March.

In connection with the change of control, the Company's assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, the Company's financial statement presentations herein distinguish between a predecessor period ("Predecessor"), for periods prior to the Merger, and a successor period ("Successor"), for periods subsequent to the Merger. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date. The consolidated financial statements presented herein are those of Successor from its inception on August 31, 2012 through December 31, 2012, and those of Predecessor for all periods prior to the

  Merger date. As a result of the application of "push down" accounting at the time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable.

(4)
Includes consolidated theatres only.

(5)
During fiscal 2012, investment loss (income) includes an impairment loss of $17,751,000, related to the Company's investment in RealD Inc. common stock.

(6)
Includes theatre and other closure expense (income) during the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012 and for fiscal years 2012, 2011, 2010, and 2009 of $2,381,000, $4,191,000, $7,449,000, $60,763,000, $2,573,000, and $(2,262,000), respectively. In the fourth quarter of fiscal 2011, the Company permanently closed 73 underperforming screens in six theatre locations while continuing to operate 89 screens at these locations, and discontinued development of and ceased use of certain vacant and under-utilized retail space at four other theatres, resulting in a charge of $55,015,000 for theatre and other closure expense.

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

        All references to the Transition Period, ("Transition Period"), in this section are for the period March 30, 2012 through December 31, 2012 and are derived by combining the audited results of operations of our Predecessor from March 30, 2012 to August 30, 2012 with the audited results of operations of our Successor from August 31, 2012 to December 31, 2012. These pro forma combined results for the Transition Period do not purport to represent what our consolidated results of operations would have been if the Successor had actually been formed on March 30, 2012, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the acquisition actually occurred on March 30, 2012.

Overview

        We are one of the world's leading theatrical exhibition companies. During the Transition Period, we permanently closed four theatres with 40 screens in the U.S., permanently closed one theatre operated pursuant to a joint venture with 6 screens, temporarily closed one theatre and 35 screens in the U.S. to remodel into dine-in theatres, re-opened one theatre and 35 screens that were previously closed to remodel into dine-in theatres in the U.S., sold or closed 7 theatres with 154 screens located in Canada and one theatre with 12 screens in the UK and acquired 11 theatres with 166 screens in the U.S. As of December 31, 2012, we owned, operated or had interests in 344 theatres and 4,988 screens.

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

        Technical innovation has allowed us to enhance the consumer experience through premium formats such as IMAX, 3D and other large screen formats. When combined with our major markets' customer base, the operating flexibility of digital technology will enhance our capacity utilization and dynamic pricing capabilities. This will enable us to achieve higher ticket prices for premium formats and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We will continue to broaden our content offerings and enhance the guest experience through the installation of additional IMAX and ETX (our proprietary large screen format) screens and the presentation of attractive alternative content as well as substantial upgrades to seating concepts.

        Concessions sales are our second largest source of revenue after box office admissions. Concessions items traditionally include popcorn, soft drinks, candy and hot dogs. Different varieties of concession items are offered at our theatres based on preferences in that particular geographic region. Our strategy emphasizes prominent and appealing concessions counters designed for rapid service and efficiency, including a guest friendly self-serve experience. We design our theatres to have more concessions capacity to make it easier to serve larger numbers of customers. Strategic placement of large concessions stands within theatres increases their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the concessions stands. To address recent consumer trends, we are expanding our menu of premium food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, from simple, less capital-intensive concession design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently leverage their additional capacity. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We have successfully implemented our dine-in theatre concepts at 11 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area. We plan to continue to invest in one or more enhanced food and beverage offerings over the next three years across approximately 200 theatres.

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

        During the 2012 calendar year, films licensed from our seven largest distributors based on revenues accounted for approximately 90% of our U.S. admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year.

        During the period from 1990 to 2011, the annual number of first-run films released by distributors in the United States ranged from a low of 370 in 1995 to a high of 638 in 2008, according to the Motion Picture Association of America 2011 MPAA Theatrical Market Statistics and prior reports. The number of digital 3D films released annually increased from a low of 0 in 2002 to a high of 51 in 2012.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions, substantial upgrades to seating concepts, expansion of food and beverage offerings, including dine-in-theatres, and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of theatres. Typically our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and premium seat design. As of

December 31, 2012, we have 2,368 3D enabled screens, including ETX 3D enabled screens, and 134 IMAX 3D enabled screens; approximately 47.5% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 2.7% of our screens were IMAX 3D enabled screens. We are the largest IMAX exhibitor in the world with a 45% market share in the United States, and each of our IMAX local installations is protected by geographic exclusivity. On July 16, 2012, we, along with the IMAX Corporation, announced an expansion of our existing joint revenue sharing arrangement to include the installation of 8 confirmed and up to 18 additional IMAX theatres in the United States. The following table identifies the upgrades to our theatre circuit:

Format	Number of Screens As of December 31, 2012	Number of Screens As of March 29, 2012	Increase (decrease) in Number of Screens
Digital	4,428	3,692	736
3D enabled	2,234	2,208	26
IMAX (3D enabled)	134	128	6
ETX (3D enabled)	15	17	(2)
Dine-in theatres	111	81	30
Premium seating	77	33	44

Stock-Based Compensation

        Upon the change of control as a result of the Merger, all of the stock options and restricted stock interests under both the amended and restated 2004 Stock Option Plan and the 2010 Equity Incentive Plan were cancelled and holders received payments aggregating approximately $7,035,000. See Note 2—Merger included elsewhere in this Transition Report on Form 10-K for additional information. Subsequent to the Merger, the Company has no stock-based compensation arrangements.

Significant Events

        Our Transition Period includes four more days than the thirty-nine weeks ended December 29, 2011. The last four days of our Transition Period also occurred during the year-end holiday season when the most marketable motion pictures are released, which generally drive higher attendance and revenues.

        In December 2012, the Company completed the acquisition of 4 theatres and 61 screens from Rave Reviews Cinemas, LLC and 6 theatres and 95 screens from Rave Digital Media, LLC, (and together "Rave theatres"). The purchase price for the Rave theatres, paid in cash at closing, was $87,555,000, net of cash acquired, and is subject to working capital and other purchase price adjustments. For additional information about this acquisition, see Note 3—Acquisition to our Consolidated Financial Statements under Part II Item 8. of this Transition Report on Form 10-K.

        On August 30, 2012, Wanda acquired Parent through a merger between Parent and Wanda Film Exhibition Co. Ltd. ("Merger Subsidiary"), an indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Parent with Parent continuing as the surviving corporation and as an indirect subsidiary of Wanda.

        In July and August of 2012, we sold 6 and closed 1 of our 8 theatres located in Canada. One theatre with 20 screens was closed prior to the end of the lease term and we made a payment to the landlord to terminate this lease for $7,562,000. Two theatres with 48 screens were sold under an asset purchase agreement to Empire Theatres Limited and 4 theatres with 86 screens were sold under the share purchase agreement to Cineplex, Inc. The total net proceeds from the sales were approximately $1,472,000, and are subject to purchase price adjustments. The operations of these 7 theatres have been eliminated from our ongoing operations during fiscal 2013. We do not have any significant continuing involvement in the operations of these 7 theatres after the dispositions. During August of 2012, we sold one theatre in the UK with 12 screens. Proceeds from this sale were $395,000 and are subject to working capital and other purchase price adjustments as described in the sales agreement. The results of operations of these 8 theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. We are in discussions with the landlords regarding the ongoing operations at the remaining theatre located in Canada and the remaining theatre located in the UK. We recorded gains, net of lease termination expense, on the sales of these theatres of approximately $39,000,000, which are included in discontinued operations and reflect the write off of long-term lease liabilities extinguished in connection with the sales and closure.

        On July 2, 2012, we entered into a waiver and fourth amendment to our Senior Secured Credit Facility dated as of January 26, 2006 to, among, other things: (i) waive a certain specified default that would otherwise occur upon the change of control effected by the Merger, (ii) permit us to change our fiscal year after completion of the Merger, (iii) reflect the change in ownership going forward by restating the definition of "Permitted Holder" to include only Wanda and its affiliates under the Senior Secured Credit Facility in connection with the Merger, (iv) provide for a minimum LIBOR percentage of 1.00%, from, and only after, the completion of the Merger, to the Senior Secured Credit Facility term loans due December 2016 ("Term Loan due 2016"), and (v) provide for an interest rate of LIBOR plus 375 basis points to the Senior Secured Credit Facility term loans due January 2018 ("Term Loan due 2018"), from and only after, the completion of the Merger. The current interest rates for borrowings under the Term Loan due 2016 is 4.25%, which is based on LIBOR plus 3.25% and is subject to a 1.00% minimum LIBOR rate with respect to LIBOR borrowings, and the interest rates for borrowings under the Term Loan due 2018 is 4.75%, which is based on LIBOR plus 3.75% and is subject to a 1.00% minimum LIBOR rate with respect to LIBOR borrowings.

        On June 22, 2012, we announced we had received the requisite consents from holders of each of our Notes due 2019 and our Notes due 2020, (collectively, the "Notes") for (i) a waiver of the requirement for us to comply with the "change of control" covenant in each of the Indenture governing the Notes due 2019 and the Indenture governing the Notes due 2020 (collectively the "Indentures") in connection with the Merger (the "Waivers"), including the Company's obligation to make a "change of control offer" in connection with the Merger with respect to each series of Notes, and (ii) certain amendments to the Indentures to reflect the change in ownership going forward by adding Wanda and its affiliates to the definition of "Permitted Holder" under each of the Indentures. We entered into supplemental indentures to give effect to the Waivers and certain amendments to the Indentures, which became operative upon payment of the applicable consent fee immediately prior to the closing of the Merger. The holders of each of the Notes due 2019 and Notes due 2020 who validly consented to the Waiver and the proposed amendments received a consent fee of $2.50 per $1,000 principal amount at the closing date of the Merger.

        On April 6, 2012, we redeemed $51,035,000 aggregate principal amount of our 8.00% Senior Subordinated Notes due 2014 (the "Notes due 2014") pursuant to a cash tender offer at a price of $1,000 per $1,000 principal amount. We used the net proceeds from the issuance of the Senior Secured Credit Facility term loans (the "Term Loan due 2018"), which was borrowed on February 22, 2012, to pay for the consideration of the cash tender offer plus accrued and unpaid interest on the principal amount of the Notes due 2014. On August 30, 2012, prior to the consummation of the Merger, we issued a call notice for our remaining outstanding Notes due 2014 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. On August 30, 2012, we irrevocably deposited $141,027,000 plus accrued and unpaid interest to September 1, 2012 with a trustee to satisfy and to discharge our obligations under the Notes due 2014 and the indenture. We recorded a loss on redemption of $1,297,000 prior to the Merger in Other Expense related to the extinguishment of the Notes due 2014.

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

        On February 22, 2012, we entered into an incremental amendment to our Senior Secured Credit Facility pursuant to which we borrowed the Term Loan due 2018, the proceeds of which, together with cash on hand, were used to fund the cash tender offer and redemption of the Notes due 2014 and to repay our existing Term Loan due 2013. The Term Loan due 2018 was issued under the Senior Secured Credit Facility for $300,000,000 aggregate principal amount and net proceeds received were $297,000,000. The Term Loan due 2018 requires repayments of principal of 1% per annum and the remaining principal payable upon maturity on February 22, 2018. The Term Loan due 2018 bears interest at 4.25% as of March 29, 2012 which is based on LIBOR plus 3.25% and subject to a 1.00%

minimum LIBOR rate. On February 22, 2012, we redeemed the outstanding Term Loan due 2013 at a redemption price of 100% of the then outstanding aggregate principal balance of $140,657,000. The Term Loan due 2013 bore interest at 2.0205% on February 22, 2012 which was based on LIBOR plus 1.75%. We recorded a loss on extinguishment of the Term Loan due 2013 of $383,000, during the fifty-two weeks ended March 29, 2012.

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

        On April 1, 2011, we fully launched AMC Stubs, a guest frequency program which allows members to earn rewards, including $10 for each $100 spent, redeemable on future purchases at AMC locations. The portion of the admissions and concessions revenues attributed to the rewards is deferred as a reduction of admissions and concessions revenues, based on member redemptions. Rewards must be redeemed no later than 90 days from the date of issuance. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. Rewards not redeemed within 90 days are forfeited and recognized as admissions or concessions revenues based on original point of sale. Progress rewards (member spend toward earned rewards) for expired memberships are forfeited upon expiration of the membership and recognized as admissions or concessions revenues based on original point of sale. The program's annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

        During our launch of AMC Stubs in the prior fiscal year, admissions and concessions revenues were reduced due to the ramp up in membership, causing more rewards to be earned than redeemed. AMC Stubs membership has stabilized during the current fiscal year, resulting in a much less pronounced impact on admissions and concessions revenues. The following tables reflect AMC Stubs activity during the Transition Period and the thirty-nine weeks ended December 29, 2011:

			AMC Stubs Revenue for Transition Period Ended December 31, 2012
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, March 29, 2012	$13,693	$20,961
Membership fees received	15,085	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	4,528	—	(4,528)	—
Concessions	—	25,907	—	—	(25,907)
Rewards redeemed:
Admissions	—	(11,553)	—	11,553	—
Concessions	—	(24,024)	—	—	24,024
Amortization of deferred revenue	(18,182)	—	18,182	—	—

For the period ended or balance as of December 31, 2012	$10,596	$15,819	$18,182	$7,025	$(1,883)

			AMC Stubs Revenue for Thirty-nine Weeks Ended December 29, 2011
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, March 31, 2011	$858	$579
Membership fees received	20,060	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	12,773	—	(12,773)	—
Concessions	—	22,252	—	—	(22,252)
Rewards redeemed:
Admissions	—	(6,774)	—	6,774	—
Concessions	—	(10,368)	—	—	10,368
Amortization of deferred revenue	(8,696)	—	8,696	—	—

For the period ended or balance as of December 29, 2011	$12,222	$18,462	$8,696	$(5,999)	$(11,884)

        The following table reflects AMC Stubs activity during the fiscal year ended March 29, 2012:

			AMC Stubs Revenue for Fifty-Two Weeks Ended March 29, 2012
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, March 31, 2011	$858	$579
Membership fees received	27,477	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	16,752	—	(16,752)	—
Concessions	—	32,209	—	—	(32,209)
Rewards redeemed:
Admissions	—	(10,819)	—	10,819	—
Concessions	—	(17,760)	—	—	17,760
Amortization of deferred revenue	(14,642)	—	14,642	—	—

For the period ended or balance as of March 29, 2012	$13,693	$20,961	$14,642	$(5,933)	$(14,449)

        On March 31, 2011, Marquee Holdings Inc., a direct, wholly-owned subsidiary of Parent and a holding company, the sole asset of which consisted of the capital stock of AMCE, was merged with and into Parent, with Parent continuing as the surviving entity. As a result of the merger, AMCE became a direct subsidiary of Parent.

        During the fourth quarter of our fiscal year ending March 31, 2011, we evaluated excess capacity and vacant and under-utilized retail space throughout our theatre circuit. On March 28, 2011, management decided to permanently close 73 underperforming screens and auditoriums in six theatre locations in the United States and Canada while continuing to operate 89 screens at these locations. The permanently closed screens were physically segregated from the screens that remained in operation and access to the closed space was restricted. Additionally, management decided to discontinue development of and cease use of (including for storage) certain vacant and under-utilized retail space at four other theatres in the United States and the United Kingdom. As a result of closing the screens and auditoriums and discontinuing the development and use of the other spaces, we recorded a charge of $55,015,000 for theatre and other closure expense, which is included in operating expense in the Consolidated Statements of Operations during the fiscal year ending March 31, 2011. The charge to theatre and other closure expense reflects the discounted contractual amounts of the existing lease obligations of $53,561,000 for the remaining 7 to 13 year terms of the leases as well as expenses incurred for related asset removal and shutdown costs of $1,454,000. A significant portion of each of the affected properties was closed and is no longer used. The charges to theatre and other closure expense do not result in any new, increased or accelerated obligations for cash payments related to the underlying long-term operating lease agreements.

        In addition to the auditorium closures, we permanently closed 22 theatres with 144 screens in the U.S. during the fifty-two weeks ended March 31, 2011 prior to the expiration of the lease term. We recorded $5,748,000 for theatre and other closure expense, which is included in operating expense in the Consolidated Statements of Operations, due primarily to the remaining lease terms of 5 theatre closures and accretion of the closure liability related to theatres closed during prior periods. Of the theatre closures in fiscal 2011, 9 theatres with 35 screens were owned properties with no related lease obligation; 7 theatres with 67 screens had leases that were allowed to expire; a single screen theatre with a management agreement was allowed to expire; and 5 theatres with 41 screens were closed with remaining lease terms in excess of one month. Reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and common area maintenance.

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

        On March 17, 2011, NCM, Inc., as sole manager of NCM, disclosed the changes in ownership interest in NCM pursuant to the Common Unit Adjustment Agreement dated as of February 13, 2007 ("2010 Common Unit Adjustment"). This agreement provides for a mechanism for adjusting membership units based on increases or decreases in attendance associated with theatre additions and dispositions. Prior to the 2010 Common Unit Adjustment, we held 18,803,420 units, or a 16.98% ownership interest, in NCM as of December 30, 2010. As a result of theatre closings and dispositions and a related decline in attendance, we elected to surrender 1,479,638 common membership units to satisfy the 2010 Common Unit Adjustment, leaving us with 17,323,782 units, or a 15.66% ownership interest, in NCM as of March 31, 2011. We recorded the surrendered common units as a reduction to deferred revenues for exhibitor services agreement at fair value of $25,361,000, based on a price per share of NCM, Inc. of $17.14 on March 17, 2011, and recorded the reduction of the Company's NCM investment at weighted average cost for Tranche 2 Investments of $25,568,000, resulting in a loss on the surrender of the units of $207,000. The gain from the NCM, Inc. stock sales and the loss from the surrendered NCM common units are reported as Gain on NCM transactions on the Consolidated Statements of Operations. As a result of theatre closings and a related decline in attendance, the NCM Common Unit Adjustment for calendar 2011 called for a reduction in common units. We elected to pay NCM $214,000 to retain 16,717 common units effective March 16, 2012. The amount paid to retain the units decreased the deferred revenues for exhibitor services agreement available for amortization to advertising income for future periods.

        The Company's investment in common membership units (Tranche 1 Investment) was carried at zero cost through the date of the Merger on August 30, 2012. Subsequent to the date of the Merger, the Company's investment in NCM consisted of a single investment tranche consisting of 17,323,782 membership units recorded at fair value (Level 1) on August 30, 2012.

        On May 24, 2010, we completed the acquisition of 92 theatres and 928 screens from Kerasotes Showplace Theatres, LLC ("Kerasotes"). Kerasotes operated 95 theatres and 972 screens in mid-sized, suburban and metropolitan markets, primarily in the Midwest. More than three quarters of the Kerasotes theatres feature stadium seating and almost 90 percent have been built since 1994. The purchase price for the Kerasotes theatres paid in cash at closing, was $276,798,000, net of cash acquired, and was subject to working capital and other purchase price adjustments. We paid working capital and other purchase price adjustments of $3,808,000 during the second quarter of fiscal 2011, based on the final closing date working capital and deferred revenue amounts, and have included this amount as part of the total purchase price. The acquisition of Kerasotes significantly increased our size. Accordingly, results of operations for the fifty-two weeks ended March 29, 2012, which include fifty-two weeks of operations of the theatres we acquired, are not comparable to our results for the fifty-two weeks ended March 31, 2011, which include forty-four weeks of the operations we acquired, and are not comparable to our results for the fifty-two weeks ended April 1, 2010, which did not include any results of operations for the theatres we acquired. For additional information about the Kerasotes acquisition, see Note 3—Acquisition to our Consolidated Financial Statements under Part II Item 8. of this Transition Report on Form 10-K.

        In December of 2008, the Company sold all of its interests in Cinemex, which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. ("Entretenimiento"). As of December 31, 2012, the Company estimates that it is contractually entitled to receive an additional $6,275,000 of the purchase price related to tax payments and refunds. While the Company believes it is entitled to these amounts from Cinemex, the collection will require litigation, which was initiated by the Company on April 30, 2010 and is still pending. Resolution could take place over a prolonged period. In fiscal 2010, as a result of the litigation, the Company established an allowance for doubtful accounts related to this receivable and directly charged off the receivable amount as uncollectible. The Company does not have any significant continuing involvement in the operations of the Cinemex theatres after the disposition. Any purchase price tax collections received or legal fees paid related to the sale of the Cinemex theatres have been classified as discontinued operations for all periods presented.

        We do not operate any other theatres in Mexico and have divested of the majority of our other investments in international theatres in Canada, UK, Japan, Hong Kong, Spain, Portugal, France, Argentina, Brazil, Chile, and Uruguay over the past several years as part of our overall business strategy.

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

        Our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-K for further information. A listing of some of the more critical accounting estimates that we believe merit additional discussion and aid in better understanding and evaluating our reported financial results are as follows.

        Impairments.    We evaluate goodwill and other indefinite lived intangible assets for impairment annually or more frequently as specific events or circumstances dictate. Impairment for other long-lived assets (including finite lived intangibles) is done whenever events or changes in circumstances indicate that these assets may not be fully recoverable. We have invested material amounts of capital in goodwill and other intangible assets in addition to other long-lived assets. We operate in a very competitive business environment and our revenues are highly dependent on movie content supplied by film producers. In addition, it is not uncommon for us to closely monitor certain locations where operating performance may not meet our expectations. Because of these and other reasons, over the past three years we have recorded material impairment charges primarily related to long-lived assets. For the last three periods, impairment charges were $0 during the Transition Period, $20,778,000 in fiscal 2012 and $21,604,000 in fiscal 2011. There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future revenues, cash flows, capital expenditures, and the cost of capital, among others. We believe we have used reasonable and appropriate business judgments. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether an impairment has been incurred and also quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing. See Note 1—The Company and Significant Accounting Policies included elsewhere in this Transition Report on Form 10-K for further information.

        Our recorded goodwill was $2,219,833,000 and $1,923,667,000 as of December 31, 2012 and March 29, 2012, respectively. We evaluate goodwill and our trademarks for impairment annually during our fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. Our goodwill is recorded in our Theatrical Exhibition operating segment, which is also the reporting unit for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value, we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.

        During the Transition Period and fiscal 2012, we assessed qualitative factors and reached a determination that it is not more likely than not that the fair value of our reporting unit is less than its carrying value and therefore the two step method, as described in ASC 350-20, is not necessary. Factors considered in determining this conclusion include but are not limited to recent improvements in industry box office results; increases in the market value of our long-term debt; our estimated fair value exceeded our carrying value as of December 31, 2012; our operating results including revenues, cash flows from operating activities and Adjusted EBITDA improved significantly from fiscal 2012; and the equity values of our publicly traded peer competitors increased during the Transition Period and in fiscal 2012.

        There was no goodwill impairment during the Transition Period or during fiscal 2012.

        Film Exhibition Costs.    We have agreements with film companies who provide the content we make available to our customers. We are required to routinely make estimates and judgments about box office receipts for certain films and for films provided by specific film distributors in closing our books each period. These estimates are subject to adjustments based upon final settlements and determinations of final amounts due to our content providers that are typically based on a film's box office receipts and how well it performs. In certain instances this evaluation is done on a film by film basis or in the aggregate by film production suppliers. We rely upon our industry experience and professional judgment in determining amounts to fairly record these obligations at any given point in time. The accruals made for film costs have historically been material and we expect they will continue to be so into the future. During the Transition Period and fiscal years 2012 and 2011 our film exhibition costs totaled $728,100,000, $916,054,000, and $860,470,000, respectively.

        Income and operating taxes.    Income and operating taxes are inherently difficult to estimate and record. This is due to the complex nature of the U.S. tax code and also because our returns are routinely subject to examination by government tax authorities, including federal, state and local officials. Most of these examinations take place a few years after we have filed our tax returns. Our tax audits in many instances raise questions regarding our tax filing positions, the timing and amount of deductions claimed and the allocation of income among various tax jurisdictions. Our federal and state tax operating loss carry forward of approximately $671,879,000 and $544,244,000, respectively at December 31, 2012, require us to estimate the amount of carry forward losses that we can reasonably be expected to realize using feasible and prudent tax planning strategies that are available to us. Future changes in conditions and in the tax code may change these strategies and thus change the amount of carry forward losses that we expect to realize and the amount of valuation allowances we have recorded. Accordingly future reported results could be materially impacted by changes in tax matters, positions, rules and estimates and these changes could be material.

        Theatre and Other Closure Expense.    Theatre and other closure expense is primarily related to payments made or received or expected to be made or received to or from landlords to terminate leases on certain of our closed theatres, other vacant space and theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre or auditorium closes, space becomes vacant or development is discontinued. Expected payments to or from landlords are based on actual or discounted contractual amounts. We estimate theatre closure expense based on contractual lease terms and our estimates of taxes and utilities. The discount rate we use to estimate theatre and other closure expense is based on estimates of our borrowing costs at the time of closing. Our theatre and other closure liabilities have been measured using a discount rate of approximately 7.55% to 9.0%. During the fourth quarter of our fiscal year ending March 31, 2011, we permanently closed 73 underperforming screens and auditoriums in six theatre locations while continuing to operate the remaining 89 screens, and discontinued the development of and ceased use of certain vacant and under-utilized retail space at four other theatres. As a result of closing the screens and auditoriums and discontinuing the development and use of the other spaces, we recorded a charge of $55,015,000 for theatre and other closure expense. We have recorded theatre and other closure expense, which is included in operating expense in the Consolidated Statements of Operations, of $6,572,000, $7,449,000, and $60,763,000 during the Transition Period and the fiscal years ended March 29, 2012, and March 31, 2011, respectively.

        Gift card and packaged ticket breakage.    As noted in our significant accounting policies for revenue, we defer 100% of these items and recognize these amounts as they are redeemed by customers or breakage income is recognized. A vast majority of gift cards are used or partially used. However a portion of the gift cards and packaged ticket sales we sell to our customers are not redeemed and not used in whole or in part. Non-redeemed or partially redeemed cards or packaged tickets are known as "breakage" in our industry. We are required to estimate breakage and do so based upon our historical redemption patterns. Our history indicates that if a card or packaged ticket is not used for 18 months or longer, its likelihood of being used past this 18 month period is remote. In the fourth quarter of fiscal 2012, we changed our accounting method for estimating gift card breakage income. Prior to the fourth quarter of fiscal 2012, we recognized breakage income when gift card redemptions were deemed remote and the Company determined that there was no legal obligation to remit the unredeemed gift cards to the relevant tax jurisdiction ("Remote Method"), which based on historical information we concluded to be 18 months after the gift card was issued. In the fourth quarter of fiscal 2012, we accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, we changed our method for recognizing gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards ("Proportional Method"). Breakage for packaged tickets continues to be recognized as the redemption of these items is determined to be remote, that is if a ticket has not been used within 18 months after being purchased. As a result of fair value accounting with the Merger, we will not recognize any breakage income on package tickets until 18 months after the date of the Merger. Additionally, concurrent with the accounting change discussed above, the Company changed the presentation of gift card breakage income from other income to other theatre revenues during fiscal 2012, with conforming changes made for all prior periods presented. During fiscal 2012, we recognized $32,633,000 of net gift card breakage income, of which $14,969,000 represented the adjustment related to the change from the Remote Method to the Proportional Method. Refer to Note 1 to the Consolidated Financial Statements for the impact to our Consolidated Financial Statements.

Pro Forma Operating Results

        As a result of the August 30, 2012 Merger described above, our Predecessor does not have financial results for the period August 31, 2012 through December 31, 2012. In order to present Management's Discussion and Analysis in a way that offers investors a meaningful period to period comparison, we have combined the current year Predecessor with current year Successor operating information, on an unaudited pro forma combined basis. The unaudited pro forma combined data consist of unaudited Predecessor information for the twenty-two weeks ended August 30, 2012 and unaudited Successor information for the period August 31, 2012 through December 31, 2012. The pro forma information for the period March 30, 2012 through December 31, 2012 does not purport to represent what our consolidated results of operations would have been if the Successor had actually been formed on March 30, 2012, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the acquisition actually occurred on March 30, 2012.

        The following table sets forth our revenues, costs and expenses attributable to our operations. Reference is made to Note 17—Operating Segment to the Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-K for additional information therein.

(In thousands)	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	Pro Forma Transition Period Ended December 31, 2012	(Unaudited) Thirty-nine Weeks Ended December 29, 2011	% Change
	(Successor)	(Predecessor)		(Predecessor)
Revenues
Theatrical exhibition
Admissions	$548,632	$816,031	$1,364,663	$1,295,469	5.3%
Concessions	229,739	342,130	571,869	518,081	10.4%
Other theatre	33,121	47,911	81,032	71,984	12.6%

Total revenues	811,492	1,206,072	2,017,564	1,885,534	7.0%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	291,561	436,539	728,100	694,863	4.8%
Concession costs	30,545	47,326	77,871	70,961	9.7%
Operating expense	230,434	297,328	527,762	525,431	0.4%
Rent	143,374	189,086	332,460	334,607	-0.6%
General and administrative expense:
Merger, acquisition and transaction costs	3,366	172	3,538	1,179	* %
Management Fee	—	2,500	2,500	3,750	-33.3%
Other	29,110	27,025	56,135	36,065	55.6%
Depreciation and amortization	71,633	80,971	152,604	155,970	-2.2%

Operating costs and expenses	800,023	1,080,947	1,880,970	1,822,826	3.2%

Operating income	11,469	125,125	136,594	62,708	* %
Other expense (income)
Other expense	49	960	1,009	377	* %
Interest expense:
Corporate borrowings	45,259	67,614	112,873	120,265	-6.1%
Capital and financing lease obligations	1,873	2,390	4,263	4,480	-4.8%
Equity in (earnings) losses of non-consolidated entities	2,480	(7,545)	(5,065)	(1,864)	* %
Investment expense (income)	290	(41)	249	17,666	-98.6%

Total other expense	49,951	63,378	113,329	140,924	-19.6%

Earnings (loss) from continuing operations before income taxes	(38,482)	61,747	23,265	(78,216)	* %
Income tax provision	(2,020)	2,500	480	1,510	-68.2%

Earnings (loss) from continuing operations	(36,462)	59,247	22,785	(79,726)	* %
Earnings (loss) from discontinued operations, net of income taxes	(688)	35,153	34,465	(2,989)	* %

Net earnings (loss)	$(37,150)	$94,400	$57,250	$(82,715)	* %

*
Percentage change in excess of 100%

	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	Pro Forma Transition Period Ended September 27, 2012	(Unaudited) 39 Weeks Ended December 29, 2011
	(Successor)	(Predecessor)		(Predecessor)
Operating Data—Continuing Operations:
New theatre screens	22	13	35	26
Screens acquired	166	—	166	—
Screen closures	19	62	81	106
Average screens—continuing operations(1)	4,732	4,742	4,739	4,823
Number of screens operated	4,988	4,819	4,988	4,882
Number of theatres operated	344	333	344	339
Screens per theatre	15	15	15	14
Attendance (in thousands)—continuing operations(1)	60,336	90,616	150,952	146,123

(1)
Includes consolidated theatres only, excludes 8 theatres with 166 screens sold in July and August of 2012 and included in discontinued operations.

(In thousands)	Fifty-two Weeks Ended March 29, 2012	Fifty-two Weeks Ended March 31, 2011	% Change
	(Predecessor)	(Predecessor)
Revenues
Theatrical exhibition
Admissions	$1,721,295	$1,644,837	4.6%
Concessions	689,680	644,997	6.9%
Other theatre	111,002	72,704	52.7%

Total revenues	2,521,977	2,362,538	6.7%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	916,054	860,470	6.5%
Concession costs	93,581	79,763	17.3%
Operating expense	696,783	691,264	0.8%
Rent	445,326	451,874	-1.4%
General and administrative expense:
Merger, acquisition and transaction costs	2,622	14,085	-81.4%
Management Fee	5,000	5,000	—%
Other	51,776	58,136	-10.9%
Depreciation and amortization	212,817	211,444	0.6%
Impairment of long-lived assets	285	12,779	-97.8%

Operating costs and expenses	2,424,244	2,384,815	1.7%

Operating income (loss)	97,733	(22,277)	* %
Other expense (income)
Other expense	1,402	27,847	-95.0%
Interest expense:
Corporate borrowings	161,645	143,522	12.6%
Capital and financing lease obligations	5,968	6,198	-3.7%
Equity in earnings of non-consolidated entities	(12,559)	(17,178)	-26.9%
Gain on NCM transactions	—	(64,441)	-100%
Investment expense (income)	17,641	(384)	* %

Total other expense	174,097	95,564	82.2%

Loss from continuing operations before income taxes	(76,364)	(117,841)	-35.2%
Income tax provision	2,015	1,950	3.3%

Loss from continuing operations	(78,379)	(119,791)	-34.6%
Loss from discontinued operations, net of income taxes	(3,609)	(3,062)	17.9%

Net loss	$(81,988)	$(122,853)	-33.3%

*
Percentage change in excess of 100%

	Fifty-two Weeks Ended March 29, 2012	Fifty-two Weeks Ended March 31, 2011
	(Predecessor)	(Predecessor)
Operating Data—Continuing Operations:
New theatre screens	26	6
Screens acquired	—	960
Screen closures	120	400
Average screens—continuing operations(1)	4,811	4,920
Number of screens operated	4,868	4,962
Number of theatres operated	338	352
Screens per theatre	14	14
Attendance (in thousands)—continuing operations(1)	194,205	188,810

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

 Reconciliation of Adjusted EBITDA
(unaudited)

(In thousands)	Pro forma Transition Period Ended December 31, 2012	Thirty-nine Weeks Ended December 29, 2011	Fifty-two Weeks Ended March 29, 2012	Fifty-two Weeks Ended March 31, 2011
Earnings (loss) from continuing operations	$22,785	$(79,726)	$(78,379)	$(119,791)
Plus:
Income tax provision	480	1,510	2,015	1,950
Interest expense	117,136	124,745	167,613	149,720
Depreciation and amortization	152,604	155,970	212,817	211,444
Impairment of long-lived assets	—	—	285	12,779
Certain operating expenses(1)	13,533	13,112	16,275	57,267
Equity in earnings of non-consolidated entities	(5,065)	(1,864)	(12,559)	(17,178)
Cash distributions from non-consolidated entities(2)	17,277	20,595	33,112	35,893
Gain on NCM transactions	—	—	—	(64,441)
Investment expense (income)	249	17,666	17,641	(384)
Other expense(3)	1,346	389	1,414	27,988
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	3,538	1,179	2,622	14,085
Management fee	2,500	3,750	5,000	5,000
Stock-based compensation expense	830	1,471	1,962	1,526

Adjusted EBITDA(2)(4)	$327,213	$258,797	$369,818	$315,858

(1)
Amounts represent preopening expense, theatre and other closure expense, deferred digital equipment rent expense, and disposition of assets and other gains included in operating expenses.

(2)
Cash distributions from non-consolidated entities are included in our Adjusted EBITDA presentation with conforming reclassification made for the current and prior year presentation. The presentation reclassification reflects how our management evaluates our Adjusted EBITDA performance and is consistent with treatment in our various debt covenant calculations.

(3)
Other expense for the pro forma Transition Period is comprised primarily of expenses on extinguishment of indebtedness related to the redemption of our Notes due 2014 and modification of our Senior Secured Credit Facility. Other expense for fiscal 2012 is primarily comprised of the purchase and redemption of Senior Subordinated Notes due 2014 of $640,000 and expenses related to the modification of the Senior Secured Credit Facility. Other expense for fiscal 2011 is primarily comprised of the loss on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $24,332,000 and expense related to the modification of the Senior Secured Credit Facility of $3,656,000.

(4)
The additional 4 days included in the Transition Period contributed approximately $25,000,000 in Adjusted EBITDA. The acquisition of Kerasotes contributed approximately $34,600,000 during the fifty-two weeks ended March 29, 2012 in Adjusted EBITDA compared to $31,600,000 during the forty-four week period of May 24, 2010 to March 31, 2011.

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

  •
  does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; and

  •
  does not reflect management fees that were paid to our former sponsors.

Pro Forma Results of Operations for the Transition Period and the thirty-nine weeks ended December 29, 2011

        Revenues.    Our results of operations were positively impacted by the inclusion of 4 additional days during the Transition Period compared to the thirty-nine weeks ended December 29, 2011. Total revenues increased 7.0%, or $132,030,000, during the pro forma Transition Period compared to the thirty-nine weeks ended December 29, 2011. Admissions revenues increased 5.3%, or $69,194,000, during the pro forma Transition Period compared to the thirty-nine weeks ended December 29, 2011, primarily due to a 1.9% increase in average ticket prices and a 3.3% increase in attendance. Total admissions revenues were increased by rewards redeemed, net of deferrals, of $7,025,000 during the pro forma Transition Period related to rewards accumulated under AMC Stubs, and admissions revenues were reduced by deferrals, net of rewards redeemed, of $5,999,000 during the thirty-nine weeks ended December 29, 2011 related to awards accumulated under AMC Stubs. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of guest rewards. The increase in average ticket price was primarily due to an increase in ticket prices for standard 2D film and the impact of the decrease in net deferral of admission revenue related to AMC Stubs, partially offset by a decrease in attendance for premium format film product. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2012) before giving effect to the net deferral of admissions revenues due to the AMC Stubs guest frequency program increased 4.9%, or $62,647,000, during the pro forma Transition Period from the comparable period last year, due to increases in average ticket prices, increases in attendance and the additional four days included in the Transition Period. Concessions revenues increased 10.4%, or $53,788,000, during the pro forma Transition Period compared to the thirty-nine weeks ended December 29, 2011, due to a 6.8% increase in average concessions per patron, the decrease in net deferral of concession revenues related to the AMC Stubs guest frequency program and the increase in attendance. The increase in concessions per patron includes the impact of the decrease in net deferral of concession revenue related to AMC Stubs, concession price increases and the success of our food and beverage strategic initiatives. Total concessions revenues were decreased by a net amount of $1,883,000 during the pro forma Transition Period and were decreased by a net amount of $11,884,000 during the thirty-nine weeks ended December 29, 2011 related to rewards accumulated under AMC Stubs and deferred to be recognized in future periods upon redemption or expiration of guest rewards. Other theatre revenues increased by 12.6%, or $9,048,000, during the pro forma Transition Period compared to the thirty-nine weeks ended December 29, 2011, primarily due to increases in membership fees earned through the AMC Stubs guest frequency program, advertising revenue and internet ticket fees, partially offset by declines in gift card breakage income recognized under the Proportional Method and declines in package ticket breakage. See Note 1—The Company and Significant Accounting Policies to our Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-K for further information regarding methods used to recognize gift card breakage income.

        Operating Costs and Expenses.    Operating costs and expenses increased 3.2%, or $58,144,000, during the pro forma Transition Period compared to the thirty-nine weeks ended December 29, 2011. Film exhibition costs increased 4.8%, or $33,237,000, during the pro forma Transition Period compared to the thirty-nine weeks ended December 29, 2011 primarily due to the increase in admissions revenues, partially offset by the decrease in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 53.4% in the current period and 53.6% in the prior period. Concession costs increased 9.7%, or $6,910,000, during the pro forma Transition Period compared to the thirty-nine weeks ended December 29, 2011, due to the increase in concession revenues, partially offset by the decrease in concession costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 13.6% in the current period compared with 13.7% in the prior period. As a percentage of revenues, operating expense was 26.2% in the current period as compared to 27.9% in the prior period, primarily due to decreases in theatre salary costs, RealD license fees, utilities and property taxes, partially offset by increases in IMAX expense. Rent expense decreased 0.6%, or $2,147,000, during the pro forma Transition Period compared to the thirty-nine weeks ended December 29, 2011, primarily due to the closure of theatres.

General and Administrative Expense:

        Merger, Acquisition and Transaction Costs.    Merger, acquisition and transaction costs were $3,538,000 during the pro forma Transition Period compared to $1,179,000 during the thirty-nine weeks ended December 29, 2011 primarily due to the Merger.

        Management Fees.    Management fees decreased $1,250,000 during the pro forma Transition Period compared to the thirty-nine weeks ended December 29, 2011. Management fees of $1,250,000 were paid quarterly, in advance, to our Sponsors in exchange for consulting and other services through the date of the Merger. Subsequent to the Merger these management fees have ceased.

        Other.    Other general and administrative expense increased 55.6%, or $20,070,000, during the pro forma Transition Period compared to the thirty-nine weeks ended December 29, 2011 due primarily to increases in annual and long-term incentive compensation expense related to improvements in net earnings.

        Depreciation and Amortization.    Depreciation and amortization decreased 2.2%, or $3,366,000, during the pro forma Transition Period compared to the prior period resulting from theatre closures and the declining net book value of theatre assets.

        Other Expense.    Other expense for the pro forma Transition Period is comprised of expenses on extinguishment of indebtedness related primarily to the redemption of our Notes due 2014 of $1,346,000, partially offset by business interruption insurance recoveries of $337,000. Other expense for the thirty-nine weeks ended December 29, 2011 is comprised of expenses related primarily to the modification of the Senior Secured Credit Facility of $389,000, partially offset by business interruption insurance recoveries of $12,000.

        Interest Expense.    Interest expense declined by $7,609,000 for the pro forma Transition Period compared to the thirty-nine weeks ended December 29, 2011 primarily due to the redemptions of Notes due 2014 during the pro forma Transition Period and the accretion of premiums recorded as a result of the Merger, partially offset by increases in indebtedness and the related interest expense due to the issuance of our Term Loan due 2018 on February 22, 2012.

        Equity in (Earnings) Losses of Non-Consolidated Entities.    Equity in (earnings) losses of non-consolidated entities were $(5,065,000) for the pro forma Transition Period compared to equity in earnings of $(1,864,000) for the thirty-nine weeks ended December 29, 2011. The increase in equity in earnings of non-consolidated entities was primarily due to increases in earnings from DCIP partially offset by declines in earnings from NCM. See Note 7—Investments to our Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-K for further information.

        Income Tax Provision.    The income tax provision from continuing operations was a provision of $480,000 for the pro forma Transition Period and $1,510,000 for the thirty-nine weeks ended December 29, 2011. See Note 11—Income Taxes to our Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-K for further information.

        Earnings from Discontinued Operations, Net.    In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. In addition, on December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the 7 Canada theatres, the one UK theatre and the Cinemex theatres have been classified as discontinued operations for all periods presented. Gains, net of lease termination expense, on the sales and closure of these theatres of approximately $39,000,000 are included in discontinued operations and reflect the write off of long-term lease liabilities extinguished in connection with the sales and closure. See Note 4—Discontinued Operations to our Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-K for further information.

        Investment Loss.    Investment loss was $249,000 for the pro forma Transition Period compared to a loss of $17,666,000 for the thirty-nine weeks ended December 29, 2011. During the thirty-nine weeks ended December 29, 2011, we recognized an impairment loss of $17,751,000 related to unrealized losses previously recorded in accumulated other comprehensive loss on marketable securities related to our investment in RealD Inc. common stock when we determined the decline in fair value below historical cost to be other-than-temporary.

        Net Earnings (Loss).    Net earnings (loss) were $57,250,000 and ($82,715,000) for the pro forma Transition Period and thirty-nine weeks ended December, 29, 2011, respectively. Net earnings during the pro forma Transition Period were positively impacted by the gains, net of lease termination expense recorded on the disposition of the Canada and UK theatres recorded in discontinued operations, lower interest expense and investment losses as well as the improvement in admissions and concessions revenues during the pro forma Transition Period from the thirty-nine weeks ended December 29, 2011 due to the success of our food and beverage strategic initiatives, the timing of rewards accumulated and redeemed related to AMC Stubs and the additional four days included in the Transition Period.

Results of Operations for the Fiscal Years Ended March 29, 2012 and March 31, 2011

        Revenues.    Total revenues increased 6.7%, or $159,439,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011. The increase in total revenues included $48,100,000 resulting from the acquisition of Kerasotes. (Fiscal 2012 reflects 52 weeks of operations of Kerasotes compared with 44 weeks in fiscal 2011.) Admissions revenues increased $76,458,000, during the fifty-two weeks ended March 29, 2012 compared to the year ended March 31, 2011, primarily due to a 2.9% increase in attendance and a 1.7% increase in average ticket price. The increase in total admissions revenues included the additional attendance and admissions revenues resulting from the acquisition of Kerasotes of approximately $32,100,000. Total admissions revenues were reduced by deferrals, net of rewards redeemed, of $5,933,000 during the year ended March 29, 2012, related to rewards accumulated under AMC Stubs. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of guest rewards. The increase in average ticket price was primarily due to an increase in ticket prices for standard 2D film. Admissions revenues at comparable theatres (theatres opened on or before fiscal 2011 and before giving effect to the net deferral of admissions revenues due to the new AMC Stubs guest frequency program) increased $63,109,000, during the year ended March 29, 2012 from the comparable period last year, primarily due to an increase in attendance and an increase in average ticket prices. Concessions revenues increased 6.9%, or $44,683,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011, due to a 3.8% increase in average concessions per patron and the increase in attendance, partially offset by the net deferral of concession revenues due to the new AMC Stubs guest frequency program. The increase in concession revenues included approximately $15,400,000 resulting from the acquisition of Kerasotes. The increase in concessions per patron includes the impact of concession price and size increases placed in effect during the second and third quarters of fiscal 2011, and a shift in product mix to higher priced items, including our dine-in theatres and premium food and beverage products. Total concessions revenues were reduced by a net amount of $14,449,000 during the year ended March 29, 2012, related to rewards accumulated under AMC Stubs and deferred to be recognized in future periods upon redemption or expiration of guest rewards. Other theatre revenues increased 52.7%, or $38,298,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011, primarily due to a change in accounting for gift card breakage of $14,969,000 (see Note 1—Accounting Changes included elsewhere in this Transition Report on Form 10-K for further information), increases in membership fees earned through the AMC Stubs guest frequency program of $14,608,000, advertising revenues, and breakage income from gift card and package ticket sales.

        Operating costs and expenses.    Operating costs and expenses increased 1.7%, or $39,429,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011. The increase in operating costs and expenses included approximately $36,100,000 resulting from the acquisition of Kerasotes. Film exhibition costs increased 6.5%, or $55,584,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011 primarily due the increase in admissions revenues and the increase in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.2% in the current period and 52.3% in the prior period. Film exhibition costs as a percentage of admissions revenues increased primarily due to the net deferral of admissions revenues of $5,933,000 during the year ended March 29, 2012, related to the new AMC Stubs guest frequency program. Concession costs increased 17.3%, or $13,818,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011 due the increase in concession costs as a percentage of concession revenues and the increase concession revenues. As a percentage of concessions revenues, concession costs were 13.6% in the current period compared with 12.4% in the prior period, primarily due to the concession price and size increases, a shift in product mix to items that generate higher sales but lower percentage margins, and the net deferral of concessions revenues of $14,449,000 during the year ended March 29, 2012, related to the new AMC Stubs guest frequency program. As a percentage of revenues, operating expense was 27.6% in the current period as compared to 29.3% in the prior period. During the year ended March 31, 2011, we evaluated excess capacity and vacant and under-utilized retail space throughout our theatre circuit and recorded charges to theatre and other closure expense of $60,763,000, which caused our operating expense to increase. See Note 15—Theatre and Other Closure and Disposition of Assets included elsewhere in this Transition Report on Form 10-K for further information. Gains were recorded on disposition of assets during the year ended March 31, 2011 which reduced operating expenses by approximately $9,719,000, primarily due to the sale of a divested AMC theatre in conjunction with the acquisition of Kerasotes. Rent expense decreased 1.4%, or $6,548,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011, primarily due to decreases in rent from the closure of screens and lower renewal rentals negotiated with landlords at the end of the base lease term, partially offset by increased rent as a result of the acquisition of Kerasotes on May 24, 2010.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs decreased $11,463,000 during the year ended March 29, 2012 compared to the year ended March 31, 2011. Prior year costs primarily consisted of costs related to the acquisition of Kerasotes.

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

        Other expense.    During the year ended March 29, 2012 other expense includes loss on extinguishment related to redemption of our Term Loan due 2013 of $383,000 and a loss of $640,000 in connection with the cash tender offer and redemption of our Notes due 2014. During the year ended March 31, 2011, other expense includes a loss on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $24,332,000 and expense related to the modification of our Senior Secured Credit Facility Term Loan due 2013 of $3,289,000, and of our Senior Secured Credit Facility Revolver of $367,000.

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

        Investment loss (income).    Investment loss (income) was an expense of $17,641,000 for the year ended March 29, 2012 compared to income of $384,000 for the year ended March 31, 2011. During the year ended March 29, 2012, we recognized an impairment loss of $17,751,000 related to unrealized losses previously recorded in accumulated other comprehensive loss on marketable securities related to our investment in RealD Inc. common stock when we determined the decline in fair value below historical cost to be other-than-temporary.

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

Liquidity and Capital Resources

        Our consolidated revenues are primarily collected in cash, principally through box office admissions and theatre concessions sales. We have an operating "float" which partially finances our operations and which generally permits us to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 20 to 45 days following receipt of box office admissions revenues. Film distributors generally release the films which they anticipate will be the most successful during the summer and year-end holiday seasons. Consequently, we typically generate higher revenues during such periods.

        On June 22, 2012, we announced we had received the requisite consents from holders of each of our Notes due 2019 and our Notes due 2020, (collectively, the "Notes") for (i) a waiver of the requirement for us to comply with the "change of control" covenant in each of the Indenture governing the Notes due 2019 and the Indenture governing the Notes due 2020 (collectively the "Indentures") in connection with the Merger (the "Waivers"), including the Company's obligation to make a "change of control offer" in connection with the Merger with respect to each series of Notes, and (ii) certain amendments to the Indentures to reflect the change in ownership going forward by adding Wanda and its affiliates to the definition of "Permitted Holder" under each of the Indentures. We entered into supplemental indentures to give effect to the Waivers and certain amendments to the Indentures, which became operative upon payment of the applicable consent fee immediately prior to the closing of the Merger. The holders of each of the Notes due 2019 and Notes due 2020 who validly consented to the Waiver and the proposed amendments received a consent fee of $2.50 per $1,000 principal amount at the closing date of the Merger.

        On July 2, 2012, we entered into a waiver and fourth amendment to our Senior Secured Credit Facility dated as of January 26, 2006 to, among, other things: (i) waive a certain specified default that would otherwise occur upon the change of control effected by the Merger, (ii) permit us to change our fiscal year after completion of the Merger, (iii) reflect the change in ownership going forward by restating the definition of "Permitted Holder" to include only Wanda and its affiliates under the Senior Secured Credit Facility in connection with the Merger, (iv) provide for a minimum LIBOR percentage of 1.00%, from, and only after, the completion of the Merger, to the Senior Secured Credit Facility term loans due December 2016 ("Term Loan due 2016"), and (v) provide for an interest rate of LIBOR plus 375 basis points to the Senior Secured Credit Facility term loans due January 2018 ("Term Loan due 2018"), from and only after, the completion of the Merger. The current interest rates for borrowings under the Term Loan due 2016 is 4.25%, which is based on LIBOR plus 3.25% and is subject to a 1.00% minimum LIBOR rate with respect to LIBOR borrowings, and the interest rates for borrowings under the Term Loan due 2018 is 4.75%, which is based on LIBOR plus 3.75% and is subject to a 1.00% minimum LIBOR rate with respect to LIBOR borrowings.

        Upon the consummation of a change of control transaction or an initial public offering, each of the Sponsors were entitled to receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. The Sponsors waived their right to the payment described above that was triggered by the Merger. As a result of the Merger, the Company ceased paying the annual management fee of $5,000,000 to the Sponsors.

        We have the ability to borrow against our Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $180,937,000 under our Senior Secured Revolving Credit Facility available to meet these obligations as of December 31, 2012. Reference is made to Note 9—Corporate Borrowings and Capital and Financing Lease Obligations to the Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-K for information about our outstanding indebtedness. We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and acquisitions currently and for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility and our Notes due 2019 and Notes due 2020. We are considering various options with respect to the utilization of cash and equivalents on hand in excess of our anticipated operating needs. Such options might include, but are not limited to, acquisition of theatres or theatre companies and repayment of corporate borrowings.

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $153,389,000, $197,327,000, and $92,072,000 during the pro forma Transition Period and fiscal years March 29, 2012 and March 31, 2011, respectively. The decrease in operating cash flows provided by operating activities during the Transition Period compared to the fiscal year ended March 29, 2012 was primarily due to the change in our fiscal year. The increase in cash flows provided by operating activities during the year ended March 29, 2012 was primarily due to the decrease in net loss and increase in attendance and also higher amounts of accounts payables and accrued expenses and other liabilities associated with higher levels of business volume. We had working capital deficit as of December 31, 2012 and March 29, 2012 of $237,945,000 and $177,720,000, respectively. Working capital includes $171,122,000 and $174,355,000 of deferred revenue as of December 31, 2012 and March 29, 2012, respectively.

Cash Flows from Investing Activities

        Cash used in investing activities, as reflected in the Consolidated Statement of Cash Flows, were $189,929,000, $163,714,000, and $250,037,000 during the Transition Period and the fiscal years ended March 29, 2012 and March 31, 2011, respectively. Cash outflows from investing activities include capital expenditures during the Transition Period and the fiscal years ended March 29, 2012 and March 31, 2011 of $112,890,000, $139,359,000, and $129,347,000, respectively. Our capital expenditures primarily consisted of maintaining our theatre circuit, technology upgrades, strategic initiatives and remodels. We expect that our gross capital expenditures in calendar 2013 will be approximately $240,000,000 to $270,000,000.

        During the pro forma Transition Period we paid $87,555,000 for the purchase of the Rave theatres, net of cash acquired. The purchase included working capital and other purchase price adjustments.

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

        We have received an additional $1,840,000 of purchase price from Cinemex related to tax payments and refunds and a working capital calculation and post-closing adjustments during the fiscal year ended March 31, 2011.

        We fund the costs of constructing, maintaining and remodeling new theatres through existing cash balances, cash generated from operations, capital contributions from Wanda or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases.

Cash Flows from Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $104,678,000, $62,990,000, and $35,122,000 during the pro forma Transition Period and the fiscal years ended March 29, 2012 and March 31, 2011, respectively.

        During the pro forma Transition Period we made principal payments of $191,035,000 related to our Notes due 2014. During the pro forma Transition Period, we received $100,000,000 in additional capital contributions from Wanda subsequent to the Merger.

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

Commitments and Contingencies

        Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, furniture, fixtures, and equipment and leasehold purchase provisions, ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2012 are as follows:

(In thousands) Calendar Year	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Capital Related Betterments(3)	Pension Funding(4)	Total Commitments
2013	$16,750	$8,004	$144,751	$397,631	$40,303	$2,469	$609,908
2014	16,839	8,004	144,396	408,209	—	—	577,448
2015	16,972	8,004	144,041	399,584	—	—	568,601
2016	16,983	453,328	142,895	382,745	—	—	995,951
2017	16,998	3,000	124,484	361,082	—	—	505,564
Thereafter	113,860	1,481,999	252,445	1,661,501	—	—	3,509,805

Total	$198,402	$1,962,339	$953,012	$3,610,752	$40,303	$2,469	$6,767,277

(1)
Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized premiums.

(2)
Interest expense on the term loan portion of our Senior Secured Credit Facility was estimated at 4.25% for the Term Loan due 2016 and 4.75% for the Term Loan due 2018 based upon the interest rate in effect as of December 31, 2012.

(3)
Includes committed capital expenditures, investments, and betterments to our circuit. Does not include planned, but non-committed capital expenditures.

(4)
We fund our pension plan such that the plan is in compliance with Employee Retirement Income Security Act ("ERISA") and the plan is not considered "at risk" as defined by ERISA guidelines. The plan has been frozen effective December 31, 2006. The retiree health plan is not funded.

        As discussed in Note 11—Income Taxes to the Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-K, we adopted accounting for uncertainty in income taxes per the guidance in ASC 740, Income Taxes, ("ASC 740"). As of December 31, 2012, our recorded obligation for unrecognized benefits is $21,900,000. There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, we are unable at this time to estimate what the impact on our effective tax rate will be. Any amounts related to these items are not included in the table above.

Investment in NCM

        We hold an investment of 15.47% in NCM accounted for following the equity method as of December 31, 2012. The fair market value of these units is approximately $244,785,000 as of December 31, 2012, based upon the closing price of NCM, Inc. common stock. We have little tax basis in these units; therefore, the sale of all these units would require us to report taxable income of approximately $398,958,000, including distributions received from NCM that were previously deferred. Our investment in NCM is a source of liquidity for us and we expect that any sales we may make of NCM units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

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

New Accounting Pronouncements

        See Note 1—The Company and Significant Accounting Policies to the Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-K for information regarding recently issued accounting standards.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to interest rate market risk.

        Market risk on variable-rate financial instruments.    We maintain a Senior Secured Credit Facility comprised of a $192,500,000 revolving credit facility and Senior Secured Term Loans due 2016 and 2018. The Senior Secured Credit Facility permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of December 31, 2012 and had a principal balance of $762,339,000 outstanding under the Senior Secured Term Loans due 2016 and 2018 on December 31, 2012. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $5,896,000 during the Transition Period.

        Market risk on fixed-rate financial instruments.    Included in long-term corporate borrowings are principal amounts of $600,000,000 of our Notes due 2019 and $600,000,000 of our Notes due 2020. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2019 and Notes due 2020 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2019 and Notes due 2020.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AMC Entertainment Inc.

TO THE STOCKHOLDER OF AMC ENTERTAINMENT INC.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 12a-15(f) of the Exchange Act. With our participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2012, based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Chief Executive Officer and President

Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
AMC Entertainment Inc.:

        We have audited the accompanying consolidated balance sheets of AMC Entertainment Inc. (the Company) as of December 31, 2012 and March 29, 2012, and the related consolidated statements of operations, comprehensive earnings (loss), stockholder's equity, and cash flows for the August 31, 2012 to December 31, 2012 period, the 22-week period ended August 30, 2012, and each of the 52-week periods ended March 29, 2012 and March 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMC Entertainment Inc. as of December 31, 2012 and March 29, 2012, and the results of its operations and its cash flows for the August 31, 2012 to December 31, 2012 period, the 22-week period ended August 30, 2012, and each of the 52-week periods ended March 29, 2012 and March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective August 30, 2012, the Company had a change of controlling ownership. As a result of this change of control, the consolidated financial information after August 30, 2012 is presented on a different cost basis than that for the period before the change of control and, therefore, is not comparable.

/s/ KPMG LLP

Kansas City, Missouri
March 13, 2013

AMC ENTERTAINMENT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Transition Period
			Fiscal 2012	Fiscal 2011
	From Inception August 31, 2012 through December 31, 2012
(In thousands)		March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Revenues
Admissions	$548,632	$816,031	$1,721,295	$1,644,837
Concessions	229,739	342,130	689,680	644,997
Other theatre	33,121	47,911	111,002	72,704

Total revenues	811,492	1,206,072	2,521,977	2,362,538

Operating costs and expenses
Film exhibition costs	291,561	436,539	916,054	860,470
Concession costs	30,545	47,326	93,581	79,763
Operating expense	230,434	297,328	696,783	691,264
Rent	143,374	189,086	445,326	451,874
General and administrative:
Merger, acquisition and transaction costs	3,366	172	2,622	14,085
Management fee	—	2,500	5,000	5,000
Other	29,110	27,025	51,776	58,136
Depreciation and amortization	71,633	80,971	212,817	211,444
Impairment of long-lived assets	—	—	285	12,779

Operating costs and expenses	800,023	1,080,947	2,424,244	2,384,815

Operating income (loss)	11,469	125,125	97,733	(22,277)
Other expense (income)
Other expense	49	960	1,402	27,847
Interest expense:
Corporate borrowings	45,259	67,614	161,645	143,522
Capital and financing lease obligations	1,873	2,390	5,968	6,198
Equity in (earnings) losses of non-consolidated entities	2,480	(7,545)	(12,559)	(17,178)
Gain on NCM transactions	—	—	—	(64,441)
Investment expense (income)	290	(41)	17,641	(384)

Total other expense	49,951	63,378	174,097	95,564

Earnings (loss) from continuing operations before income taxes	(38,482)	61,747	(76,364)	(117,841)
Income tax provision (benefit)	(2,020)	2,500	2,015	1,950

Earnings (loss) from continuing operations	(36,462)	59,247	(78,379)	(119,791)
Earnings (loss) from discontinued operations, net of income taxes	(688)	35,153	(3,609)	(3,062)

Net earnings (loss)	$(37,150)	$94,400	$(81,988)	$(122,853)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Transition Period
			Fiscal 2012	Fiscal 2011
	From Inception August 31, 2012 through December 31, 2012
(In thousands)		March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Net earnings (loss)	$(37,150)	$94,400	$(81,988)	$(122,853)
Foreign currency translation adjustment, net of tax	(530)	11,935	2,465	(5,678)
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	7,279	—	(18,939)	(664)
Prior service credit arising during the period, net of tax	—	771	1,035	283
Amortization of net loss included in net periodic benefit costs, net of tax	—	987	5	137
Amortization of prior service credit included in net periodic benefit costs, net of tax	—	(448)	(984)	(865)
Settlement, net of tax	(15)	—	—	—
Unrealized gain (loss) on marketable securities:
Unrealized holding gain (loss) arising during the period, net of tax	1,915	(4,167)	(17,490)	5,972
Less: reclassification adjustment for gains (loss) included in investment expense (income), net of tax	(2)	(44)	17,696	—
Unrealized gain from equity method investee's cash flow hedge, net of tax	797	—	—	—

Other comprehensive earnings (loss)	9,444	9,034	(16,212)	(815)

Total comprehensive earnings (loss)	$(27,706)	$103,434	$(98,200)	$(123,668)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)	December 31, 2012	March 29, 2012
	(Successor)	(Predecessor)
ASSETS
Current assets:
Cash and equivalents	$130,928	$272,337
Receivables, net	97,108	43,550
Other current assets	100,927	87,866

Total current assets	328,963	403,753
Property, net	1,147,959	883,697
Intangible assets, net	243,180	135,024
Goodwill	2,219,833	1,923,667
Other long-term assets	332,740	291,851

Total assets	$4,272,675	$3,637,992

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$226,220	$195,938
Accrued expenses and other liabilities	155,286	149,334
Deferred revenues and income	171,122	174,355
Current maturities of corporate borrowings and capital and financing lease obligations	14,280	61,846

Total current liabilities	566,908	581,473
Corporate borrowings	2,070,671	2,087,495
Capital and financing lease obligations	116,369	59,413
Deferred revenues—for exhibitor services agreement	318,154	328,442
Other long-term liabilities	426,468	426,829

Total liabilities	3,498,570	3,483,652

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	801,811	444,336
Accumulated other comprehensive income (loss)	9,444	(20,203)
Accumulated deficit	(37,150)	(269,793)

Total stockholder's equity	774,105	154,340

Total liabilities and stockholder's equity	$4,272,675	$3,637,992

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Transition Period
			Fiscal 2012	Fiscal 2011
	From Inception August 31, 2012 through December 31, 2012
(In thousands)		March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net earnings (loss)	$(37,150)	$94,400	$(81,988)	$(122,853)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	71,633	81,234	214,029	212,413
Deferred income taxes	(2,500)	—	—	—
Impairment of assets	—	—	285	12,779
Loss on extinguishment and modification of debt	—	—	538	11,806
Gain on NCM transactions	—	—	—	(64,441)
Impairment of RealD Inc. investment	—	—	17,751	—
Theatre and other closure expense	2,381	11,753	7,449	60,763
(Gain) loss on dispositions	73	(48,245)	(580)	(9,719)
Equity in earnings and losses from non-consolidated entities, net of distributions	12,707	(495)	20,553	18,715
Change in assets and liabilities:
Receivables	(66,615)	11,766	(18,937)	4,261
Other assets	(35,138)	36,770	(4,693)	671
Accounts payable	69,029	(58,027)	26,747	(30,487)
Accrued expenses and other liabilities	63,288	(50,473)	22,589	(538)
Other, net	(3,816)	814	(6,416)	(1,298)

Net cash provided by operating activities	73,892	79,497	197,327	92,072

Cash flows from investing activities:
Capital expenditures	(72,774)	(40,116)	(139,359)	(129,347)
Merger	3,110	—	—	—
Acquisition of Rave theatres, net of cash acquired	(87,555)	—	—	—
Acquisition of Kerasotes, net of cash acquired	—	—	—	(280,606)
Proceeds from NCM, Inc. stock sale	—	—	—	102,224
Proceeds from disposition of long-term assets	90	7,291	1,474	58,391
Investments in non-consolidated entities, net	(1,194)	1,589	(26,880)	(1,619)
Proceeds from sale/leaseback of digital projection equipment	—	—	953	4,905
Proceeds from disposition of Cinemex, net of cash disposed	—	—	—	1,840
Other, net	(575)	205	98	(5,825)

Net cash used in investing activities	(158,898)	(31,031)	(163,714)	(250,037)

Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2020	—	—	—	600,000
Proceeds from issuance of Term Loan due 2018	—	—	297,000	—
Repurchase of Senior Subordinated Notes due 2016	—	—	—	(325,000)
Payment of tender offer and consent solicitation consideration on Senior Subordinated Notes due 2016	—	—	—	(5,801)
Repayment of Term Loan due 2013	—	—	(140,657)	—
Repurchase of Senior Subordinated Notes due 2014	—	(191,035)	(108,965)	—
Principal payments under Term Loan	(4,002)	(4,002)	(4,875)	(6,500)
Principal payments under capital and financing lease obligations	(875)	(1,298)	(3,422)	(4,194)
Capital contribution	100,000	—	—	—
Deferred financing costs	—	(2,378)	(6,002)	(14,642)
Change in construction payables	22,487	(23,575)	13,512	(727)
Dividends paid to Parent	—	—	(109,581)	(278,258)

Net cash provided by (used in) financing activities	117,610	(222,288)	(62,990)	(35,122)
Effect of exchange rate changes on cash and equivalents	(207)	16	556	(1,098)

Net increase (decrease) in cash and equivalents	32,397	(173,806)	(28,821)	(194,185)
Cash and equivalents at beginning of period	98,531	272,337	301,158	495,343

Cash and equivalents at end of period	$130,928	$98,531	$272,337	$301,158

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest (including amounts capitalized of $0, $14, $58 and $64)	$68,794	$78,789	$159,527	$150,618
Income taxes, net	10,088	828	807	729
Schedule of non-cash investing and financing activities:
Investment in NCM (See Note 7—Investments)	$—	$—	$—	$86,159
Investment in RealD Inc. (See Note 7—Investments)	—	—	—	27,586
See Note 2—Acquisition for non-cash activities related to acquisition

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholder's Equity
(In thousands, except share and per share data)	Shares	Amount
Predecessor
Balance April 1, 2010	1	$—	$828,687	$(3,176)	$(64,952)	$760,559
Net loss	—	—	—	—	(122,853)	(122,853)
Comprehensive loss	—	—	—	(815)	—	(815)
Stock-based compensation	—	—	1,526	—	—	1,526
Dividends to Marquee Holdings Inc.	—	—	(278,258)	—	—	(278,258)

Balance March 31, 2011	1	—	551,955	(3,991)	(187,805)	360,159
Net loss	—	—	—	—	(81,988)	(81,988)
Comprehensive loss	—	—	—	(16,212)	—	(16,212)
Stock-based compensation	—	—	1,962	—	—	1,962
Dividends to Parent	—	—	(109,581)	—	—	(109,581)

Balance March 29, 2012	1	—	444,336	(20,203)	(269,793)	154,340
Net earnings	—	—	—	—	94,400	94,400
Comprehensive earnings	—	—	—	9,034	—	9,034
Stock-based compensation	—	—	830	—	—	830

Balance August 30, 2012	1	—	445,166	(11,169)	(175,393)	258,604

Successor
Balance August 30, 2012	1	$—	$—	$—	$—	$—
Net loss	—	—	—	—	(37,150)	(37,150)
Comprehensive earnings	—	—	—	9,444	—	9,444
Merger consideration	—	—	701,811	—	—	701,811
Capital contributions	—	—	100,000	—	—	100,000

Balance December 31, 2012	1	$—	$801,811	$9,444	$(37,150)	$774,105

See Notes to Consolidated Financial Statements

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

        AMC Entertainment® Inc. ("AMCE" or the "Company") is an intermediate holding company, which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries, (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres primarily located in the United States. AMCE is a wholly owned subsidiary of AMC Entertainment Holdings, Inc. ("Parent") and an indirect, wholly owned subsidiary of Dalian Wanda Group Co., Ltd. ("Wanda"), a Chinese private conglomerate.

        On August 30, 2012, Wanda acquired Parent through a merger between Parent and Wanda Film Exhibition Co. Ltd. ("Merger Subsidiary"), a wholly-owned indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Parent with Parent continuing as the surviving corporation and as a wholly-owned indirect subsidiary of Wanda (the "Merger"). A change of control of the Company occurred pursuant to the Merger. Prior to the Merger, Parent was owned by J.P. Morgan Partners, LLC and certain related investment funds ("JPMP"), Apollo Management, L.P. and certain related investment funds ("Apollo"), affiliates of Bain Capital Partners ("Bain"), The Carlyle Group ("Carlyle") and Spectrum Equity Investors ("Spectrum") (collectively the "Sponsors"). The merger consideration totaled $701,811,000, with $700,000,000 invested by Wanda and $1,811,000 invested by members of management. The estimated transaction value was approximately $2,748,018,000. Wanda acquired cash, corporate borrowings and capital and financing lease obligations in connection with the Merger. Funding for the merger consideration was obtained by Merger Subsidiary pursuant to bank borrowings and cash contributed by Wanda.

        In connection with the change of control discussed above, the Company's assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, the Company's financial statement presentations herein distinguish between a predecessor period, ("Predecessor"), for periods prior to the Merger and a successor period, ("Successor"), for periods subsequent to the Merger. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date, August 30, 2012. The consolidated financial statements presented herein are those of Successor from its inception on August 31, 2012 through December 31, 2012, and those of Predecessor for all periods prior to the Merger date. As a result of the application of "push down" accounting at the time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable. See Note 2—Merger for additional information regarding the Merger.

        On March 31, 2011, Marquee Holdings Inc. ("Holdings"), a direct, wholly-owned subsidiary of Parent and a holding company, the sole asset of which consisted of the capital stock of AMCE, was merged with and into Parent, with Parent continuing as the surviving entity. As a result of the merger, AMCE became a direct subsidiary of Parent.

        Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) Impairments, (2) Film

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

exhibition costs, (3) Income and operating taxes, (4) Theatre and Other Closure Expense (Income), (5) Gift card and packaged ticket breakage, and (6) Estimates of fair value for assets and liabilities recorded in connection with the application of "push down" accounting. Actual results could differ from those estimates.

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

        Fiscal Year:    On November 15, 2012, the Company changed its fiscal year to a calendar year ending on December 31st of each year. Prior to the change, the Company had a 52/53 week fiscal year ending on the Thursday closest to the last day of March. All references to "fiscal year", unless otherwise noted, refer to the fifty-two week fiscal year, which ended on the Thursday closest to the last day of March. This Form 10-K covers the transition period of March 30, 2012 through December 31, 2012 ("Transition Period").

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For comparative purposes, the Consolidated Statements of Operations for the period April 1, 2011 through December 29, 2011 are presented as follows:

(In thousands)	(Unaudited) 39 Weeks Ended December 29, 2011
(Predecessor)
Revenues
Admissions	$1,295,469
Concessions	518,081
Other theatre	71,984

Total revenues	1,885,534

Operating costs and expenses
Film exhibition costs	694,863
Concession costs	70,961
Operating expense	525,431
Rent	334,607
General and administrative:
Merger, acquisition and transaction costs	1,179
Management fee	3,750
Other	36,065
Depreciation and amortization	155,970

Operating costs and expenses	1,822,826

Operating income	62,708
Other expense (income)
Other expense	377
Interest expense:
Corporate borrowings	120,265
Capital and financing lease obligations	4,480
Equity in earnings of non-consolidated entities	(1,864)
Investment expense	17,666

Total other expense	140,924

Loss from continuing operations before income taxes	(78,216)
Income tax provision	1,510

Loss from continuing operations	(79,726)
Loss from discontinued operations, net of income taxes	(2,989)

Net loss	$(82,715)

        Discontinued Operations:    The results of operations for the Company's discontinued operations have been eliminated from the Company's continuing operations and classified as discontinued

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

operations for each period presented within the Company's Consolidated Statements of Operations. See Note 4—Discontinued Operations.

        Revenues:    Revenues are recognized when admissions and concessions sales are received at the theatres. The Company defers 100% of the revenue associated with the sales of gift cards and packaged tickets until such time as the items are redeemed or breakage income is recorded. In the fourth quarter of fiscal 2012, the Company changed its accounting method for recognizing gift card breakage income. Prior to the fourth quarter of fiscal 2012, the Company recognized breakage income when gift card redemptions were deemed remote and the Company determined that there was no legal obligation to remit the unredeemed gift cards to the relevant tax jurisdiction ("Remote Method"), which based on historical information was 18 months after the gift card was issued. In the fourth quarter of fiscal 2012, the Company accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly during fiscal 2012, the Company changed its method for recording gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards ("Proportional Method"). Breakage for packaged tickets continues to be recognized as the redemption of these items is determined to be remote, that is if a ticket has not been used within 18 months after being purchased. During fiscal 2012, the Company recognized $32,633,000 of net gift card breakage income, of which $14,969,000 represented the adjustment related to the change from the Remote Method to the Proportional Method. Additionally, concurrent with the accounting change discussed above, the Company changed the presentation of gift card breakage income from other income to other theatre revenues during fiscal 2012, with conforming changes made for all prior periods presented. During the Successor period August 31, 2012 through December 31, 2012, the Predecessor period March 30, 2012 through August 30, 2012, and the fiscal years ended March 29, 2012 and March 31, 2011, the Company recognized $3,483,000, $7,776,000, $32,633,000 and $14,131,000 of income, respectively, related to the derecognition of gift card liabilities which was recorded in other theatre revenues in the Consolidated Statements of Operations. Refer to Note 1—The Company and Significant Accounting Policies to the consolidated financial statements for further information.

        Film Exhibition Costs:    Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licenses. Film exhibition costs include certain advertising costs. As of December 31, 2012 and March 29, 2012, the Company recorded film payables of $120,650,000 and $76,997,000, respectively, which are included in accounts payable in the accompanying Consolidated Balance Sheets.

        Concession Costs:    The Company records payments from vendors as a reduction of concession costs when earned.

        Screen Advertising:    On March 29, 2005, the Company and Regal Entertainment Group ("Regal") combined their respective cinema screen advertising businesses into a joint venture company called National CineMedia, LLC ("NCM") and on July 15, 2005, Cinemark Holdings, Inc. ("Cinemark") joined NCM, as one of the founding members. NCM engages in the marketing and sale of cinema advertising and promotions products, business communications and training services and the

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

distribution of digital alternative content. The Company records its share of on-screen advertising revenues generated by NCM in other theatre revenues.

        Guest Frequency Program:    On April 1, 2011, the Company fully launched AMC Stubs, a guest frequency program which allows members to earn rewards, including $10 for each $100 spent, redeemable on future purchases at AMC locations. The portion of the admissions and concessions revenues attributed to the rewards is deferred as a reduction of admissions and concessions revenues, based on member redemptions. Rewards must be redeemed no later than 90 days from the date of issuance. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. Rewards not redeemed within 90 days are forfeited and recognized as admissions or concessions revenues based on original point of sale. Progress rewards (member spend toward earned rewards) for expired membership are forfeited upon expiration of the membership and recognized as admissions or concessions revenues based on original point of sale. The program's annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

        Advertising Costs:    The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $4,137,000, $3,603,000, $10,118,000 and $6,561,000 for the Successor period August 31, 2012 through December 31, 2012, the Predecessor period March 30, 2012 through August 30, 2012, and the fiscal years ended March 29, 2012 and March 31, 2011, respectively, and are recorded in operating expense in the accompanying Consolidated Statements of Operations.

        Cash and Equivalents:    All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents.

        Intangible Assets:    Intangible assets are recorded at cost or fair value, in the case of intangible assets resulting from the Merger and acquisitions, and are comprised of amounts assigned to theatre leases acquired under favorable terms, management contracts, a contract with an equity method investee, and a non-compete agreement, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets, and trademark and trade names, which are considered indefinite lived intangible assets and therefore are not amortized but rather evaluated for impairment annually.

        The Company elected to early adopt Accounting Standards Update ("ASU") No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, ("ASU 2012-02") in the last quarter of the Transition Period. Under this amendment, the Company has an option to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not the fair vale of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. During both the Transition Period and fiscal 2012, no impairment charges were incurred. In fiscal 2011, the Company impaired favorable lease intangible assets in the amount of $1,334,000.

        Investments:    The Company accounts for its investments in non-consolidated entities using either the cost or equity methods of accounting as appropriate, and has recorded the investments within other long-term assets in its Consolidated Balance Sheets. Equity earnings and losses are recorded when our

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

ownership interest provides the Company with significant influence. The Company follows the guidance in ASC 323-30-35-3, which prescribes the use of the equity method for investments where the Company has significant influence. The Company classifies gains and losses on sales of and changes of interest in equity method investments within equity in earnings of non-consolidated entities or in separate line items on the face of the Consolidated Statements of Operations when material, and classifies gains and losses on sales of investments accounted for using the cost method in investment income. Gains and losses on cash sales are recorded using the weighted average cost of all interests in the investments. Gains and losses related to non-cash negative common unit adjustments are recorded using the weighted average cost of those units accounted for as Tranche 2 Investments in NCM which were received in connection with prior common unit adjustments. Subsequent to the date of the Merger, the Company's investment in NCM consists of a single investment tranche consisting of 17,323,782 membership units recorded at fair value (Level 1) on August 30, 2012. See Note 7—Investments for further discussion of the Company's investments in NCM. As of December 31, 2012, the Company holds equity method investments comprised of a 15.47% interest in NCM, a joint venture that markets and sells cinema advertising and promotions; a 29% interest in Digital Cinema Implementation Partners LLC, a joint venture charged with implementing digital cinema in the Company's theatres; and a 50% ownership interest in two U.S. motion picture theatres and one IMAX screen. During fiscal 2011, the Company formed a motion picture distribution company, Open Road Films, and holds a 50% ownership interest. At December 31, 2012, the Company's recorded investments are less than its proportional ownership of the underlying equity in these entities by approximately $18,966,000, excluding NCM. Included in equity in earnings of non-consolidated entities for the fifty-two weeks ended March 29, 2012 is an impairment charge of $2,742,000 related to a joint venture investment that was considered to be other than a temporary decline in value. Included in equity in earnings of non-consolidated entities for the fifty-two weeks ended March 31, 2011 is an impairment charge of $8,825,000 related to a joint venture investment in Midland Empire Partners, LLC. The decline in the fair market value of the investment was considered other than temporary due to inadequate projected future cash flows.

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

        Goodwill:    Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets related to the Merger and subsequent acquisitions. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment.

        The Company's recorded goodwill was $2,219,833,000 and $1,923,667,000 as of December 31, 2012 and March 29, 2012, respectively. The Company evaluates goodwill and its trademark and trade names for impairment annually as of the beginning of the fourth quarter or more frequently as specific events or circumstances dictate. The Company's goodwill is recorded in its Theatrical Exhibition operating segment, which is also the reporting unit for purposes of evaluating recorded goodwill for impairment.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company performed its annual impairment analysis during both the last quarter of the Transition Period and the fourth quarter of fiscal 2012 and reached a determination that there was no goodwill or trademark and trade name impairment.

        During fiscal 2011, the Company determined fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to estimate fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy, see Note 16—Fair Value Measurements. There was no goodwill or trademark and trade name impairment.

        Other Long-term Assets:    Other long-term assets are comprised principally of investments in partnerships and joint ventures and capitalized computer software, which is amortized over the estimated useful life of the software.

        Accounts Payable:    Under the Company's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2012 and March 29, 2012 was $64,573,000 and $49,338,000, respectively.

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

        The Company records rent expense for its operating leases on a straight-line basis over the initial base lease term commencing with the date the Company has "control and access" to the leased premises, which is generally a date prior to the "lease commencement date" in the lease agreement. Rent expense related to any "rent holiday" is recorded as operating expense, until construction of the leased premises is complete and the premises are ready for their intended use. Rent charges upon completion of the leased premises subsequent to the theatre opening date are expensed as a component of rent expense.

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

over the base term of the lease using the Company's incremental borrowing rate. Capital lease assets are assigned an estimated useful life at the inception of the lease that generally corresponds with the base term of the lease.

        Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. ASC 840-40-05-5 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period and therefore it is required to account for these projects as sale and leaseback transactions. As a result, the Company has recorded $90,772,000 and $40,655,000 as financing lease obligations for failed sale leaseback transactions on its Consolidated Balance Sheets related to these types of projects as of December 31, 2012 and March 29, 2012, respectively.

        Sale and Leaseback Transactions:    The Company accounts for the sale and leaseback of real estate assets in accordance with ASC 840-40. Losses on sale leaseback transactions are recognized at the time of sale if the fair value of the property sold is less than the net book value of the property. Gains on sale and leaseback transactions are deferred and amortized over the remaining lease term.

        Impairment of Long-lived Assets:    The Company reviews long-lived assets, including definite-lived intangibles, investments in non-consolidated subsidiaries accounted for under the equity method, marketable equity securities and internal use software for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company identifies impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. The Company reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in the markets where it operates for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. The Company evaluates theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when making these evaluations. The Company performs impairment analysis during the last quarter of the year. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date for the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales, in some instances with the assistance of third party valuation studies and using management judgment.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        There is considerable management judgment necessary to determine the estimated future cash flows and fair values of the Company's theatres and other long-lived assets, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy, see Note 16—Fair Value Measurements. There were no impairments during the Transition Period. During fiscal 2012, the Company recognized non-cash impairment losses of $20,788,000 related to long-term assets. The Company recognized an impairment loss of $285,000 on three theatres with 33 screens (in Arkansas, Maryland and Utah), which was related to property, net. The Company adjusted the carrying value of a joint venture investment, resulting in an impairment charge of $2,742,000 and adjusted the carrying value of a common stock investment in RealD Inc., resulting in an impairment charge of $17,751,000 when it was determined that it was more likely than not than an impairment had been incurred on these investments.

        Impairment losses in the Consolidated Statements of Operations are included in the following captions:

(In thousands)	From Inception August 31, 2012 Through December 31, 2012	March 30, 2012 through August 30, 2012	52 weeks Ended March 29, 2012	52 weeks Ended March 31, 2011
Impairment of long-lived assets	$—	$—	$285	$12,779
Equity in (earnings) losses of non-consolidated entities	—	—	2,742	8,825
Investment expense (income)	—	—	17,751	—

Total impairment losses	$—	$—	$20,778	$21,604

        Foreign Currency Translation:    Operations outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average rates of exchange. The resultant translation adjustments are included in foreign currency translation adjustment, a separate component of accumulated other comprehensive income. Gains and losses from foreign currency transactions, except those intercompany transactions of a long-term investment nature, are included in net earnings (loss). If the Company substantially liquidates its investment in a foreign entity, any gain or loss on currency translation balance recorded in accumulated other comprehensive income is recognized as part of a gain or loss on disposition.

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

from affiliates in the consolidated group are used to offset what would otherwise be taxable income generated by the Parent or another affiliate.

        Casualty Insurance:    The Company is self-insured for general liability up to $1,000,000 per occurrence and carries a $500,000 deductible limit per occurrence for workers compensation claims. The Company utilizes actuarial projections of its ultimate losses to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of December 31, 2012 and March 29, 2012, the Company had recorded casualty insurance reserves of $14,980,000 and $15,163,000, respectively, net of estimated insurance recoveries. The Company recorded expenses related to general liability and workers compensation claims of $3,913,000, $5,732,000, $12,705,000 and $12,206,000 for the Successor period August 31, 2012 through December 31, 2012, the Predecessor period March 30, 2012 through August 30, 2012, and the fiscal years ended March 29, 2012 and March 31, 2011, respectively.

        Other Expense:    The following table sets forth the components of other expense:

(In thousands)	From Inception August 31, 2012 Through December 31, 2012	March 30, 2012 through August 30, 2012	52 weeks Ended March 29, 2012	52 weeks Ended March 31, 2011
Loss on redemption of 11% Senior Subordinated Notes due 2016	$—	$—	$—	$24,332
Loss on redemption and modification of Senior Secured Credit Facility	—	—	383	3,656
Loss on redemption of 8% Senior Subordinated Notes due 2014	—	1,297	640	—
Other expense (income)	49	(337)	379	(141)

Other expense	$49	$960	$1,402	$27,847

        New Accounting Pronouncements:    In March 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-05, Foreign Currency Matters (Topic 830)—Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, ("ASU 2013-05"). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net earnings. Accordingly, the cumulative translation adjustment should be released into net earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted as of the beginning of the entity's fiscal year. The Company will adopt ASU 2013-05 as of the beginning of calendar 2014 and does not expect

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

the adoption of ASU 2013-05 to have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

        In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, ("ASU 2012-02"). Under this amendment, an entity will have an option to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. ASU 2012-02 will be effective for the indefinite-lived intangible asset impairment test performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted ASU 2012-02 in the last quarter of the Transition Period and the adoption of ASU 2012-02 did not have a material impact on the Company's consolidated financial position, cash flows, or results of operations. For further information, see Goodwill within Note 1—The Company and Significant Accounting Policies.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, ("ASU 2011-05"). This ASU provides companies with an option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two-separate but consecutive statements. This ASU eliminated the option of presenting the components of other comprehensive income as part of the statement of changes in stockholder's equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05, ("ASU 2011-12"), which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. ASU 2011-05 and the deferrals in ASU 2011-12 will be effective for fiscal years and interim periods within those years, beginning after December 15, 2011 with retrospective application required. The Company adopted these accounting standard updates as of the beginning of the Transition Period and included the presentation requirements in its consolidated financial statements as of the first quarter of the Transition Period.

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, ("ASU 2013-02"). Under this amendment, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 will be effective prospectively for reporting periods

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

beginning after December 15, 2012. Early adoption is permitted. The Company will adopt ASU 2013-02 in the first quarter of calendar 2013 and does not expect the adoption of ASU 2013-02 to have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820)—Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, ("ASU 2011-04"). This ASU requires disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. ASU 2011-04 became effective during interim and annual periods beginning after December 15, 2011 and was effective for the Company as of the beginning of the Transition Period. See Note 16—Fair Value Measurements for the required disclosures.

NOTE 2—MERGER

        Parent and Wanda, a Chinese private conglomerate, completed a Merger on August 30, 2012 in which Wanda indirectly acquired all of the outstanding capital stock of Parent. Parent merged with Wanda Film Exhibition Co. Ltd., ("Merger Subsidiary"), a wholly-owned indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Parent with Parent continuing as the surviving corporation and as a wholly-owned indirect subsidiary of Wanda. The merger consideration totaled $701,811,000, with $700,000,000 invested by Wanda and $1,811,000 invested by members of management. Wanda also acquired cash, corporate borrowings and capital and financing lease obligations in connection with the Merger as described below.

        As a result of the Merger and related change of control, the Company applied "push down" accounting, which requires allocation of the Merger consideration to the estimated fair values of the assets and liabilities acquired in the Merger. The allocation of Merger consideration was based on management's judgment after evaluating several factors, including a valuation assessment performed by a third party appraiser. The appraisal measurements included a combination of income, replacement cost and market approaches and represents managements' best estimate of fair value at August 30, 2012, the acquisition date. Management has finalized its purchase price allocation except for amounts assigned provisionally to certain leasehold improvements and furniture, fixtures and equipment included in Property, net. Management expects to finalize the fair values for these assets upon completing their final value analysis prior to filing Form 10-Q for the period ended March 31, 2013 in May of 2013. Amounts assigned provisionally to these assets may change when this evaluation is completed. Adjustments made since the initial allocation decreased recorded goodwill by approximately $20,000,000. Other current assets increased by approximately $17,000,000 due to changes in deferred tax assets; intangible assets increased by approximately $6,000,000 primarily due to final determinations of fair values assigned to favorable leases and a contract with an equity method investee; Other long-term assets decreased by approximately $106,000,000 primarily due to final determinations of fair values assigned to equity method investments and changes in deferred tax assets; and Other long-term liabilities declined by approximately $100,000,000 due to changes in deferred tax liabilities. The items

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 2—MERGER (Continued)

mentioned above represent the most significant adjustments to the initial allocation of purchase price for the Merger. The following is a summary of the allocation of the Merger consideration:

(In thousands)	Total
Cash	$101,641
Receivables, net	29,775
Other current assets	68,040
Property, net(1)	1,063,028
Intangible assets, net(2)	246,507
Goodwill(3)	2,140,809
Other long-term assets(4)	342,533
Accounts payable	(134,186)
Accrued expenses and other liabilities	(138,535)
Credit card, package tickets, and loyalty program liability(5)	(117,841)
Corporate borrowings(6)	(2,086,926)
Capital and financing lease obligations	(60,922)
Deferred revenues—for exhibitor services agreement(7)	(322,620)
Other long-term liabilities(8)	(429,492)

Total Merger consideration	$701,811

Corporate borrowings	2,086,926
Capital and financing lease obligations	60,922
Less: cash	(101,641)

Total transaction value	$2,748,018

(1)
Property, net consists of real estate, leasehold improvements and furniture, fixtures and equipment recorded at fair value.

(2)
Intangible assets consist of a trademark and trade names, a non-compete agreement, management contracts, a contract with an equity method investee, and favorable leases. See Note 6—Goodwill and Other Intangible Assets for further information.

(3)
Goodwill represents the excess of the Merger consideration over the net assets recognized and represents the future expected economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Amounts recorded for goodwill are not subject to amortization and are not expected to be deductible for tax purposes.

(4)
Other long-term assets include equity method investments, real estate and marketable equity securities recorded at fair value. Other long-term assets include net deferred tax assets resulting from temporary differences that arose as a result of the allocation of the Merger consideration and valuation allowance established at the Merger date for those deferred tax assets that management believes are not "more likely than not" of being realized. In determining the valuation allowance, management evaluated the expected future reversal of deferred tax assets and liabilities, and available tax planning strategies that are prudent and feasible.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 2—MERGER (Continued)

(5)
Represents a liability related to the sales of gift cards, packaged tickets and AMC Stubs memberships and rewards outstanding at August 30, 2012 recorded at fair value.

(6)
Corporate borrowings include borrowings under the Senior Secured Credit Facility-Term Loan due 2016, the Senior Secured Credit Facility-Term Loan due 2018, the 8.75% Senior Fixed Rate Notes due 2019 and the 9.75% Senior Subordinated Notes due 2020 recorded at fair value.

(7)
Deferred revenues for Exhibitor Services Agreement reflect the Company's obligation pursuant to an arrangement with NCM to provide advertising services on terms favorable to NCM.

(8)
Other long-term liabilities consist of certain theatre leases that have been identified as unfavorable, adjustments to reset deferred rent related to future escalations of minimum rentals to zero, adjustments for pension and postretirement medical plan liabilities and deferred RealD Inc. lease incentive recorded at fair value. Other long-term liabilities include deferred tax liabilities resulting from indefinite temporary differences that arose primarily from the application of "push down" accounting.

        The fair value measurement of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, market comparables, and quoted market prices. Quoted market prices and observable market based inputs were used to estimate the fair value of corporate borrowings (Level 2) and the Company's investments in NCM and equity securities available for sale including RealD Inc. common stock (Level 1).

        During the period of August 31, 2012 through December 31, 2012, the Company incurred Merger-related costs of approximately $2,500,000, which are included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations.

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

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 2—MERGER (Continued)

represent what the Company's results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

(In thousands)	Pro forma March 30, 2012 through December 31, 2012	Pro forma 39 Weeks Ended December 29, 2011
	(unaudited)	(unaudited)
Revenues
Admissions	$1,364,663	$1,295,469
Concessions	571,869	518,081
Other theatre	72,574	54,436

Total revenues	2,009,106	1,867,986

Operating Costs and Expenses
Film exhibition costs	728,100	694,863
Concession costs	77,871	70,961
Operating expense	529,235	528,404
Rent	331,397	332,210
General and administrative:
Merger, acquisition and transaction costs	3,538	1,179
Management fee	—	—
Other	55,596	36,710
Depreciation and amortization	150,234	150,976

Operating costs and expenses	1,875,971	1,815,303

Operating income	133,135	52,683
Other expense (income)
Other expense	1,009	377
Interest expense
Corporate borrowings	103,429	106,351
Capital and financing lease obligations	4,263	4,480
Equity in earnings of non-consolidated entities	(7,499)	(56)
Investment expense	578	17,799

Total other expense	101,780	128,951

Earnings (loss) from continuing operations before income taxes	31,355	(76,268)
Income tax provision	3,480	2,210

Earnings (loss) from continuing operations	27,875	(78,478)
Earnings (loss) from discontinued operations	34,465	(2,989)

Net earnings (loss)	$62,340	$(81,467)

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 2—MERGER (Continued)

        The Merger on August 30, 2012 triggered the payment of an aggregate of $32,340,000 for success fees to financial advisors, bond amendment consent fees, professional and consulting fees, payments for cancellation of stock based compensation and management success bonuses that were contingent on the consummation of the Merger. The Company determined that its accounting policy for any cost triggered by the consummation of the Merger was to recognize the cost when the Merger was consummated. Accordingly, the fees discussed above have not been recorded in the Consolidated Statement of Operations for the Predecessor period since that statement depicts the results of operations just prior to consummation of the transaction. In addition, since the Successor period reflects the effects of push-down accounting, these costs have also not been recorded as an expense in the Successor period. However, the costs were reflected in the purchase accounting adjustments which were applied in arriving at the opening balances of the Successor.

NOTE 3—ACQUISITION

        In December 2012, the Company completed the acquisition of 4 theatres and 61 screens from Rave Reviews Cinemas, LLC and 6 theatres and 95 screens from Rave Digital Media, LLC, (and together "Rave"). The purchase price for the Rave theatres, paid in cash at closing, was $87,555,000, net of cash acquired, and is subject to working capital and other purchase price adjustments.

        The acquisitions are being treated as a purchase in accordance with Accounting Standards Codification, ("ASC") 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including bid prices from potential buyers and a preliminary valuation assessment. The allocation of purchase price is subject to changes as an appraisal of assets and liabilities is finalized and additional information becomes available. The following is a summary of a preliminary allocation of the purchase price:

(In thousands)	Total
Cash	$3,896
Receivables, net(1)	631
Other current assets	757
Property, net	80,478
Goodwill(2)	79,024
Accrued expenses and other liabilities	(6,732)
Capital and financing lease obligations	(62,598)
Other long-term liabilities	(3,690)

Total estimated purchase price	$91,766

(1)
Receivables consist of trade receivables recorded at estimated fair value. The Company did not acquire any other class of receivables as a result of the acquisition of the Rave theatres.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 3—ACQUISITION (Continued)

(2)
Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations. Amounts recorded for goodwill are not subject to amortization, but are expected to be deductible for tax purposes.

        During the period of August 31, 2012 through December 31, 2012, the Company incurred acquisition-related costs for the Rave theatres of approximately $157,000, which are included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. The Company's operating results for the Transition Period were not materially impacted by this December acquisition. Approximately $315,000 of the estimated purchase price was accrued but not paid as of December 31, 2012.

NOTE 4—DISCONTINUED OPERATIONS

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

        In July of 2012, the Company sold six theatres with 134 screens located in Canada. The aggregate gross proceeds from the sales were approximately $1,472,000, and are subject to working capital and purchase price adjustments.

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

        In December of 2008, the Company sold all of its interests in Cinemex, which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. ("Entretenimiento"). As of December 31, 2012, the Company estimates that it is contractually entitled to receive an additional $6,275,000 of the purchase price related to tax payments and refunds. While the Company believes it is entitled to these amounts from Cinemex, the collection will require litigation, which was initiated by the Company on April 30, 2010 and is still pending. Resolution is expected to take place over a prolonged period. In fiscal 2010, as a result of the litigation, the Company established an allowance for doubtful accounts related to this receivable and directly charged off the receivable amount as uncollectible. The Company does not have any significant continuing involvement in the operations of the Cinemex theatres after the disposition. Any purchase price tax collections received or legal fees paid related to the sale of the Cinemex theatres have been classified as discontinued operations for all periods presented.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 4—DISCONTINUED OPERATIONS (Continued)

        Components of amounts reflected as (earnings) loss from discontinued operations in the Company's Consolidated Statements of Operations are presented in the following table:

	Transition Period
			Fiscal 2012	Fiscal 2011
	From Inception August 31, 2012 through December 31, 2012
(In thousands)		March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Revenues
Admissions	$—	$16,389	$56,172	$53,021
Concessions	—	6,099	20,192	19,111
Other theatre	—	548	2,253	2,429

Total revenues	—	23,036	78,617	74,561

Operating costs and expenses
Film exhibition costs	—	8,706	28,958	27,288
Concession costs	66	1,252	3,655	3,424
Operating expense	439	15,592	24,643	22,582
Rent	—	7,322	23,497	23,936
General and administrative costs	221	511	248	—
Depreciation and amortization	—	263	1,212	969
(Gain) loss on disposition	(37)	(46,951)	25	(569)

Operating costs and expenses	689	(13,305)	82,238	77,630

Operating income (loss)	(689)	36,341	(3,621)	(3,069)
Investment income	(1)	(12)	(12)	(7)

Total other expense	(1)	(12)	(12)	(7)

Earnings (loss) before income taxes	(688)	36,353	(3,609)	(3,062)
Income tax provision	—	1,200	—	—

Net earnings (loss)	$(688)	$35,153	$(3,609)	$(3,062)

NOTE 5—PROPERTY

        A summary of property is as follows:

(In thousands)	December 31, 2012	March 29, 2012
Property owned:
Land	$46,148	$50,134
Buildings and improvements	202,338	216,923
Leasehold improvements	460,850	898,916
Furniture, fixtures and equipment	501,550	1,309,969

	1,210,886	2,475,942
Less-accumulated depreciation and amortization	62,927	1,592,245

	$1,147,959	$883,697

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 5—PROPERTY (Continued)

        Property is recorded at cost or fair value, in the case of property resulting from acquisitions. The Company uses the straight-line method in computing depreciation and amortization for financial reporting purposes. The estimated useful lives for leasehold improvements reflect the shorter of the expected useful lives of the assets or the base terms of the corresponding lease agreements plus renewal options expected to be exercised for these leases. The estimated useful lives are as follows:

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

        Depreciation expense was $63,472,000, 70,715,000, $184,935,000 and $181,970,000 for the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and fiscal years ended March 29, 2012 and March 31, 2011, respectively.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill is presented below:

(In thousands)	Total
Balance as a result of Merger on August 30, 2012	$2,140,809
Increase in Goodwill from the acquisition of Rave theatres	79,024

Balance as of December 31, 2012	$2,219,833

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Detail of other intangible assets is presented below:

		December 31, 2012		March 29, 2012
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Favorable leases	1 to 46 years	$112,496	$(2,158)	$108,177	$(63,683)
Guest frequency program	—	—	—	46,000	(44,206)
Loews' trade name	—	—	—	2,300	(2,300)
Management contracts	1 to 8 years	4,690	(278)	35,400	(29,931)
Non-compete agreement	3 years	3,800	(404)	6,406	(2,365)
NCM tax receivable agreement	24 years	20,900	(266)	—	—
Other intangible assets	—	—	—	13,309	(13,139)

Total, amortizable		$141,886	$(3,106)	$211,592	$(155,624)

Unamortized Intangible Assets:
AMC trademark		$104,400		$74,000
Kerasotes trade names		—		5,056

Total, unamortizable		$104,400		$79,056

        Amortization expense associated with the intangible assets noted above is as follows:

(In thousands)	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Recorded amortization	$3,106	$5,016	$14,469	$14,652

        Estimated annual amortization for the next five calendar years for intangible assets is projected below:

(In thousands)	2013	2014	2015	2016	2017
Projected annual amortization	$8,917	$8,783	$8,379	$7,516	$7,402

NOTE 7—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of December 31, 2012, include a 15.47% interest in National CineMedia, LLC ("NCM"), a 50% interest in two U.S. motion picture theatres and one IMAX screen, a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP") and a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC ("ORF"). The Company sold its 50% interest in Midland Empire

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 7—INVESTMENTS (Continued)

Partners, LLC in June 2012. Indebtedness held by equity method investees is non-recourse to the Company.

RealD Inc. Common Stock

        The Company holds an investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1). Under its RealD Inc. motion picture license agreement, the Company received a ten-year option to purchase 1,222,780 shares of RealD Inc. common stock at approximately $0.00667 per share. The stock options vested in 3 tranches upon the achievement of screen installation targets and were valued at the underlying stock price at the date of vesting. At the dates of exercise, the fair market value of the RealD Inc. common stock was recorded in other long-term assets with an offsetting entry recorded to other long-term liabilities as a deferred lease incentive. As a result of the Merger, the unamortized deferred lease incentive was recorded at fair value and is being amortized on a straight-line basis over the remaining contract life of approximately 9 years, to reduce RealD license expense recorded in the consolidated statements of operations under operating expense. For further information, see Note 2—Merger. As of December 31, 2012, the unamortized deferred lease incentive balance included in other long-term liabilities was $21,223,000. Fair value adjustments of RealD Inc. common stock are recorded to other long-term assets with an offsetting entry to accumulated other comprehensive income.

        At December 29, 2011, the Company evaluated its investment in RealD Inc. common stock for a possible other-than-temporary impairment given market prices for RealD Inc. common stock and determined that the loss as of December 29, 2011 was other-than-temporary and recognized an impairment loss of $17,751,000 within investment expense (income), related to unrealized losses previously recorded in accumulated other comprehensive loss, as the Company determined the decline in fair value below historical cost to be other-than-temporary. Consideration was given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value had been less than cost and the Company's intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

DCIP Transactions

        On March 10, 2010, DCIP completed its financing of $660.0 million for the deployment of digital projection systems to nearly 14,000 movie theatre screens across North America, including screens operated or managed by the Company, Cinemark and Regal. At closing the Company contributed 342 projection systems that it owned to DCIP, which were recorded at estimated fair value as part of an additional investment in DCIP of $21,768,000. The Company also made cash investments in DCIP of $840,000 at closing and DCIP made a distribution of excess cash to the Company after the closing date and prior to fiscal 2010 year-end of $1,262,000. The Company recorded a loss on contribution of the 342 projection systems of $563,000, based on the difference between estimated fair value and the carrying value on the date of contribution. On March 26, 2010, the Company acquired 117 digital projectors from third party lessors for $6,784,000 and sold them together with seven digital projectors that it owned to DCIP for $6,570,000. The Company recorded a loss on the sale of these 124 systems to DCIP of $697,000. On September 20, 2010, the Company sold 29 digital projectors in a sale and

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 7—INVESTMENTS (Continued)

lease back to DCIP from its Canadian theatres for $1,655,000 and incurred a loss of $110,000. On October 29, 2010, the Company sold 57 digital projectors from Kerasotes theatres in a sale and leaseback to DCIP for $3,250,000, with no gain or loss recorded on the projectors. On March 31, 2011, DCIP completed additional financing of $220.0 million, which is expected to complete the deployment of nearly 15,000 digital projection systems in the U.S. and Canada, including screens owned or managed by the Company.

        The digital projection systems leased from DCIP and its affiliates replaced most of the Company's existing 35 millimeter projection systems. The Company adjusted its estimated depreciable lives for its existing equipment that will be replaced and has accelerated the depreciation of these existing 35 millimeter projection systems, based on the estimated digital projection system deployment timeframe. The projector systems scheduled to be replaced will be fully depreciated in calendar 2013.

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

        In connection with the completion of NCM, Inc.'s IPO, on February 13, 2007, the Company entered into the Third Amended and Restated Limited Liability Company Operating Agreement (the "NCM Operating Agreement") among the Company, Regal and Cinemark (the "Founding Members") and NCM, Inc. Pursuant to the NCM Operating Agreement, the members are granted a redemption right to exchange common units of NCM for, at the option of NCM, Inc., NCM, Inc. shares of common stock on a one-for-one basis, or a cash payment equal to the market price of one share of NCM, Inc.'s common stock. Upon execution of the NCM Operating Agreement, each existing preferred unit of NCM held by the Founding Members was redeemed in exchange for $13.7782 per unit, resulting in the cancellation of each preferred unit. NCM used the proceeds of a new $725,000,000 term loan facility and $59,800,000 of net proceeds from the NCM, Inc. IPO to redeem the outstanding preferred units. The Company received approximately $259,347,000 in the aggregate for the redemption of all its preferred units in NCM. The Company received approximately $26,467,000 from selling common units in NCM to NCM, Inc. in connection with the exercise of the underwriters' over-allotment option in the NCM, Inc. IPO.

        Also in connection with the completion of NCM, Inc.'s IPO, the Company agreed to modify NCM's payment obligations under the prior Exhibitor Services Agreement ("ESA") in exchange for approximately $231,308,000. The ESA provides a term of 30 years for advertising and approximately five year terms (with automatic renewal provisions) for meeting event and digital programming services, and provides NCM with a five year right of first refusal for the services beginning one year prior to the end of the term. The ESA also changed the basis upon which the Company is paid by NCM from a percentage of revenues associated with advertising contracts entered into by NCM to a monthly theatre access fee. The theatre access fee is now composed of a fixed payment per patron and a fixed payment per digital screen, which increases by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. The

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 7—INVESTMENTS (Continued)

theatre access fee paid in the aggregate to the Founding Members will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. Additionally, the Company entered into the First Amended and Restated Loews Screen Integration Agreement with NCM on February 13, 2007, pursuant to which the Company paid NCM an amount that approximated the EBITDA that NCM would have generated if it had been able to sell advertising in the Loews Cineplex Entertainment Corporation ("Loews") theatre chain on an exclusive basis commencing upon the completion of NCM, Inc.'s IPO, and NCM issued to AMC common membership units in NCM, increasing the Company's ownership interest to approximately 33.7%; such Loews payments were made quarterly until the former screen advertising agreements expired in fiscal 2009. The Loews Screen Integration payments totaling $15,982,000 were paid in full in fiscal 2010. The Company is also required to purchase from NCM any on-screen advertising time provided to the Company's beverage concessionaire at a negotiated rate. In addition, the Company expects to receive mandatory quarterly distributions of excess cash from NCM. Immediately following the NCM, Inc. IPO, the Company held an 18.6% interest in NCM.

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

        Annual adjustments to the common membership units are made pursuant to the Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Founding Members. The Common Unit Adjustment Agreement was created to account for changes in the number of theatre screens operated by each of the Founding Members. Prior to fiscal 2011, each of the Founding Members had increased the number of screens it operates through acquisitions and newly built theatres. Since these incremental screens and increased attendance in turn provide for additional advertising revenues to NCM, NCM agreed to compensate the Founding Members by issuing additional common membership units to the Founding Members in consideration for their increased attendance and overall contribution to the joint venture. The Common Unit Adjustment Agreement also provides protection to NCM in that the Founding Members may be required to transfer or surrender common units to NCM based on certain limited events, including declines in attendance and the number of screens operated. As a result, each Founding Member's equity ownership interests are proportionately adjusted to reflect the risks and rewards relative to their contributions to the joint venture.

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

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 7—INVESTMENTS (Continued)

        Effective March 17, 2011, the Company was notified by NCM that its Common Unit Adjustment was determined to be a negative number. The Company elected to surrender 1,479,638 common membership units to satisfy the Common Unit Adjustment, leaving it with 17,323,782 units, or a 15.66% ownership interest in NCM as of March 31, 2011. The Company recorded the surrendered common units as a reduction to deferred revenues for exhibitor services agreement at fair value of $25,361,000, based on a price per share of NCM, Inc. of $17.14 on March 17, 2011, and recorded the reduction of the Company's NCM investment at weighted average cost for Tranche 2 Investments of $25,568,000, resulting in a loss on the surrender of the units of $207,000. The gain from the NCM, Inc. stock sales and the loss from the surrendered NCM common units are reported as Gain on NCM transactions on the Consolidated Statements of Operations. As a result of theatre closings and a related decline in attendance, the NCM Common Unit Adjustment for calendar 2011 called for a reduction in common units. The Company elected to pay NCM $214,000 to retain 16,717 common units effective March 16, 2012. The amount paid to retain the units decreased the deferred revenues for exhibitor services agreement available for amortization to advertising income for future periods.

        The NCM, Inc. IPO and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its proportionate share of tax basis in NCM's tangible and intangible assets. On the IPO date, NCM, Inc. and the Founding Members entered into a tax receivable agreement. Under the terms of this agreement, NCM, Inc. will make cash payments to the Founding Members in amounts equal to 90% of NCM, Inc.'s actual tax benefit realized from the tax amortization of the NCM intangible assets. For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.'s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM Inc.'s proportionate share of tax basis in NCM's tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement shall generally apply to NCM, Inc.'s taxable years up to and including the 30th anniversary date of the NCM, Inc. IPO and related transactions. Pursuant to the terms of the tax receivable agreement, in fiscal year 2009, the Company received payments of $3,796,000 from NCM, Inc. with respect to NCM, Inc.'s 2007 taxable year; in fiscal year 2010, the Company received payments of $8,788,000 with respect to NCM, Inc.'s 2008 and 2009 taxable year; and in fiscal year 2011, the Company received $6,637,000 with respect to NCM, Inc.'s 2008 and 2010 taxable years. In fiscal 2012, the Company received $6,248,000 with respect to NCM, Inc.'s 2009, 2010 and 2011 taxable years. Prior to the date of the Merger on August 30, 2012, distributions received under the tax receivable agreement from NCM, Inc. were recorded as additional proceeds received related to the Company's Tranche 1 or 2 Investments and were recorded in earnings in a similar fashion to the proceeds received from the NCM, Inc. IPO and the receipt of excess cash distributions. Following the date of the Merger, the Company recorded an intangible asset of $20,900,000 as the fair value of the tax receivable agreement. The tax receivable agreement intangible asset is amortized on a straight-line basis against investment income over the remaining life of the ESA. Cash receipts from NCM, Inc. for the tax receivable agreement are recorded to the investment income account.

        As of December 31, 2012, the Company owns a 15.47% interest in NCM. As a founding member, the Company has the ability to exercise significant influence over the governance of NCM, and, accordingly accounts for its investment following the equity method. The fair market value of the units

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 7—INVESTMENTS (Continued)

in National CineMedia, LLC was approximately $244,785,000 based on a price for shares of NCM, Inc. on December 31, 2012 of $14.13 per share.

Transactions with Non-consolidated Affiliates

        As of December 31, 2012 and March 29, 2012, the Company has recorded $1,978,000 and $1,909,000, respectively, of amounts due from NCM related to on-screen advertising revenue. As of December 31, 2012 and March 29, 2012, the Company had recorded $2,021,000 and $1,823,000, respectively, of amounts due to NCM related to the ESA. The Company recorded revenues for advertising from NCM of $11,086,000, $11,731,000, $24,351,000 and $22,408,000 during the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fiscal years ended March 29, 2012, and March 31, 2011, respectively. The Company recorded expenses related to its beverage advertising agreement with NCM of $4,197,000, $6,326,000, $13,447,000 and $12,458,000 during the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fiscal years ended March 29, 2012, and March 31, 2011, respectively.

        As of December 31, 2012 and March 29, 2012, the Company has recorded $736,000 and $1,437,000, respectively, of amounts due from DCIP related to equipment purchases made on behalf of DCIP for the installation of digital projection systems. After the projectors are installed and the Company is reimbursed for its installation costs, the Company will make capital contributions to DCIP for projector and installation costs in excess of the cap ($68,000 per system for digital conversions and $44,000 for new build locations). The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis, including scheduled escalations of rent to commence after six and one-half years from the initial deployment date. The difference between the cash rent and straight-line rent is recorded to deferred rent, a long-term liability account. As of December 31, 2012 and March 29, 2012, the Company has recorded $1,810,000 and $5,003,000 of deferred rent, respectively. The Company recorded digital equipment rental expense of $3,338,000, $3,624,000 and $6,969,000 during the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fifty-two weeks ended March 29, 2012, respectively.

        As of December 31, 2012 and March 29, 2012, the Company has recorded $1,950,000 and $597,000, respectively, of amounts due from Open Road Films for promoted content and has recorded $326,000 and $1,843,000, respectively, of amounts payable for film rentals. The Company has incurred approximately $5,500,000, $1,550,000, and $7,000,000 in gross film exhibition costs on titles distributed by Open Road Films, partially offset by $807,000, $548,000, and $597,000 for promoted content earned during the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fifty-two weeks ended March 29, 2012.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 7—INVESTMENTS (Continued)

Summary Financial Information

        Investments in non-consolidated affiliates accounted for under the equity method as of December 31, 2012, include interests in National CineMedia, LLC ("NCM"), two U.S. motion picture theatres and one IMAX screen, Digital Cinema Implementation Partners, LLC ("DCIP"), Open Road Films and other immaterial investments.

        Condensed financial information of the Company's non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

        Financial Condition:

	December 31, 2012
(In thousands)	DCIP	ORF	NCM and Other	Total
Current assets	$56,322	$42,712	$104,447	$203,481
Noncurrent assets	1,153,610	7,352	351,058	1,512,020
Total assets	1,209,932	50,064	455,505	1,715,501
Current liabilities	54,211	67,402	84,576	206,189
Noncurrent liabilities	1,016,135	7,060	879,000	1,902,195
Total liabilities	1,070,346	74,462	963,576	2,108,384
Stockholders' equity (deficit)	139,586	(24,398)	(508,071)	(392,883)
Liabilities and stockholders' equity (deficit)	1,209,932	50,064	455,505	1,715,501

The Company's recorded investment(1)	$25,234	$(6,781)	$248,969	$267,422

	March 29, 2012
(In thousands)	DCIP	ORF	NCM and Other	Total
Current assets	$43,273	$37,486	$105,098	$185,857
Noncurrent assets	1,122,938	10,507	377,296	1,510,741
Total assets	1,166,211	47,993	482,394	1,696,598
Current liabilities	47,203	35,477	65,254	147,934
Noncurrent liabilities	1,016,216	2,700	873,731	1,892,647
Total liabilities	1,063,419	38,177	938,985	2,040,581
Stockholders' equity (deficit)	102,792	9,816	(456,591)	(343,983)
Liabilities and stockholders' equity (deficit)	1,166,211	47,993	482,394	1,696,598

The Company's recorded investment(1)	$24,963	$4,908	$79,190	$109,061

(1)
Certain differences in the Company's recorded investments, and its proportional ownership share resulting from the Merger where the investments were recorded at fair

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 7—INVESTMENTS (Continued)

  value, are amortized to equity in (earnings) or losses over the estimated useful lives the underlying assets and liabilities. Other non-amortizing differences are considered to represent goodwill and are evaluated for impairment annually.

          Operating Results:

	From Inception August 31, 2012 through December 31, 2012
(In thousands)	DCIP	ORF	NCM and Other	Total
Revenues	$56,851	$99,701	$187,228	$343,780
Operating costs and expenses	43,052	121,083	155,088	319,223

Net earnings (loss)	$13,799	$(21,382)	$32,140	$24,557

	March 30, 2012 through August 30, 2012
(In thousands)	DCIP	ORF	NCM and Other	Total
Revenues	$71,560	$42,563	$246,280	$360,403
Operating costs and expenses	55,378	55,395	182,720	293,493

Net earnings (loss)	$16,182	$(12,832)	$63,560	$66,910

	52 Weeks Ended March 29, 2012
(In thousands)	DCIP	ORF	NCM and Other	Total
Revenues	$134,640	$44,842	$479,458	$658,940
Operating costs and expenses	129,690	74,294	347,937	551,921

Net earnings (loss)	$4,950	$(29,452)	$131,521	$107,019

	52 Weeks Ended March 31, 2011
(In thousands)	DCIP	ORF	NCM and Other	Total
Revenues	$52,140	$—	$447,038	$499,178
Operating costs and expenses	70,803	732	317,524	389,059

Net earnings (loss)	$(18,663)	$(732)	$129,514	$110,119

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 7—INVESTMENTS (Continued)

(In thousands)	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
National CineMedia, LLC	$4,271	$7,473	$28,489	$32,851
Digital Cinema Implementation Partners, LLC	4,436	4,941	1,726	(5,231)
Open Road Releasing, LLC	(10,691)	(6,416)	(14,726)	(366)
Other	(496)	1,547	(2,930)	(10,076)

The Company's recorded equity in earnings (losses)	$(2,480)	$7,545	$12,559	$17,178

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

          The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings of NCM during the period August 31, 2012 through December 31, 2012, the

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 7—INVESTMENTS (Continued)

  period March 30, 2012 through August 30, 2012, and the fifty-two weeks ended March 29, 2012 and March 31, 2011.

(In thousands)	Investment in NCM(1)	Deferred Revenue(2)	Other Comprehensive (Income)	Cash Received (Paid)	Equity in (Earnings) Losses	Advertising (Revenue)	(Gain) on NCM Transactions
Ending balance April 1, 2010	$28,826	$(252,322)	$—	$—	$—	$—	$—
Receipt of Common Units(3)	111,520	(111,520)	—	—	—	—	—
Exchange and sale of NCM stock(5)	(37,576)	—	—	102,224	—	—	(64,648)
Surrender of Common Units(6)	(25,568)	25,361	—	—	—	—	207
Receipt of excess cash distributions	(8,592)	—	—	28,843	(20,251)	—	—
Receipt under Tax Receivable Agreement(7)	(1,815)	—	—	6,637	(4,822)	—	—
Receipt of tax credits	(7)	—	—	22	(15)	—	—
Amortization of deferred revenue	—	4,689	—	—	—	(4,689)	—
Equity in earnings(4)	7,763	—	—	—	(7,763)	—	—

Ending balance March 31, 2011	$74,551	$(333,792)	$—	$137,726	$(32,851)	$(4,689)	$(64,441)

Receipt of excess cash distributions	$(6,444)	$—	$—	$25,275	$(18,831)	$—	$—
Receipt under Tax Receivable Agreement(7)	(1,840)	—	—	6,248	(4,408)	—	—
Payment to retain Common Units(8)	—	214	—	(214)	—	—	—
Amortization of deferred revenue	—	5,136	—	—	—	(5,136)	—
Equity in earnings(4)	5,250	—	—	—	(5,250)	—	—

Ending balance March 29, 2012	$71,517	$(328,442)	$—	$31,309	$(28,489)	$(5,136)	$—

Receipt of excess cash distributions	$(1,701)	$—	$—	$6,667	$(4,966)	$—	$—
Change in interest loss	(16)	—	—	—	16	—	—
Amortization of deferred revenue	—	2,367	—	—	—	(2,367)	—
Equity in earnings(3)	2,523	—	—	—	(2,523)	—	—

Ending balance August 30, 2012	$72,323	$(326,075)	$—	$6,667	$(7,473)	$(2,367)	$—

Purchase Price Fair Value Adjustment	177,832	3,453	—	—	—	—	—
Receipt of excess cash distributions	(10,176)	—	—	10,176	—	—	—
Amortization of deferred revenue	—	4,468	—	—	—	(4,468)	—
Unrealized gain from cash flow hedge	797	—	(797)	—	—	—	—
Equity in earnings(3)	4,271	—	—	—	(4,271)	—	—

Ending balance December 31, 2012	$245,047	$(318,154)	$(797)	$10,176	$(4,271)	$(4,468)	$—

(1)
Represents AMC's investment through the date of the Merger on August 30, 2012 in 519,979 common membership units originally valued at March 27, 2008, 224,828 common membership units originally valued at March 17, 2009,

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 7—INVESTMENTS (Continued)

  70,424 common membership units originally valued at March 17, 2010, and 3,601,811 common membership units originally valued at June 14, 2010 received under the Common Unit Adjustment Agreement dated as of February 13, 2007 (Tranche 2 Investments). AMC's investment in 12,906,740 common membership units (Tranche 1 Investment) is carried at zero cost through the date of the Merger on August 30, 2012. Subsequent to the date of the Merger, AMC's investment in NCM consisted of a single investment tranche consisting of 17,323,782 membership units recorded at fair value (Level 1) on August 30, 2012.

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

(3)
Represents equity in earnings on the Tranche 2 investments only through August 30, 2012. Subsequent to August 30, 2012, AMC has one investment tranche in NCM which consisted of 17,323,782 membership units recorded at fair value (Level 1) at August 30, 2012 in connection with the Merger.

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

(7)
Distributions received under the Tax Receivable Agreement ("TRA") in fiscal 2011 and 2012, were allocated among the Tranche 1 Investment and the Tranche 2 Investments based on the ownership percentages as of the date of the related NCM, Inc. taxable year to which the distribution relates. Post Merger, the TRA was recorded at fair value as an Intangible Asset. Amortization of the TRA intangible asset and cash receipts are recorded to Investment Expense (Income).

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 8—SUPPLEMENTAL BALANCE SHEET INFORMATION

        Other assets and liabilities consist of the following:

(In thousands)	December 31, 2012	March 29, 2012
Other current assets:
Prepaid rent	$35,551	$38,400
Income taxes receivable	5,805	—
Prepaid insurance and other	12,049	14,582
Merchandise inventory	8,859	11,771
Deferred tax asset	30,300	16,250
Other	8,363	6,863

	$100,927	$87,866

Other long-term assets:
Investments in real estate	$14,800	$10,721
Deferred financing costs	—	32,347
Investments in equity method investees	267,422	109,061
Computer software	32,023	30,807
Deferred tax asset	—	55,750
Due from Parent tax sharing arrangement	—	32,500
Investment in RealD Inc. common stock	13,707	15,945
Other	4,788	4,720

	$332,740	$291,851

Accrued expenses and other liabilities:
Taxes other than income	$42,990	$43,071
Income taxes payable	—	1,482
Interest	9,865	39,660
Payroll and vacation	18,799	10,326
Current portion of casualty claims and premiums	6,332	7,266
Accrued bonus	27,630	12,132
Theatre and other closure	6,258	6,332
Accrued licensing and percentage rent	13,390	11,688
Current portion of pension and other benefits liabilities	1,039	1,217
Other	28,983	16,160

	$155,286	$149,334

Other long-term liabilities:
Unfavorable lease obligations	$211,329	$125,772
Deferred rent	10,318	126,224
Pension and other benefits	63,225	55,757
Deferred gain	—	14,423
RealD deferred lease incentive	21,223	23,768
Deferred tax liability	40,750	—
Tax liability	—	7,000
Casualty claims and premiums	10,254	10,344
Theatre and other closure	55,086	59,139
Other	14,283	4,402

	$426,468	$426,829

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	December 31, 2012	March 29, 2012
Senior Secured Credit Facility-Term Loan due 2016 (4.25% as of December 31, 2012)	$465,878	$470,343
Senior Secured Credit Facility-Term Loan due 2018 (4.75% as of December 31, 2012)	297,000	297,050
8% Senior Subordinated Notes due 2014	—	190,775
8.75% Senior Fixed Rate Notes due 2019	654,692	588,366
9.75% Senior Subordinated Notes due 2020	661,105	600,000
Capital and financing lease obligations, 8.25% - 11%	122,645	62,220

	2,201,320	2,208,754
Less: current maturities	(14,280)	(61,846)

	$2,187,040	$2,146,908

        The carrying amount of corporate borrowings includes $116,336,000 of unamortized premiums as of December 31, 2012.

        Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of December 31, 2012 are as follows:

	Capital and Financing Lease Obligations
				Principal Amount of Corporate Borrowings
(In thousands)	Minimum Lease Payments	Less Interest	Principal		Total
2013	$16,750	$10,475	$6,275	$8,004	$14,279
2014	16,839	9,881	6,958	8,004	14,962
2015	16,972	9,218	7,754	8,004	15,758
2016	16,983	8,484	8,499	453,328	461,827
2017	16,998	7,677	9,321	3,000	12,321
Thereafter	113,860	30,022	83,838	1,481,999	1,565,837

Total	$198,402	$75,757	$122,645	$1,962,339	$2,084,984

Senior Secured Credit Facility

        The Senior Secured Credit Facility is with a syndicate of banks and other financial institutions and, prior to the third amendment on December 15, 2010, had provided the Company financing of up to $850,000,000, consisting of a $650,000,000 term loan facility with a maturity date of January 26, 2013 and a $200,000,000 revolving credit facility that matured in 2012. The revolving credit facility includes borrowing capacity available for letters of credit and for swingline borrowings on same-day notice.

        Third Amendment.    On December 15, 2010, the Company entered into a third amendment to its Senior Secured Credit Agreement dated as of January 26, 2006 to, among other things: (i) extend the

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

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

  •
  The amended five-year revolving credit facility includes a borrowing capacity of $192,500,000 through December 15, 2015 and is available for letters of credit and for swingline borrowings on same-day notice. The applicable margin for borrowings under the revolving credit facility at December 31, 2012 was 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. The Company is required to pay an unused commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum. It will also pay customary letter of credit fees. As of December 31, 2012, the Company had approximately $11,563,000 in outstanding letters of credit issued under the credit facility, leaving approximately $180,937,000 available to borrow against the revolving credit facility.

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

        Incremental Amendment.    On February 22, 2012, the Company entered into an amendment to its Senior Secured Credit Facility pursuant to which the Company borrowed term loans (the "Term Loan due 2018"), and used the proceeds, together with cash on hand, to fund the cash tender offer and redemption of the 8% Senior Subordinated Notes due 2014 and to repay the existing Term Loan due 2013. The Term Loan due 2018 was issued under the Senior Secured Credit Facility for $300,000,000 aggregate principal amount and the net proceeds received were $297,000,000. The 1% discount was amortized to interest expense over the term of the loan until the Merger date of August 30, 2012, when the debt was re-measured at fair value. The Term Loan due 2018 requires repayments of principal of 1% per annum and the remaining principal payable upon maturity on February 22, 2018. The Company capitalized deferred financing costs paid to creditors of $5,157,000 related to the issuance of the Term Loan due 2018 during the year ended March 29, 2012. Concurrently with the Term Loan due 2018 borrowings on February 22, 2012, the Company redeemed all outstanding Term Loan due 2013 at a redemption price of 100% of the then outstanding aggregate principal balance of $140,657,000, plus accrued and unpaid interest. The Company recorded a loss on extinguishment of the Term Loan due 2013 in Other expense, due to previously capitalized deferred financing fees of $383,000, during the fifty-two weeks ended March 29, 2012.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

        Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company's option, either a base rate or LIBOR. Prior to extinguishment, the Term Loan due 2013 bore interest at 2.021% on February 22, 2012, which was based on LIBOR plus 1.75%. The Company will repay $5,003,648 of the Term Loan due 2016 per annum through September 30, 2016, with any remaining balance due on December 15, 2016. The Term Loan due 2018 requires repayments of principal of $3,000,000 per annum and the remaining principal payable upon maturity on February 22, 2018. The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans.

        All obligations under the Senior Secured Credit Facility are guaranteed by each of the Company's wholly-owned domestic subsidiaries. All obligations under the Senior Secured Credit Facility, and the guarantees of those obligations (as well as cash management obligations), are secured by substantially all of AMC Entertainment's assets as well as those of each subsidiary guarantor.

        The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability, and the ability of its subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the notes); pay dividends and distributions or repurchase their capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; change of control of permitted holders, amend certain charter documents and material agreements governing subordinated indebtedness, including the 8.75% Senior Notes due 2019 and the 9.75% Senior Subordinated Notes due 2020; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries.

        In addition, the Senior Secured Credit Facility requires that the Company and its subsidiaries maintain a maximum net senior secured leverage ratio as long as the commitments under the revolving credit facility remain outstanding. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default.

        The Company is restricted, in certain circumstances, from paying dividends to Parent by the terms of the indentures governing its outstanding senior and subordinated notes and its Senior Secured Credit Facility.

        Fourth Amendment.    On July 2, 2012, the Company entered into a waiver and fourth amendment to its Senior Secured Credit Facility dated as of January 26, 2006 to, among other things: (i) waive a certain specified default that would otherwise occur upon the change of control effected by the Merger, (ii) permit the Company to change its fiscal year after completion of the Merger, (iii) reflect the change in ownership going forward by restating the definition of "Permitted Holder" to include only Wanda and its affiliates under the Senior Secured Credit Facility in connection with the Merger, (iv) provide for a minimum LIBOR percentage of 1.00%, from, and only after, the completion of the Merger, in determining the interest rate to the Term Loan due 2016, and (v) provide for an interest rate of LIBOR plus 375 basis points to the Term Loan due 2018, from and only after, the completion of the Merger. The applicable margin at December 31, 2012 for borrowings under the Term Loan due 2016 was 4.25% with respect to LIBOR borrowings (3.25% margin plus 1.00% minimum LIBOR rate)

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

and the applicable margin for borrowings under the Term Loan due 2018 was 4.75% (3.75% margin plus 1.00% minimum LIBOR rate).

Notes Due 2014

        On February 24, 2004, the Company sold $300,000,000 aggregate principal amount of 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"). The interest rate for the Notes due 2014 was 8% per annum, payable in March and September. The Notes due 2014 were redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2009 at 104% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 1, 2012, plus in each case interest accrued to the redemption date.

        In connection with the merger in which the Company was acquired by Holdings in fiscal 2005, the carrying value of the Notes due 2014 was adjusted to fair value. As a result, a discount of $1,500,000 was recorded and was being amortized to interest expense over the remaining term of the notes.

        On February 7, 2012, the Company launched a cash tender offer to purchase up to $160,000,000 aggregate principal amount of its then outstanding $300,000,000 aggregate principal amount of the Notes due 2014. On February 21, 2012, holders of $108,955,000 aggregate principal amount of the Notes due 2014 tendered pursuant to the cash tender offer. On February 22, 2012, the Company accepted for purchase $58,063,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2014, for total consideration equal to (i) $972.50 per $1,000 in principal amount of notes validly tendered plus (ii) $30 per $1,000 in principal amount of the notes validly tendered. On March 7, 2012, the Company accepted for purchase the remaining $50,892,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2014 tendered on February 21, 2012, for total consideration equal to (i) $972.50 per $1,000 in principal amount of notes validly tendered plus (ii) $30 per $1,000 in principal amount of the notes validly tendered. In addition, the Company accepted for purchase $10,000 aggregate principal amount, plus accrued and unpaid interest of Notes due 2014 tendered after February 21, 2012, for total consideration equal to $972.50 per $1,000 in principal amount of the notes validly tendered. The Company recorded a loss on extinguishment related to the cash tender offer and redeemed its Notes due 2014 of $640,000 in Other expense during the fifty-two weeks ended March 29, 2012, which included tender offer and consent fees paid to the holders of $213,000, write-off of a non-cash discount of $155,000, and other expenses of $272,000. On March 7, 2012, the Company announced its intent to redeem $51,035,000 aggregate principal amount of the Notes due 2014 at a price of $1,000 per $1,000 principal amount such that an aggregate of $160,000,000 of Notes due 2014 would be retired through the tender offer and redemption. On April 6, 2012, the Company completed the redemption of $51,035,000 aggregate principal amount of Notes due 2014 at a redemption price of 100% of the principal amount plus accrued and unpaid interest.

        On April 6, 2012, the Company redeemed $51,035,000 aggregate principal amount of its Notes due 2014 pursuant to a cash tender offer at a price of $1,000 per $1,000 principal amount. The Company used the net proceeds from the issuance of the Term Loan due 2018, which was borrowed on February 22, 2012, to pay for the consideration of the cash tender offer plus accrued and unpaid interest on the principal amount of the Notes due 2014. On August 30, 2012 prior to the consummation of the Merger, the Company issued a call notice for all of its then remaining outstanding Notes due

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

2014 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, to the redemption date. On August 30, 2012, the Company irrevocably deposited $141,027,000, plus accrued interest to September 1, 2012 with a trustee to satisfy and to discharge its obligations under the Notes due 2014 and its indenture. The Company used a combination of cash on hand and funds contributed by Wanda. The Company recorded a loss on redemption of $1,297,000 prior to the Merger related to the extinguishment of the Notes due 2014.

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

Notes Due 2019

        On June 9, 2009, the Company issued $600,000,000 aggregate principal amount of 8.75% Senior Notes due 2019 (the "Notes due 2019") issued under an indenture with U.S. Bank, National Association, as trustee. The Notes due 2019 bear interest at a rate of 8.75% per annum, payable on June 1 and December 1 of each year (commencing on December 1, 2009), and have a maturity date of June 1, 2019. The Notes due 2019 are redeemable at the Company's option in whole or in part, at any time on or after June 1, 2014 at 104.375% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after June 1, 2017, plus accrued and unpaid interest to the redemption date. The Company capitalized deferred financing costs of $16,259,000 related to the issuance of the Notes due 2019 during the year ended April 1, 2010.

        The Notes due 2019 are general unsecured senior obligations of the Company, fully and unconditionally guaranteed, jointly and severally, on a senior basis by each of the Company's existing and future domestic restricted subsidiaries that guarantee the Company's other indebtedness.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

        The indenture governing the Notes due 2019 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. It also contains provisions subordinating the Company's obligations under the Notes due 2019 to the Company's obligations under its Senior Secured Credit Facility and other senior indebtedness. The Notes due 2019 were issued at a 2.418% discount which was amortized to interest expense following the interest method over the term of the notes until the Merger date of August 30, 2012, when the debt was re-measured at fair value.

        In connection with the Merger on August 30, 2012, the carrying value of the Notes due 2019 was adjusted to fair value. As a result, a premium of $57,000,000 was recorded and will be amortized to interest expense utilizing the interest rate method over the remaining term of the notes.

Notes Due 2020

        On December 15, 2010, the Company completed the offering of $600,000,000 aggregate principal amount of its Notes due 2020. The Notes due 2020 mature on December 1, 2020, pursuant to an indenture dated as of December 15, 2010, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee. The Company will pay interest on the Notes due 2020 at 9.75% per annum, semi-annually in arrears on June 1 and December 1, commencing on June 1, 2011. The Company may redeem some or all of the Notes due 2020 at any time on or after December 1, 2015 at 104.875% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after December 1, 2018, plus accrued and unpaid interest to the redemption date. The Company capitalized deferred financing costs of $12,699,000 related to the issuance of Notes due 2020 during the year ended March 31, 2011.

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

        In connection with the Merger on August 30, 2012, the carrying value of the Notes due 2020 was adjusted to fair value. As a result, a premium of $63,000,000 was recorded and will be amortized to interest expense over the remaining term of the notes.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

Consent Solicitation

        On June 22, 2012, the Company announced it had received the requisite consents from holders of each of its Notes due 2019 and its Notes due 2020 and, collectively with the Notes due 2019, the ("Notes") for (i) a waiver of the requirement for the Company to comply with the "change of control" covenant in each of the indentures governing the Notes due 2019 and the indenture governing the Notes due 2020 (collectively, the "Indentures"), in connection with the Merger (the "Waivers"), including the Company's obligation to make a "change of control offer" in connection with the Merger with respect to each series of Notes, and (ii) certain amendments to the Indentures to reflect the change in ownership going forward by adding Wanda and its affiliates to the definition of "Permitted Holder" under each of the Indentures. The Company entered into supplemental indentures to give effect to the Waivers and certain amendments to the Indentures, which became operative upon payment of the applicable consent fee immediately prior to the closing of the Merger. The holders of each of the Notes due 2019 and Notes due 2020, who validly consented to the Waiver and the proposed amendments, received a consent fee of $2.50 per $1,000 principal amount at the closing date of the Merger. The total consent fees were $2,376,000. See Note 2—Merger for additional information regarding the recording of the consent fees.

Financial Covenants

        Each indenture relating to the Company's notes (Notes due 2019 and Notes due 2020) allows it to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows the Company to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indenture for the Notes due 2019 (the Company's most restrictive indenture), the Company could borrow approximately $1,125,600,000 (assuming an interest rate of 7.0% per annum on the additional indebtedness) in addition to specified permitted indebtedness at December 31, 2012. If the Company cannot satisfy the coverage ratios of the indentures, generally the Company can borrow an additional amount under the Senior Secured Credit Facility.

        As of December 31, 2012, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2020, and the Notes due 2019.

NOTE 10—STOCKHOLDER'S EQUITY

        AMCE has one share of Common Stock issued as of December 31, 2012 which is owned by Parent.

        During the Successor period of August 31, 2012 through December 31, 2012, the Company received capital contributions of $100,000,000 from Wanda.

        During fiscal 2012, AMCE used cash on hand to pay a dividend distribution to Parent in an aggregate amount of $109,581,000. Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business and to redeem its Term Loan Facility due June 2012, plus accrued and unpaid interest of $219,405,000.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

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

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own at December 31, 2012, but prior to the Merger, Parent had adopted a stock-based compensation plan. The Company has recorded stock-based compensation expense of $830,000, $1,962,000 and $1,526,000 within general and administrative: other during the period March 30, 2012 through August 30, 2012, and the fiscal years ended March 29, 2012 and March 31, 2011, respectively. Upon the change of control as a result of the Merger, all of the stock options and restricted stock interests under both the amended and restated 2004 Stock Option Plan and the 2010 Equity Incentive Plan were cancelled and holders received payments aggregating approximately $7,035,000. See Note 2—Merger for additional information regarding the settlement of stock options and restricted stock interests.

2004 Stock Option Plan

        Prior to the Merger, Parent had adopted a stock-based compensation plan that permitted a maximum of 49,107.44681 options to be issued on Parent's stock under the 2004 Stock Option Plan. The stock options had a ten year term and generally step vested in equal amounts from one to three or five years from the date of the grant. Vesting could accelerate for a certain participant if there was a change of control (as defined in the employee agreement). All options were granted to employees of the Company.

        On July 8, 2010, the Board approved a grant of 1,023 non-qualified stock options to a certain employee of the Company under the amended and restated 2004 Stock Option Plan. These options vested ratably over 5 years with an exercise price of $752 per share. Expense for this award was recognized on a straight-line basis over the vesting period. The Company accounted for stock options using the fair value method of accounting and elected to use the simplified method for estimating the expected term of "plain vanilla" share option grants, as it did not have enough historical experience to provide a reasonable estimate. The estimated grant date fair value of the options granted on 1,023 shares was $300.91 per share, or $308,000, and was determined using the Black-Scholes option-pricing model. The option exercise price was $752 per share, and the estimated fair value of the shares was $752, resulting in $0 intrinsic value for the option grant. See 2010 Equity Incentive Plan below for further information regarding assumptions used in determining fair value.

        On July 23, 2010, the Board of Directors of Parent (the "Board") determined that the Company would no longer grant any awards of shares of common stock of Parent under the 2004 Stock Option Plan.

        The vested and unvested stock options under the 2004 Stock Option Plan were cancelled immediately prior to the closing of the Merger with Wanda. Holders of such options received payments

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

for each option equal to the difference (if any) between the per share consideration received in the Merger and the exercise price of their options.

2010 Equity Incentive Plan

        Prior to the Merger, the 2010 Equity Incentive Plan ("Plan") provided for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, other stock-based awards or performance-based compensation awards. The aggregate number of shares of common stock of Parent that was available for delivery pursuant to awards granted under the plan was 39,312 shares. The Company accounted for stock options using the fair value method of accounting and had elected to use the simplified method for estimating the expected term of "plain vanilla" share option grants, as it did not have enough historical experience to provide a reasonable estimate.

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

        The award agreements, which consisted of grants of non-qualified stock options, restricted stock (time vesting), and restricted stock (performance vesting) to certain of the Company's employees under

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

the 2010 Equity Incentive Plan, generally had the following features, subject to discretionary approval by Parent's compensation committee:

  •
  Non-Qualified Stock Option Award Agreement:  Twenty-five percent of the options were to vest on each of the first four anniversaries of the date of grant. The stock options had a ten year term from the date of grant. The vested and unvested stock options were cancelled immediately prior to the closing of the Merger with Wanda. Holders of such options received payments for each option equal to the difference (if any) between the per share consideration received in the Merger and the exercise price of their options.

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

  •
  Restricted Stock Award Agreement (Performance Vesting):  In fiscal 2011, the Board approved the award of 5,542 shares of restricted stock (performance vesting), of which 1,346 shares and 1,372 shares were deemed granted in fiscal 2012 and fiscal 2011, respectively. Approximately one-fourth of the total restricted shares of 5,542 approved by the Board were to have been granted each year over a four-year period starting in fiscal 2011. Each grant had a vesting term of approximately one year conditioned upon the Company meeting certain pre-established annual performance targets. The fiscal 2013 and fiscal 2014 shares were not deemed granted per ASC 718-10-55-95 as the Compensation Committee did not approved the performance target for the restricted stock due to the Merger with Wanda. The unvested restricted stock (performance vesting) awards for fiscal 2013 and fiscal 2014 were cancelled immediately prior to the closing of the Merger. Holders of unvested restricted stock awards received payments for each restricted share equal to the per share consideration received in the Merger.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

Stock Option Activity

        A summary of Parent's stock option activity, prior to the Merger, under both the 2004 Option Plan and the 2010 Equity Incentive Plan is as follows:

	August 30, 2012		March 29, 2012		March 31, 2011
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	35,678.1680905	$449.88	35,684.1680905	$423.70	31,597.1680905	$383.58
Granted(1)	—	—	7.00000	752.00	6,507.00000	752.00
Forfeited	—	—	(13.00000)	752.00	(1,615.40000)	368.18
Cancelled	(35,678.1680905)	449.88	—	—	—	—
Exercised	—	—	—	—	(804.60000)	452.57

Outstanding at end of year and expected to vest(1)	—	$—	35,678.1680905	$449.88	35,684.1680905	$449.93

Exercisable at end of year	—	$—	22,594.5380903	$429.74	17,238.4980902	$423.70

Available for grant at end of year	—		28,580.0000000		28,568.0000000

(1)
The weighted average remaining contractual life for outstanding options was 6.0 years and 7.0 years for fiscal 2012 and 2011, respectively. During fiscal 2012, 7 options were granted at an exercise price of $752. The options granted were based on an estimated fair value of $752 of common stock, resulting in an intrinsic value for the options on the grant date of $0. During fiscal 2011, 6,507 options were granted at an exercise price of $752. The options granted were based on an estimated fair value of $752 of common stock, resulting in an intrinsic value for the options on the grant date of $0.

        For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise (determined using the most recent contemporaneous valuation prior to the exercise) and the exercise price of the options. The total intrinsic value of options exercised was $241,000 during fiscal 2011 and there were no options exercised during the period March 30, 2012 through August 30, 2012 and fiscal 2012. Parent received outstanding shares, instead of cash, from the exercise of stock options during fiscal 2011 to satisfy the aggregate strike price of approximately $364,000.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

Assumptions Used To Estimate Option Values

        The following table reflects the weighted average fair value per option granted during fiscal 2011 under the 2004 Option Plan and the 2010 Equity Incentive Plan, as well as the significant assumptions used in determining weighted average fair value using the Black-Scholes option-pricing model:

	March 31, 2011
	2010 Plan	2004 Plan
Weighted average fair value of options on grant date	$293.72	$300.91
Risk-free interest rate	2.50%	2.58%
Expected life (years)	6.25	6.50
Expected volatility(1)	35.0%	35.0%
Expected dividend yield	—	—

(1)
The Company uses share values of its publicly traded competitor peer group for purposes of calculating volatility.

Restricted Stock Activity

        The following table represents the unvested restricted stock (time vesting) and (performance vesting) activity:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at March 31, 2011	5,372	$752.00
Granted	1,353	755.00
Forfeited/cancelled(1)	(1,359)	755.00

Unvested at March 29, 2012	5,366	752.00
Granted(2)	—	—
Cancelled	(5,366)	752.00

Unvested at August 30, 2012	—	$—

(1)
The Company did not meet its pre-established annual performance target for fiscal 2012, and therefore, the restricted stock (performance vesting) grant was canceled.

(2)
As discussed above, since there was not a grant of restricted stock (performance vesting) shares during fiscal 2013, there were no fiscal 2013 unvested restricted stock (performance vesting) shares reported in this table.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 11—INCOME TAXES

        The Income tax provision reflected in the Consolidated Statements of Operations consists of the following components during the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fiscal years ended March 29, 2012 and March 31, 2011:

(In thousands)	From Inception August 31, 2012 through December 27, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Current:
Federal	$—	$—	$—	$—
Foreign	—	—	—	—
State	480	3,700	2,015	1,950

Total current	480	3,700	2,015	1,950

Deferred:
Federal	(2,500)	—	—	—
Foreign	—	—	—	—
State	—	—	—	—

Total deferred	(2,500)	—	—	—

Total provision (benefit)	(2,020)	3,700	2,015	1,950
Tax provision from discontinued operations	—	1,200	—	—

Total provision (benefit) from continuing operations	$(2,020)	$2,500	$2,015	$1,950

        AMCE has recorded no alternative minimum taxes as the consolidated tax group for which AMCE is a member expects no alternative minimum tax liability, and pursuant to the tax sharing arrangement in place, AMCE has no liability.

        Pre-tax income (losses) consisted of the following:

(In thousands)	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Domestic	$(39,294)	$98,093	$(78,677)	$(121,243)
Foreign	124	7	(1,296)	340

Total	$(39,170)	$98,100	$(79,973)	$(120,903)

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 11—INCOME TAXES (Continued)

        The difference between the effective tax rate on earnings (loss) from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

(In thousands)	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Income tax expense (benefit) at the federal statutory rate	$(13,470)	$21,600	$(26,730)	$(41,250)
Effect of:
State income taxes	(1,930)	2,500	2,015	1,950
Change in ASC 740 (formerly FIN 48) reserve	—	—	(5,400)	(300)
Permanent items	20	100	825	—
Valuation allowance	13,360	(21,700)	31,305	41,550

Income tax expense (benefit)	$(2,020)	$2,500	$2,015	$1,950

Effective income tax rate	5.2%	4.0%	(2.6)%	(1.7)%

        The significant components of deferred income tax assets and liabilities as of December 31, 2012 and March 29, 2012 are as follows:

	December 31, 2012		March 29, 2012
	Deferred Income Tax		Deferred Income Tax
(In thousands)	Assets	Liabilities	Assets	Liabilities
Tangible assets	$—	$(125,641)	$76,855	$—
Accrued reserves	35,359	—	34,684	—
Intangible assets	—	(76,430)	—	(26,884)
Receivables	—	(1,632)	1,949	—
Investments	—	(231,524)	—	(136,704)
Capital loss carryforwards	2,077	—	—	—
Pension postretirement and deferred compensation	28,001	—	34,276	—
Corporate borrowings	50,558	—	—	(106)
Deferred revenue	136,350	—	144,444	—
Lease liabilities	86,417	—	92,385	—
Capital and financing lease obligations	40,102	—	22,759	—
Alternative minimum tax and other credit carryovers	15,083	—	15,056	—
Charitable contributions	1,051	—	1,757	—
Net operating loss carryforward	243,232	—	225,195	—

Total	$638,230	$(435,227)	$649,360	$(163,694)
Less: Valuation allowance	(213,453)	—	(413,666)	—

Total deferred income taxes(1)	$424,777	$(435,227)	$235,694	$(163,694)

(1)
See Note 8—Supplemental Balance Sheet Information for additional disclosures about net current deferred tax assets and net non-current deferred tax liabilities.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 11—INCOME TAXES (Continued)

        A rollforward of the Company's valuation allowance for deferred tax assets is as follows:

(In thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Revenues, Costs and Expenses	Charged (Credited) to Goodwill	Charged (Credited) to Other Accounts(1)	Balance at End of Period
From Inception August 31, 2012 through December 31, 2012
Valuation allowance-deferred income tax assets	$203,538	13,360	195	(3,640)	$213,453
March 30, 2012 through August 30, 2012
Valuation allowance-deferred income tax assets	$413,666	(21,700)	(188,428)	—	$203,538
Fiscal Year 2012
Valuation allowance-deferred income tax assets	$329,221	32,560	—	51,885	$413,666
Fiscal Year 2011
Valuation allowance-deferred income tax assets	$263,032	42,815	—	23,374	$329,221

(1)
Primarily relates to amounts resulting from our tax sharing arrangement, changes in deferred tax assets and associated valuation allowance that are not related to income statement activity as well as amounts charged to other comprehensive income.

        The Company's federal income tax loss carryforward of $671,879,000 will begin to expire in 2017 and will completely expire in 2031 and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code. The Company also has state income tax loss carryforwards of $544,244,000 which may be used over various periods ranging from 1 to 20 years.

        During fiscal 2010, management believed it was more likely than not that the Company had the ability to execute a feasible and prudent tax strategy that would provide for the realization of net operating losses by converting certain limited partnership units into common stock. At December 31, 2012, this tax strategy was estimated to preserve net operating losses that expire through 2019.

        The Company has recorded a valuation allowance against its remaining net deferred tax asset in U.S. and foreign jurisdictions of $213,453,000 as of December 31, 2012.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 11—INCOME TAXES (Continued)

        A reconciliation of the change in the amount of unrecognized tax benefits was as follows:

(In millions)	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
Balance at beginning of period	$22.4	$22.7	$28.2	$28.5
Gross increases—current period tax positions	—	0.6	0.7	0.7
Favorable resolutions with authorities	—	—	(1.0)	—
Expired attributes	—	—	(5.2)	(1.0)
Cash settlements	(0.5)	(0.9)	—	—

Balance at end of period	$21.9	$22.4	$22.7	$28.2

        The Company's effective tax rate is not expected to be significantly impacted by the ultimate resolution of the uncertain tax positions because of the retention of a valuation allowance against most of its net operating loss carryforwards.

        The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively. The liabilities increased for interest and penalties by $110,000 and $115,000, as of December 31, 2012 and March 29, 2012, respectively.

        There are currently unrecognized tax benefits which the Company anticipates will be resolved in the next 12 months; however, the Company is unable at this time to estimate what the impact on its unrecognized tax benefits will be.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination of the tax years February 28, 2002 through December 31, 2003 of the former Loews Cineplex Entertainment Corporation and subsidiaries was concluded during fiscal 2007. An IRS examination for the tax years ended March 31, 2005 and March 30, 2006 was completed during 2009. Generally, tax years beginning after March 28, 2002 are still open to examination by various taxing authorities. Additionally, the Company has net operating loss ("NOL") carryforwards for tax years ended October 31, 2000 through March 28, 2002 in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOLs are subject to adjustment based on the statute of limitations applicable to the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 12—LEASES

        The following table sets forth the future minimum rental payments, by calendar year, required under existing operating leases and digital projector equipment leases payable to DCIP that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2012:

(In thousands)	Minimum operating lease payments
2013	$397,631
2014	408,209
2015	399,584
2016	382,745
2017	361,082
Thereafter	1,661,501

Total minimum payments required	$3,610,752

        As of December 31, 2012, the Company has lease agreements for three theatres with 33 screens which are under construction or development and are expected to open in 2014 and 2018.

        Included in other long-term liabilities as of December 31, 2012 and March 29, 2012 is $10,318,000 and $126,224,000, respectively, of deferred rent representing future minimum rental payments for leases with scheduled rent increases, and $211,329,000 and $125,772,000, respectively, for unfavorable lease liabilities.

        Rent expense is summarized as follows:

(In thousands)	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Minimum rentals	$126,529	$166,220	$394,742	$401,563
Common area expenses	12,968	17,591	40,918	43,060
Percentage rentals based on revenues	3,877	5,275	9,666	7,251

Rent	143,374	189,086	445,326	451,874
General and administrative and other	3,940	4,207	8,747	4,665

Total	$147,314	$193,293	$454,073	$456,539

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

participant's age and service as of January 1, 2009. The Company also sponsors a postretirement deferred compensation plan.

        On May 2, 2008, the Company's Board of Directors approved revisions to the Company's Post Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. As a result of these revisions, the Company recorded a prior service credit of $5,969,000 through other comprehensive income to be amortized over eleven years starting in fiscal 2010, based on expected future service of the remaining participants.

        As a result of the Merger and the application of "push down" accounting, the benefit plans reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date. At August 31, 2012, the Successor balance recorded in accumulated other comprehensive income was reset to zero.

        The measurement dates used to determine pension and other postretirement benefits for the Successor period was August 30, 2012, the Merger date, and December 31, 2012, the Transition Period.

        Net periodic benefit cost for the plans consists of the following:

	Pension Benefits				Other Benefits
(In thousands)	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$59	$76	$180	$180	$61	$74	$149	$154
Interest cost	1,484	1,962	4,640	4,612	306	435	1,122	1,275
Expected return on plan assets	(1,442)	(1,811)	(4,465)	(3,986)	—	—	—	—
Amortization of net loss	—	899	5	137	—	88	—	—
Amortization of prior service credit	—	—	—	—	—	(448)	(984)	(865)
Settlement	(15)	—	—	—	—	—	—	—

Net periodic benefit cost	$86	$1,126	$360	$943	$367	$149	$287	$564

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes the changes in other comprehensive income:

	Pension Benefits			Other Benefits
(In thousands)	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Net (gain) loss	$(4,118)	$—	$15,615	$(3,161)	$—	$3,324
Net prior service credit	—	—	—	—	(771)	(1,035)
Merger push-down accounting adjustment	—	(20,741)	—	—	3,804	—
Amortization of net gain (loss)	—	(899)	(5)	—	(88)	—
Amortization of prior service credit	—	—	—	—	448	984
Settlement	15	—	—	—	—	—

Total recognized in other comprehensive income	$(4,103)	$(21,640)	$15,610	$(3,161)	$3,393	$3,273
Net periodic benefit cost	86	1,126	360	367	149	287

Total recognized in net periodic benefit cost and other comprehensive income	$(4,017)	$(20,514)	$15,970	$(2,794)	$3,542	$3,560

        The following tables set forth the plan's change in benefit obligations and plan assets and the accrued liability for benefit costs included in the Consolidated Balance Sheets:

	Pension Benefits			Other Benefits
(In thousands)	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Change in benefit obligation:
Benefit obligation at beginning of period	$112,822	$96,672	$80,350	$25,816	$24,538	$21,916
Service cost	59	76	180	61	74	149
Interest cost	1,484	1,962	4,640	306	435	1,122
Plan participant's contributions	—	—	—	196	227	517
Actuarial (gain) loss	(3,465)	15,161	14,162	(3,161)	1,828	3,325
Plan amendment	—	—	—	—	(771)	(1,035)
Benefits paid	(862)	(1,007)	(2,660)	(453)	(515)	(1,456)
Settlement	(320)	(42)	—	—	—	—

Benefit obligation at end of period	$109,718	$112,822	$96,672	$22,765	$25,816	$24,538

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

	Pension Benefits			Other Benefits
(In thousands)	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Change in plan assets:
Fair value of plan assets at beginning of period	$66,059	$64,236	$59,776	$—	$—	$—
Actual return on plan assets gain	2,095	977	3,011	—	—	—
Employer contribution	1,247	1,895	4,109	257	288	939
Plan participants' contributions	—	—	—	196	227	517
Benefits paid	(862)	(1,007)	(2,660)	(453)	(515)	(1,456)
Settlement	(320)	(42)	—	—	—	—

Fair value of plan assets at end of period	$68,219	$66,059	$64,236	$—	$—	$—

Net liability for benefit cost:
Funded status	$(41,499)	$(46,763)	$(32,436)	$(22,765)	$(25,816)	$(24,538)

	Pension Benefits			Other Benefits
(In thousands)	December 31, 2012	August 30, 2012	March 29, 2012	December 31, 2012	August 30, 2012	March 29, 2012
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Amounts recognized in the Balance Sheet:
Accrued expenses and other liabilities	$(154)	$(40)	$(155)	$(885)	$(1,016)	$(1,062)
Other long-term liabilities	(41,345)	(46,723)	(32,281)	(21,880)	(24,800)	(23,476)

Net liability recognized	$(41,499)	$(46,763)	$(32,436)	$(22,765)	$(25,816)	$(24,538)

Aggregate accumulated benefit obligation	$(109,718)	$(112,822)	$(96,672)	$(22,765)	$(25,816)	$(24,538)

        The following table summarizes pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	Pension Benefits
(In thousands)	December 31, 2012	March 29, 2012
	(Successor)	(Predecessor)
Aggregated accumulated benefit obligation	$(109,718)	$(96,672)
Aggregated projected benefit obligation	(109,718)	(96,672)
Aggregated fair value of plan assets	68,219	64,236

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        Amounts recognized in accumulated other comprehensive income consist of the following:

	Pension Benefits			Other Benefits
(In thousands)	December 31, 2012	August 30, 2012	March 29, 2012	December 31, 2012	August 30, 2012	March 29, 2012
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Net actuarial (gain) loss	$(4,118)	$—	$21,639	$(3,161)	$—	$4,823
Prior service credit	—	—	—	—	—	(8,216)

        Amounts in accumulated other comprehensive income expected to be recognized in components of net periodic pension cost during the calendar year 2013 are as follows:

(In thousands)	Pension Benefits	Other Benefits
Net actuarial gain	$—	$(78)

Actuarial Assumptions

        The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Other Benefits
(In thousands)	December 31, 2012	August 30, 2012	March 29, 2012	December 31, 2012	August 30, 2012	March 29, 2012
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Discount rate	4.17%	3.99%	4.86%	3.90%	3.65%	4.42%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

        The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits				Other Benefits
(In thousands)	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Discount rate	3.99%	4.86%	5.86%	6.16%	3.65%	4.42%	5.51%	5.97%
Weighted average expected long-term return on plan assets	7.27%	7.27%	8.00%	8.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2013 was 8.0% for medical. The rates were assumed to decrease gradually to 5.0% for medical in 2019. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2012 by $2,292,000 and the aggregate of the service and interest cost components of postretirement expense for calendar year 2013 by $34,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement obligation for calendar year 2013 by $1,933,000 and the aggregate service and interest cost components of postretirement expense for calendar year 2013 by $28,000. The Company's retiree health plan provides a benefit to its retirees that is at least actuarially equivalent to the benefit provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Part D").

Cash Flows

        The Company expects to contribute $2,469,000 to the pension plans during the calendar year 2013.

        The following table provides the benefits expected to be paid (inclusive of benefits attributable to estimated future employee service) in each of the next five fiscal years, and in the aggregate for the five years thereafter:

(In thousands)	Pension Benefits	Other Benefits Net of Medicare Part D Adjustments	Medicare Part D Adjustments
2013	$3,004	$902	$78
2014	2,445	926	90
2015	3,152	983	99
2016	3,631	1,032	106
2017	3,930	1,068	116
Years 2018 - 2022	25,510	5,637	804

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

exposures that are customized to the Plan's cash flow benefit needs. The target allocations for plan assets are as follows:

Asset Category	Target Allocation
Fixed(1)	12%
High yield fund	4%
Equity Securities—U.S.	23%
Equity Securities—International	16%
Collective trust fund	26%
Private Real Estate	12%
Public REITs	2%
Commodities broad basket	5%

100%

(1)
Includes U.S. Treasury Securities and Bond market fund.

        Valuation Techniques.    The fair values classified within Level 1 of the valuation hierarchy were determined using quoted market prices from actively traded markets. The fair values classified within Level 2 of the valuation hierarchy included pooled separate accounts and collective trust funds, which valuations were based on market prices for the underlying instruments that were observable in the market or could be derived by observable market data from independent external valuation information.

        The fair value of the pension plan assets at December 31, 2012, by asset class are as follows:

		Fair Value Measurements at March 29, 2012 Using
(In thousands)	Total Carrying Value at December 31, 2012	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$19	$19	$—	$—
U.S. Treasury Securities	1,668	1,668	—	—
Equity securities:
U.S. companies	15,993	2,184	13,809	—
International companies	11,098	11,098	—	—
Public REITs	1,229	—	1,229
Bond market fund	6,222	6,222	—	—
Collective trust fund	17,551	—	17,551	—
Commodities broad basket fund	3,304	3,304	—	—
High yield bond fund	3,104	—	3,104	—
Private real estate	8,031	—	8,031	—

Total assets at fair value	$68,219	$24,495	$43,724	$—

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

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

Defined Contribution Plan

        The Company sponsors a voluntary 401(k) savings plan covering certain employees age 21 or older and who are not covered by a collective bargaining agreement. Effective January 1, 2011, under the Company's 401(k) Savings Plan, the Company began to match 100% of each eligible employee's elective contributions up to 3% and 50% of contributions up to 5% of the employee's eligible compensation. During the first three quarters of fiscal 2011, the Company matched 50% of each eligible employee's elective contributions up to 6% of the employee's eligible compensation. The Company's expense under the 401(k) savings plan was $1,182,000, $1,108,000, $2,676,000, and $1,650,000 for the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fiscal years ended March 29, 2012 and March 31, 2011, respectively.

Union-Sponsored Plans

        Certain theatre employees are covered by union-sponsored pension and health and welfare plans. Company contributions into these plans are determined in accordance with provisions of negotiated labor contracts. Contributions aggregated $80,000, $109,000, $261,000, and $380,000, for the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fiscal years ended March 29, 2012 and March 31, 2011, respectively.

        As of December 31, 2012, the Company's liability related to the collectively bargained multiemployer pension plan withdrawals was immaterial. At March 29, 2012, the Company's withdrawal liabilities related to multiemployer pension plans where it had ceased making contributions was approximately $2,622,000.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 14—COMMITMENTS AND CONTINGENCIES

        The Company, in the normal course of business, is a party to various ordinary course claims from vendors (including an online ticketing vendor, concession suppliers and film distributors), landlords and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of such other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes could occur. An unfavorable outcome could include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

NOTE 15—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        The Company has provided reserves for estimated losses from theatres and screens which have been permanently closed and vacant space with no right to future use. As of December 31, 2012, the Company has reserved $61,344,000 for lease terminations which have either not been consummated or paid, related primarily to eight theatres and certain vacant restaurant space. The Company is obligated under long-term lease commitments with remaining terms of up to 15 years for theatres which have been closed. As of December 31, 2012, base rents aggregated approximately $8,919,000 annually and $79,369,000 over the remaining terms of the leases.

        A rollforward of reserves for theatre and other closure is as follows:

(In thousands)	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Beginning balance	$62,935	$65,471	$73,852	$6,694
Theatre and other closure expense—continuing operations	2,381	4,191	7,449	60,763
Theatre and other closure expense—discontinued operations	—	7,562	—	—
Transfer of lease liability	994	(697)	571	11,780
Net book value of abandoned and other property dispositions	—	—	(485)	(1,819)
Foreign currency translation adjustment	405	(38)	(511)	48
Cash payments	(5,371)	(13,554)	(15,405)	(3,614)

Ending balance	$61,344	$62,935	$65,471	$73,852

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 15—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS (Continued)

        The current portion of the ending balance is included with accrued expenses and other liabilities and the long-term portion of the ending balance is included with other long-term liabilities in the accompanying Consolidated Balance Sheets.

        During the period of August 31, 2012 through December 31, 2012 and the period of March 30, 2012 through August 30, 2012, the Company recognized $2,381,000 and $4,191,000 of theatre and other closure expense primarily related to the early termination of a lease agreement and accretion on previously closed properties with remaining lease obligations. In addition, the Company closed one theatre with 20 screens located in Canada and paid the landlord $7,562,000 to terminate the lease agreement. See Note 4—Discontinued Operations for additional information.

        During the fifty-two weeks ended March 29, 2012, the Company recognized $7,449,000 of theatre and other closure expense primarily related to accretion on previously closed properties with remaining lease obligations.

        During the fourth quarter of fiscal year ending March 31, 2011, the Company evaluated excess capacity and vacant and under-utilized retail space throughout the theatre circuit. On March 28, 2011, management decided to permanently close 73 underperforming screens and auditoriums in six theatre locations in the United States and Canada while continuing to operate 89 screens at these locations. The permanently closed screens were physically segregated from the screens that are in operation and access to the closed space was restricted. Additionally, management decided to discontinue development of and cease use of (including for storage) certain vacant and under-utilized retail space at four other theatres in the United States and the United Kingdom. As a result of closing the screens and auditoriums and discontinuing the development of and use of the other spaces, the Company recorded a charge of $55,015,000 for theatre and other closure expense, which is included in operating expense in the Consolidated Statements of Operations during the fiscal year ending March 31, 2011. The charge to theatre and other closure expense reflects the discounted contractual amounts of the existing lease obligations of $53,561,000 for the remaining 7 to 13 year terms of the leases as well as expenses incurred for related asset removal and shutdown costs of $1,454,000. A significant portion of each of the affected properties was closed and is no longer used. The charges to theatre and other closure expense do not result in any new, increased or accelerated obligations for cash payments related to the underlying long-term operating lease agreements.

        In addition to the auditorium closures, the Company permanently closed 22 theatres with 144 screens in the U.S. during the fifty-two weeks ended March 31, 2011. The Company recorded $5,748,000 for theatre and other closure expense, which is included in operating expense in the Consolidated Statements of Operations, due primarily to the remaining lease terms of 5 theatre closures and accretion of the closure liability related to theatres closed during prior periods. Of the theatre closures in fiscal 2011, 9 theatres with 35 screens were owned properties that were marketed for sale; 7 theatres with 67 screens that had leases were allowed to expire; a single screen theatre with a management agreement was allowed to expire; and 5 theatres with 41 screens were closed with remaining lease terms in excess of one month.

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance. As of

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 15—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS (Continued)

December 31, 2012, the future lease obligations are discounted at annual rates ranging from 7.55% to 9.0%.

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

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of December 31, 2012:

		Fair Value Measurements at December 31, 2012 Using
(In thousands)	Total Carrying Value at December 31, 2012	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money Market Mutual Funds	$85	$85	$—	$—
Equity securities, available-for-sale:
RealD Inc. Common Stock	13,707	13,707	—	—
Mutual Fund Large U.S. Equity	1,995	1,995	—	—
Mutual Fund Small/Mid U.S. Equity	413	413	—	—
Mutual Fund International	249	249	—	—
Mutual Fund Balance	150	150	—	—
Mutual Fund Fixed Income	349	349	—	—

Total assets at fair value	$16,948	$16,948	$—	$—

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of March 29, 2012:

		Fair Value Measurements at March 29, 2012 Using
	Total Carrying Value at March 29, 2012
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

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity and fixed income funds and are measured at fair value using quoted market prices. See Note 7—Investments, for further information regarding RealD Inc. common stock and the related other-than-temporary impairment. The unrealized gain on the equity securities recorded in accumulated other comprehensive income as of December 31, 2012 was approximately $1,913,000.

        Nonrecurring Fair Value Measurements.    See Note 2—Merger, for information regarding the Company's assets and liabilities that were measured at fair value on a nonrecurring basis due to the Merger on August 30, 2012. The following table summarizes the fair value hierarchy of the Company's assets that were measured at fair value on a nonrecurring basis during fiscal 2012:

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

        In accordance with the provisions of the impairment of long-lived assets subsections of ASC 360-10, long-lived assets held and used that were considered impaired were written down to their fair value at December 29, 2011, March 29, 2012 and March 31, 2011 of $2,761,000, $99,000 and $10,587,000, respectively. For the fifty-two weeks ending March 29, 2012, the Company recorded impairments of long-lived assets of $285,000 and a charge to equity in earnings of non-consolidated entities of $2,742,000.

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at December 31, 2012 Using
(In thousands)	Total Carrying Value at December 31, 2012	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current Maturities of Corporate Borrowings	$8,004	$—	$8,063	$—
Corporate Borrowings	2,070,671	—	2,115,919	—

        Valuation Technique.    Quoted market prices were used to estimate fair value.

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

        Information about the Company's revenues from continuing operations and assets by geographic area is as follows:

Revenues (In thousands)	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
United States	$808,378	$1,202,179	$2,507,562	$2,346,677
Canada	809	885	2,814	4,324
Europe	2,305	3,008	11,601	11,537

Total revenues	$811,492	$1,206,072	$2,521,977	$2,362,538

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 17—OPERATING SEGMENT (Continued)

Long-term assets, net (In thousands)	December 31, 2012	March 29, 2012
United States	$3,943,114	$3,231,794
Canada	102	2,241
Europe	496	204

Total long-term assets(1)	$3,943,712	$3,234,239

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor from Inception on August 31, 2012 through December 31, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$547,094	$1,538	$—	$548,632
Concessions	—	229,101	638	—	229,739
Other theatre	—	32,990	131	—	33,121

Total revenues	—	809,185	2,307	—	811,492

Operating costs and expenses
Film exhibition costs	—	290,888	673	—	291,561
Concession costs	—	30,374	171	—	30,545
Operating expense	(21)	229,199	1,256	—	230,434
Rent	—	142,698	676	—	143,374
General and administrative:
Merger, acquisition and transaction costs	—	3,366	—	—	3,366
Management fee	—	—	—	—	—
Other	—	29,073	37	—	29,110
Depreciation and amortization	—	71,616	17	—	71,633

Operating costs and expenses	(21)	797,214	2,830	—	800,023

Operating income (loss)	21	11,971	(523)	—	11,469
Other expense (income)
Equity in net loss of subsidiaries	42,587	788	—	(43,375)	—
Other expense	—	49	—	—	49
Interest expense:
Corporate borrowings	45,145	61,280	—	(61,166)	45,259
Capital and financing lease obligations	—	1,873	—	—	1,873
Equity in losses of non-consolidated entities	348	2,114	18	—	2,480
Investment expense (income)	(50,909)	(9,967)	—	61,166	290

Total other expense	37,171	56,137	18	(43,375)	49,951

Loss from continuing operations before income taxes	(37,150)	(44,166)	(541)	43,375	(38,482)
Income tax benefit	—	(2,020)	—	—	(2,020)

Loss from continuing operations	(37,150)	(42,146)	(541)	43,375	(36,462)
Loss from discontinued operations, net of income taxes	—	(441)	(247)	—	(688)

Net loss	$(37,150)	$(42,587)	$(788)	$43,375	$(37,150)

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor from March 30, 2012 through August 30, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$814,034	$1,997	$—	$816,031
Concessions	—	341,260	870	—	342,130
Other theatre	—	47,771	140	—	47,911

Total revenues	—	1,203,065	3,007	—	1,206,072

Operating costs and expenses
Film exhibition costs	—	435,526	1,013	—	436,539
Concession costs	—	47,142	184	—	47,326
Operating expense	28	295,708	1,592	—	297,328
Rent	—	188,283	803	—	189,086
General and administrative:
Merger, acquisition and transaction costs	—	172	—	—	172
Management fee	—	2,500	—	—	2,500
Other	—	27,013	12	—	27,025
Depreciation and amortization	—	80,944	27	—	80,971

Operating costs and expenses	28	1,077,288	3,631	—	1,080,947

Operating income (loss)	(28)	125,777	(624)	—	125,125
Other expense (income)
Equity in net earnings of subsidiaries	(88,759)	(15,269)	—	104,028	—
Other expense	—	960	—	—	960
Interest expense:
Corporate borrowings	67,366	87,133	—	(86,885)	67,614
Capital and financing lease obligations	—	2,390	—	—	2,390
Equity in (earnings) losses of non-consolidated entities	60	(6,382)	(1,223)	—	(7,545)
Investment income	(73,095)	(13,831)	—	86,885	(41)

Total other expense	(94,428)	55,001	(1,223)	104,028	63,378

Earnings from continuing operations before income taxes	94,400	70,776	599	(104,028)	61,747
Income tax provision	—	2,500	—	—	2,500

Earnings from continuing operations	94,400	68,276	599	(104,028)	59,247
Earnings from discontinued operations, net of income taxes	—	20,483	14,670	—	35,153

Net earnings	$94,400	$88,759	$15,269	$(104,028)	$94,400

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor fifty-two weeks ended March 29, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,712,943	$8,352	$—	$1,721,295
Concessions	—	687,083	2,597	—	689,680
Other theatre	—	110,349	653	—	111,002

Total revenues	—	2,510,375	11,602	—	2,521,977
Operating costs and expenses
Film exhibition costs	—	912,405	3,649	—	916,054
Concession costs	—	93,062	519	—	93,581
Operating expense	227	689,239	7,317	—	696,783
Rent	—	442,610	2,716	—	445,326
General and administrative:
Merger, acquisition and transaction costs	85	2,537	—	—	2,622
Management fee	—	5,000	—	—	5,000
Other	—	51,695	81	—	51,776
Depreciation and amortization	—	212,576	241	—	212,817
Impairment of long-lived assets	—	285	—	—	285

Operating costs and expenses	312	2,409,409	14,523	—	2,424,244

Operating income (loss)	(312)	100,966	(2,921)	—	97,733
Other expense (income)
Equity in loss of consolidated subsidiaries	93,172	3,658	—	(96,830)	—
Other expense	—	1,402	—	—	1,402
Interest expense
Corporate borrowings	160,849	206,205	—	(205,409)	161,645
Capital and financing lease obligations	—	5,968	—	—	5,968
Equity in (earnings) loss of non-consolidated entities	2,359	(15,465)	547	—	(12,559)
Investment expense (income)	(175,229)	(12,539)	—	205,409	17,641

Total other expense	81,151	189,229	547	(96,830)	174,097

Loss from continuing operations before income taxes	(81,463)	(88,263)	(3,468)	96,830	(76,364)
Income tax provision	525	1,490	—	—	2,015

Loss from continuing operations	(81,988)	(89,753)	(3,468)	96,830	(78,379)
Loss from discontinued operations, net of income taxes	—	(3,419)	(190)	—	(3,609)

Net loss	$(81,988)	$(93,172)	$(3,658)	$96,830	$(81,988)

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor fifty-two weeks ended March 31, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,636,528	$8,309	$—	$1,644,837
Concessions	—	642,565	2,432	—	644,997
Other theatre	—	71,905	799	—	72,704

Total revenues	—	2,350,998	11,540	—	2,362,538
Operating costs and expenses
Film exhibition costs	—	856,870	3,600	—	860,470
Concession costs	—	79,232	531	—	79,763
Operating expense	—	671,379	19,885	—	691,264
Rent	—	446,783	5,091	—	451,874
General and administrative:
Merger, acquisition and transaction costs	—	14,085	—	—	14,085
Management fee	—	5,000	—	—	5,000
Other	—	58,011	125	—	58,136
Depreciation and amortization	—	211,209	235	—	211,444
Impairment of long-lived assets	—	12,779	—	—	12,779

Operating costs and expenses	—	2,355,348	29,467	—	2,384,815

Operating loss	—	(4,350)	(17,927)	—	(22,277)
Other expense (income)
Equity in loss of consolidated subsidiaries	135,042	28,545	—	(163,587)	—
Other expense	367	27,480	—	—	27,847
Interest expense
Corporate borrowings	143,562	181,973	—	(182,013)	143,522
Capital and financing lease obligations	—	6,198	—	—	6,198
Equity in (earnings) loss of non-consolidated entities	(490)	(26,959)	10,271	—	(17,178)
Gain on NCM transactions	—	(64,441)	—	—	(64,441)
Investment income	(156,328)	(26,069)	—	182,013	(384)

Total other expense	122,153	126,727	10,271	(163,587)	95,564

Loss from continuing operations before income taxes	(122,153)	(131,077)	(28,198)	163,587	(117,841)
Income tax provision	700	1,250	—	—	1,950

Loss from continuing operations	(122,853)	(132,327)	(28,198)	163,587	(119,791)
Loss from discontinued operations, net of income taxes	—	(2,715)	(347)	—	(3,062)

Net loss	$(122,853)	$(135,042)	$(28,545)	$163,587	$(122,853)

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor as of December 31, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$308	$89,168	$41,452	$—	$130,928
Receivables, net	20	97,004	84	—	97,108
Other current assets	—	99,450	1,477	—	100,927

Total current assets	328	285,622	43,013	—	328,963
Investment in equity of subsidiaries	894,385	16,980	—	(911,365)	—
Property, net	—	1,147,874	85	—	1,147,959
Intangible assets, net	—	243,180	—	—	243,180
Intercompany advances	1,958,022	(1,958,901)	879	—	—
Goodwill	—	2,219,833	—	—	2,219,833
Other long-term assets	59	332,199	482	—	332,740

Total assets	$2,852,794	$2,286,787	$44,459	$(911,365)	$4,272,675

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$225,754	$466	$—	$226,220
Accrued expenses and other liabilities	14	154,903	369	—	155,286
Deferred revenues and income	—	171,105	17	—	171,122
Current maturities of corporate borrowings and capital and financing lease obligations	8,004	6,276	—	—	14,280

Total current liabilities	8,018	558,038	852	—	566,908
Corporate borrowings	2,070,671	—	—	—	2,070,671
Capital and financing lease obligations	—	116,369	—	—	116,369
Deferred revenues—for exhibitor services agreement	—	318,154	—	—	318,154
Other long-term liabilities	—	399,841	26,627	—	426,468

Total liabilities	2,078,689	1,392,402	27,479	—	3,498,570
Stockholder's equity	774,105	894,385	16,980	(911,365)	774,105

Total liabilities and stockholder's equity	$2,852,794	$2,286,787	$44,459	$(911,365)	$4,272,675

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor from Inception on August 31, 2012 through December 31, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(21,605)	$143,430	$(47,933)	$—	$73,892

Cash flows from investing activities:
Capital expenditures	—	(72,765)	(9)	—	(72,774)
Merger	—	3,110	—	—	3,110
Acquisition of Rave theatres, net of cash acquired	—	(87,555)	—	—	(87,555)
Proceeds from the disposition of long-term assets	—	112	(22)	—	90
Investments in non-consolidated entities, net	—	(1,173)	(21)	—	(1,194)
Other, net	—	(575)	—	—	(575)

Net cash used in investing activities	—	(158,846)	(52)	—	(158,898)

Cash flows from financing activities:
Principal payments under Term Loan	(4,002)	—	—	—	(4,002)
Principal payments under capital and financing lease obligations	—	(875)	—	—	(875)
Capital contributions	100,000	—	—	—	100,000
Change in construction payables	—	22,487	—	—	22,487
Change in intercompany advances	(74,376)	23,867	50,509	—	—

Net cash provided by financing activities	21,622	45,479	50,509	—	117,610

Effect of exchange rate changes on cash and equivalents	—	3,779	(3,986)	—	(207)

Net increase (decrease) in cash and equivalents	17	33,842	(1,462)	—	32,397
Cash and equivalents at beginning of period	291	55,326	42,914	—	98,531

Cash and equivalents at end of period	$308	$89,168	$41,452	$—	$130,928

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor March 30, 2012 through August 30, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(3,735)	$82,423	$809	$—	$79,497

Cash flows from investing activities:
Capital expenditures	—	(40,095)	(21)	—	(40,116)
Proceeds from the disposition of long-term assets	—	7,134	157	—	7,291
Investments in non-consolidated entities, net	—	(17)	1,606	—	1,589
Other, net	—	205	—	—	205

Net cash provided by (used in) investing activities	—	(32,773)	1,742	—	(31,031)

Cash flows from financing activities:
Repurchase of Senior Subordinated Notes due 2014	(191,035)	—	—	—	(191,035)
Principal payments under Term Loan	(4,002)	—	—	—	(4,002)
Principal payments under capital and financing lease obligations	—	(1,298)	—	—	(1,298)
Deferred financing costs	(2,378)	—	—	—	(2,378)
Change in construction payables	—	(23,575)	—	—	(23,575)
Change in intercompany advances	200,755	(200,872)	117	—	—

Net cash provided by (used in) financing activities	3,340	(225,745)	117	—	(222,288)

Effect of exchange rate changes on cash and equivalents	—	(588)	604	—	16

Net increase (decrease) in cash and equivalents	(395)	(176,683)	3,272	—	(173,806)
Cash and equivalents at beginning of period	686	232,009	39,642	—	272,337

Cash and equivalents at end of period	$291	$55,326	$42,914	$—	$98,531

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor fifty-two weeks ended March 29, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$21,673	$177,633	$(1,979)	$—	$197,327

Cash flows from investing activities:
Capital expenditures	—	(139,195)	(164)	—	(139,359)
Proceeds from disposition of long-term assets	—	1,474	—	—	1,474
Investments in non-consolidated entities, net	1,049	(27,928)	(1)	—	(26,880)
Proceeds from sale/leaseback of digital projection equipment	—	953	—	—	953
Other, net	—	98	—	—	98

Net cash provided by (used in) investing activities	1,049	(164,598)	(165)	—	(163,714)

Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2018	297,000	—	—	—	297,000
Repayment of Term Loan 2013	(140,657)	—	—	—	(140,657)
Repurchase of Senior Subordinated Notes due 2014	(108,965)	—	—	—	(108,965)
Principal payments under Term Loan	(4,875)	—	—	—	(4,875)
Principal payments under capital and financing lease obligations	—	(3,422)	—	—	(3,422)
Deferred financing costs	(6,002)	—	—	—	(6,002)
Change in construction payables	—	13,512	—	—	13,512
Dividends paid to Parent	(109,581)	—	—	—	(109,581)
Change in intercompany advances	51,044	(52,427)	1,383	—	—

Net cash provided by (used in) financing activities	(22,036)	(42,337)	1,383	—	(62,990)

Effect of exchange rate changes on cash and equivalents	—	215	341	—	556

Net increase (decrease) in cash and equivalents	686	(29,087)	(420)	—	(28,821)
Cash and equivalents at beginning of period	—	261,096	40,062	—	301,158

Cash and equivalents at end of period	$686	$232,009	$39,642	$—	$272,337

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor fifty-two weeks ended March 31, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$47,587	$44,144	$341	$—	$92,072

Cash flows from investing activities:
Capital expenditures	—	(128,952)	(395)	—	(129,347)
Acquisition of Kerasotes, net of cash acquired	—	(280,606)	—	—	(280,606)
Proceeds from NCM, Inc. stock sale	—	102,224	—	—	102,224
Proceeds from disposition of long-term assets	—	58,391	—	—	58,391
Investments in non-consolidated entities, net	—	(1,819)	200	—	(1,619)
Proceeds from sale/leaseback of digital projection equipment	—	4,905	—	—	4,905
Proceeds from disposition of Cinemex, net of cash disposed	—	1,840	—	—	1,840
Other, net	—	(5,825)	—	—	(5,825)

Net cash used in investing activities	—	(249,842)	(195)	—	(250,037)

Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2020	600,000	—	—	—	600,000
Repurchase of Senior. Subordinated Notes due 2016	(325,000)	—	—	—	(325,000)
Payment of tender offer and consent solicitation consideration on Senior Subordinated Notes due 2016	(5,801)	—	—	—	(5,801)
Principal payments under Term Loan	(6,500)	—	—	—	(6,500)
Principal payments under capital and financing lease obligations	—	(4,194)	—	—	(4,194)
Deferred financing costs	(14,642)	—	—	—	(14,642)
Change in construction payables	—	(727)	—	—	(727)
Dividends paid to Parent	(278,258)	—	—	—	(278,258)
Change in intercompany advances	(17,386)	16,623	763	—	—

Net cash provided by (used in) financing activities	(47,587)	11,702	763	—	(35,122)

Effect of exchange rate changes on cash and equivalents	—	(150)	(948)	—	(1,098)

Net decrease in cash and equivalents	—	(194,146)	(39)	—	(194,185)
Cash and equivalents at beginning of period	—	455,242	40,101	—	495,343

Cash and equivalents at end of period	$—	$261,096	$40,062	$—	$301,158

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 19—RELATED PARTY TRANSACTIONS

Amended and Restated Fee Agreement

        Upon the consummation of a change of control transaction or an initial public offering, each of the Sponsors were entitled to receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. The Sponsors waived their right to the payment described above that was triggered by the Merger. As a result of the Merger, the Company ceased paying the annual management fee of $5,000,000 to the Sponsors.

Control Arrangement

        Wanda has the ability to control the Company's affairs and policies and the election of directors and appointment of management.

Equity Method Investees

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

        See Note 7—Investments for further information about related party transactions between us and our equity method investees.

Market Making Transactions

        On December 15, 2010, AMCE sold $600,000,000 in aggregate principal amount of its Notes due 2020. J.P. Morgan Securities LLC, an affiliate of J.P. Morgan Partners, LLC, which prior to the Merger owned approximately 20.8% of Parent, and Credit Suisse Securities (USA) LLC, whose affiliates prior to the Merger owned approximately 1.62% of Parent, were initial purchasers of the Notes due 2020. As of the Merger, the Company is not a related party to J.P. Morgan Partners, LLC and Credit Suisse Securities (USA) LLC.

        On June 9, 2009, AMCE sold $600,000,000 in aggregate principal amount of its Notes due 2019. J.P. Morgan Securities LLC, an affiliate of J.P. Morgan Partners, LLC, which prior to the Merger owned approximately 20.8% of Parent, and Credit Suisse Securities (USA) LLC, whose affiliates prior to the Merger owned approximately 1.62% of Parent, were initial purchasers of the Notes due 2020. As of the Merger, the Company is not a related party to J.P. Morgan Partners, LLC and Credit Suisse Securities (USA) LLC.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

        (a)   Evaluation of disclosure controls and procedures.

        The Company maintains a set of disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Transition Report on Form 10-K and have determined that such disclosure controls and procedures were effective.

        (b)   Management's transition report on internal control over financial reporting.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 12a-15(f) of the Exchange Act. With management's participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2012, based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

        (c)   Changes in internal control over financial reporting.

        The Company implemented a new general ledger system during the thirteen weeks ended September 27, 2012 from Oracle 11i to Oracle R12. This implementation included introducing cash management, property manager and human resources sub ledgers. The Company evaluated the design of the internal control over financial reporting prior to implementation and tested these controls during the quarter ended December 31, 2012. There were no other changes in the Company's internal controls over financial reporting during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

        Our business and affairs are managed by our board of directors, currently consisting of five members. Gerardo I. Lopez, our Chief Executive Officer, is a director of Parent. Lin Zhang is our Chairman of the Board and a non-employee director.

        The following table sets forth certain information regarding our directors, executive officers and key employees as of February 17, 2013:

Name	Age	Position(s) Held
Lin Zhang	40	Chairman of the Board, Director (Parent and AMCE)
Gerardo I. Lopez	53	Chief Executive Officer, President and Director (Parent, AMCE and American Multi-Cinema, Inc.)
Anthony J. Saich	59	Director (Parent and AMCE)
Chaohui Liu	40	Director (Parent and AMCE)
Ning Ye	39	Director (Parent and AMCE)
Craig R. Ramsey	61	Executive Vice President and Chief Financial Officer (Parent, AMCE and American Multi-Cinema, Inc.); Director (American Multi-Cinema, Inc.)
Elizabeth Frank	43	Executive Vice President, Chief Content & Programming Officer (Parent, AMCE and American Multi-Cinema, Inc.)
John D. McDonald	55	Executive Vice President, U.S. Operations (Parent, AMCE and American Multi-Cinema, Inc.); Director (American Multi-Cinema, Inc.)
Mark A. McDonald	54	Executive Vice President, Global Development (Parent, AMCE and American Multi-Cinema, Inc.)
Stephen A. Colanero	46	Executive Vice President and Chief Marketing Officer (Parent, AMCE and American Multi-Cinema, Inc.)
Robert J. Lenihan	58	President, Programming (Parent, AMCE and American Multi-Cinema, Inc.)
Kevin M. Connor	50	Senior Vice President, General Counsel and Secretary (Parent, AMCE and American Multi-Cinema, Inc.)
Michael W. Zwonitzer	48	Senior Vice President Finance (Parent, AMCE and American Multi-Cinema, Inc.)
Chris A. Cox	47	Senior Vice President and Chief Accounting Officer (Parent, AMCE and American Multi-Cinema, Inc.)
Terry W. Crawford	55	Senior Vice President and Treasurer (Parent, AMCE and American Multi-Cinema, Inc.)
George Patterson	59	Senior Vice President, Food and Beverage (American Multi-Cinema, Inc.)
Christina Sternberg	41	Senior Vice President, Corporate Strategy (AMCE)
Xin He	39	Deputy Chief Financial Officer (Parent and AMCE)

        All our current executive officers hold their offices at the pleasure of our board of directors, subject to rights under their respective employment agreements in some cases. There are no family relationships between or among any directors and executive officers, except that Messrs. John D. McDonald and Mark A. McDonald are brothers.

        Mr. Lin Zhang has served as Chairman and a Director of Parent and AMCE since Wanda acquired Parent in August 2012. Mr. Zhang also serves as a board member of Wanda, and Executive President of Beijing Wanda Culture Industry Group with $5 billion in assets. Since March 2000, Mr. Zhang had been assigned in the positions of General Manager of Nanjing Wanda Project Company, General Manager of Shenyang Wanda Project Company, General Manager of Chengdu Wanda Project Company, Financial Director of Wanda, consecutively. Prior to joining Wanda, Mr. Zhang served as Vice President of Dalian Tax Exempt-zone Accounting Firm and Vice President of Dalian North Tax Agency. Mr. Zhang has over 15 years of experience in financial management and operation management of large companies, especially in corporate strategy and investment. Mr. Zhang received a MBA from Beijing University and a bachelor degree in Accounting from Northeast University of Economics. Mr. Zhang is a non-practicing member of the Chinese Institute of Certified Public Accountant, ("CICPA"), and non-practicing member of the Chinese Charted Tax Agent Association, ("CCTAA").

        Mr. Gerardo I. Lopez has served as Chief Executive Officer, President and a Director of Parent and AMCE since March 2009. Prior to joining the Company, Mr. Lopez served as Executive Vice President of Starbucks Coffee Company and President of its Global Consumer Products, Seattle's Best Coffee and Foodservice divisions from September 2004 to March 2009. Prior thereto, Mr. Lopez served as President of the Handleman Entertainment Resources division of Handleman Company from November 2001 to September 2004. Mr. Lopez also serves on the boards of directors of Recreational Equipment, Inc., NCM and Open Road Films. Mr. Lopez holds a B.S. degree in Marketing from George Washington University and a M.B.A. in Finance from Harvard Business School. Mr. Lopez has over 28 years of experience in marketing, sales and operations and management in public and private companies. His prior experience includes management of multi-billion-dollar operations and groups of over 2,500 associates.

        Mr. Anthony J. Saich has served as a Director of Parent and AMCE since December 2012. Mr. Saich currently serves as the Director of the Ash Center for Democratic Governance and Innovation and Daewoo Professor of International Affairs at Harvard University. In his capacity as Ash Center Director, Mr. Saich also serves as the director of the Rajawali Foundation Institute for Asia and the faculty chair of the China Public Policy Program, the Asia Energy Leaders Program and the Leadership Transformation in Indonesia Program. Mr. Saich also serves on the board of the China Medical Board, and International Bridges to Justice and is also the US Secretary-General of the China United States Strategic Philanthropy. Mr. Saich sits on the executive committees of the John King Fairbank Center for Chinese Studies and the Asia Center, both at Harvard University, and serves as the Harvard representative of the Kennedy Memorial Trust. Mr. Saich previously served as the representative for the Ford Foundations China Office from 1994 to 1999. Prior to this, he was director of the Sinological Institute at Leiden University in the Netherlands. Mr. Saich holds a bachelors degree in politics and geography from the University of Newcastle, UK, a masters degree in politics with special reference to China from the School of Oriental and African Studies, London University, and has a Ph.D. from the Faculty of Letters, University of Leiden, the Netherlands. Mr. Saich has over 25 years of experience in international affairs.

        Mr. Chaohui Liu has served as a Director of Parent and AMCE since Wanda acquired Parent in August 2012. Mr. Liu also serves as General Manager of Investment & Securities department of Wanda and Assistant President, and sits on the board of Wanda Cinema Company since 2006. Since October 2002, Mr. Liu had been assigned in the positions of Financial Manager of Dalian Wanda Commercial Real Estate Co., Financial Director and, General Manager of Investment Department of Wanda, consecutively. Prior to joining Wanda, Mr. Liu worked at China Construction Bank, Xiamen Branch, from 1996-2001. Mr. Liu has over 10 years of experience in financial analysis and investment in public and private companies and led the due diligence and transition of Wanda's acquisition of AMC, and he provides our board with insight into strategic and financial matters of interest to AMC's management and shareholders. Mr. Liu holds a PhD degree in management from Xiamen University. He is also a non-practicing member of Chinese Institute of Certified Public Accountants.

        Mr. Ning Ye has served as a Director of Parent and AMCE since Wanda acquired Parent in August 2012. Mr. Ye also serves as General Manager of Wanda Cinemas Company. Since he joined Wanda in 2001, Mr. Ye had been assigned in the positions of General Manager of the Development Department in Dalian Wanda Business Development Company Ltd. and General Manager of the Development Department of Wanda Commercial Real Estate Company, consecutively. Prior to that, Mr. Ye served at Shenzhen Nanyou Real Estate Company since 1998. Mr. Ye has extensive experience with corporate operation and management, market insights and industry judgment, and has led Wanda Cinema Company to become the No. 1 movie exhibitor in China. Mr. Ye obtained a MBA degree from Chongqing University of Architecture and he is also a Registered Cost Engineer.

        Mr. Craig R. Ramsey has served as Executive Vice President and Chief Financial Officer of Parent since June 2007. Mr. Ramsey has served as Executive Vice President and Chief Financial Officer of AMCE and American Multi- Cinema, Inc. since April 2003. Previously, Mr. Ramsey served as Executive Vice President, Chief Financial Officer and Secretary of AMCE and American Multi-Cinema, Inc. since April 2002. Mr. Ramsey served as Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer, of AMCE and American Multi-Cinema, Inc. from August 1998 until May 2002. Mr. Ramsey has served as a Director of American Multi-Cinema, Inc. since September 1999. Mr. Ramsey was elected Chief Accounting Officer of AMCE and American Multi-Cinema, Inc. in February 2000. Mr. Ramsey served as Vice President, Finance from January 1997 to October 1999 and prior thereto, Mr. Ramsey served as Director of Information Systems and Director of Financial Reporting since joining American Multi-Cinema, Inc. in February 1995. Mr. Ramsey serves on the board of directors for Open Road Films and Digital Cinema Implementation Partners. Mr. Ramsey holds a B.S. degree in Accounting and Business Administration from the University of Kansas.

        Ms. Elizabeth Frank has served as Executive Vice President, Chief Content & Programming Officer for AMCE since July 2012. Between August 2010 and July 2012, Ms. Frank served as Senior Vice President, Strategy and Strategic Partnerships. Prior to joining AMCE, Ms. Frank served as Senior Vice President of Global Programs for AmeriCares. Prior to AmeriCares, Ms. Frank served as Vice President of Corporate Strategic Planning for Time Warner Inc. Prior to Time Warner Inc., Ms. Frank was a partner at McKinsey & Company for nine years. Ms. Frank serves on the board of directors of Open Roads Releasing, LLC. Ms. Frank holds a Bachelor of Business Administration degree from Lehigh University and a Masters of Business Administration from Harvard University.

        Mr. John D. McDonald has served as Executive Vice President, U.S. Operations of Parent and AMCE since July 2009. Mr. McDonald has served as Director of American Multi-Cinema, Inc. since November 2007 and has served as Executive Vice President, U.S. Operations of American Multi-Cinema, Inc. since July 2009. Prior to July 2009, Mr. McDonald served as Executive Vice President, U.S. and Canada Operations of American Multi-Cinema, Inc. effective October 1998. Mr. McDonald served as Senior Vice President, Corporate Operations from November 1995 to October 1998. Mr. McDonald is a member of the National Association of Theatre Owners Advisory board of directors, Chairman of the Technology Committee for the National Association of Theatre Owners, and member of the board of directors for DCIP. Mr. McDonald has successfully managed the integration for the Gulf States, General Cinema, Loews, and Kerasotes mergers and acquisitions. Mr. McDonald attended California State Polytechnic University where he studied economics and history.

        Mr. Mark A. McDonald has served as Executive Vice President, Global Development since July 2009 of Parent and AMCE. Prior thereto, Mr. McDonald served as Executive Vice President, International Operations of Parent, Holdings and AMCE from October 2008 to July 2009. Mr. McDonald has served as Executive Vice President, International Operations of American Multi- Cinema, Inc., and AMC Entertainment International, Inc. ("AMCEI"), a former subsidiary of American Multi-Cinema, Inc., since March 2007 and December 1998, respectively. Prior thereto, Mr. McDonald served as Senior Vice President, Asia Operations from November 1995 until his appointment as Executive Vice President, International Operations and Film in December 1998. Mr. McDonald served on the board of directors of AMCEI from March 2007 to May 2010. Mr. McDonald holds a B.A. degree from the University of Southern California and a M.B.A. from the Anderson School at University of California Los Angeles.

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

        Mr. Robert J. Lenihan has served as President, Programming, of Parent and AMCE since April 2009. Prior to joining AMC, Mr. Lenihan served as Executive Vice President for Loews Cineplex Entertainment Corp from August 1998 to February 2002. Mr. Lenihan was appointed Senior Vice President and Head Film Buyer at Mann Theatres in 1985 and served in that capacity at Act III Theatres, Century Theatres, Sundance Cinemas and at Village Roadshow. Mr. Lenihan holds a B.S. degree from Rowan University.

        Mr. Kevin M. Connor has served as Senior Vice President, General Counsel and Secretary of Parent since June 2007. Mr. Connor has served as Senior Vice President, General Counsel and Secretary of AMCE and American Multi- Cinema, Inc. since April 2003. Prior to April 2003, Mr. Connor served as Senior Vice President, Legal of AMCE and American Multi-Cinema, Inc. beginning November 2002. Prior thereto, Mr. Connor was in private practice in Kansas City, Missouri as a partner with the firm Seigfreid, Bingham, Levy, Selzer and Gee from October 1995. Mr. Connor holds a Bachelor of Arts degree in English and History from Vanderbilt University, a Juris Doctorate degree from the University of Kansas School of Law and a LLM in Taxation from the University of Missouri—Kansas City.

        Mr. Michael W. Zwonitzer has served as Senior Vice President, Finance of Parent and AMCE since July 2009. Prior thereto, Mr. Zwonitzer served as Vice President, Finance of Parent and Holdings since June 2007 and December 2004, respectively. Mr. Zwonitzer has served as Vice President, Finance of AMCE and American Multi-Cinema, Inc. since September 2004 and prior thereto, Mr. Zwonitzer served as Director of Finance from December 2002 to September 2004 and Manager of Financial Analysis from November 2000 to December 2002. Mr. Zwonitzer joined AMC in June 1998. Mr. Zwonitzer holds a B.S. degree in Accounting from the University of Missouri as well as an MBA from the Kellogg School of Management at Northwestern University.

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

        Ms. Christina Sternberg has served as Senior Vice President, Corporate Strategy of Parent, AMCE and AMC since August 2012. Previously, Ms. Sternberg served as Senior Vice President, Design, Construction and Development of Parent, AMCE and AMC from December 2009 to August 2012. Ms. Sternberg served as Senior Vice President, Domestic Development of Parent and AMCE from December 2009 to August 2012 and AMC from July 2009 to August 2012. Ms. Sternberg served as Senior Vice President, Design, Construction and Facilities of AMC from April 2009 to July 2009. Ms. Sternberg served as Vice President, Design, Construction and Facilities of AMC from April 2005 to April 2009. Ms. Sternberg began her career at AMC in 1998 as a controller. Ms. Sternberg is a member of the International Council of Shopping Centers and the Urban Land Institute. Ms. Sternberg holds a B.S. from the University of California-Davis and an MBA from the Kellogg School of Management at Northwestern University. Ms. Sternberg is a member of the National Association of Theatre Owners.

        Mr. Xin He has served as Deputy Chief Financial Officer of Parent and AMCE since Wanda acquired Parent in August 2012. Mr. He also serves as Deputy General Manager of the financial department of Wanda since May 2012. Prior to joining Wanda, Mr. He served as Financial Controller of Xinyuan Real Estate Co., a NYSE company from December 2010 to May 2012 and as CFO for China Transportation International Holdings from September 2009 to November 2010. Prior thereto, Mr. He was an auditor at Ernst & Young, New York from August 2008 to August 2009 and financial manager of Chinatex Corporation from 1997 to 2008 and accounting manager of China Aeronautic Architecture Company from 1993 to 1997. Mr. He received both a Bachelor and Master degree in Taxation from the Central University of Finance and Economics and a M.S. in Accounting from Seton Hall University, New Jersey. Mr. He is a member of the AICPA, CICPA, and CCTAA.

Audit Committee

        The Board of Directors is satisfied that the members of our audit committee have sufficient expertise and business and financial experience necessary to perform the duties as the Company's audit committee effectively. As such, no one member of our audit committee has been named by our Board of Directors as an "audit committee financial expert" as that term is defined in Item 407(d)(5) of Regulation S-K.

Audit Committee of the Board of Directors

Lin Zhang (Chairman)
Chaohui Liu
Anthony J. Saich

Code of Business Conduct and Ethics

        We have a Code of Business Conduct and Ethics that applies to all of our associates, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. These standards are designed to deter wrongdoing and to promote honest and ethical conduct. The Code of Business Conduct and Ethics, which address the subject areas covered by the SEC's rules, may be obtained free of charge through our website: www.amctheatres.com under "Corporate Info" / "Investor Relations—Corporate Governance." Any substantive amendment to, or waiver from, any provision of the Code of Business Conduct and Ethics with respect to any senior executive or financial officer shall be posted on this website. The information contained on our website is not part of this Transition Report on Form 10-K.

Item 11.    Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

        This section discusses the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer and our three other most highly compensated executive officers. These individuals are referred to as the "Named Executive Officers."

        Our executive compensation programs are determined and approved by our Compensation Committee. None of the Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee does consider the recommendations of our Chief Executive Officer in setting compensation levels and bonuses for our executive officers other than the Chief Executive Officer.

        On November 15, 2012, the Company announced it had changed its fiscal year to a calendar year so that the calendar year shall begin on January 1st and end on December 31st of each year. Prior to the change, the Company had a 52/53 week fiscal year ending on the Thursday closest to the last day of March. All references to "fiscal year", unless otherwise noted, refer to the fifty-two week fiscal year, which ended on the Thursday closest to the last day of March. This Compensation Discussion and Analysis covers the transition period of March 30, 2012 through December 31, 2012 ("Transition Period").

Executive Compensation Program Objectives and Overview

        The goals of the Compensation Committee with respect to executive compensation are to attract, retain, motivate and reward talented executives, to tie annual and long-term compensation incentives to the achievement of specified performance objectives, and to achieve long-term creation of value for our stockholders by aligning the interests of these executives with those of our stockholders. To achieve these goals, we endeavor to maintain compensation plans that are intended to tie a substantial portion of executives' overall compensation to key strategic, operational and financial goals such as achievement of budgeted levels of net income and other non-financial goals that the Compensation Committee deems important. From time to time, the Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels they believe, based on industry comparables and their general business and industry knowledge and experience, are comparable with executives in other companies of similar size and stage of development operating in the theatrical exhibition industry and similar retail type businesses, while taking into account our relative performance and our own strategic goals.

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

        The Compensation Committee believes, based on general business and industry experience and knowledge of its members, that the use of the combination of base salary, annual performance bonuses, and long-term incentives offers the best approach to achieving our compensation goals, including attracting and retaining talented and capable executives and motivating our executives and other officers to expend maximum effort to improve the business results, earnings and overall value of our business.

Base Salaries

        Base salaries for our Named Executive Officers are established based on the scope of their responsibilities, taking into account competitive market compensation for similar positions, as well as seniority of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by the Compensation Committee. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy, but we do not make any determinations or changes in compensation in reaction to market data alone. The Compensation Committee's goal is to provide total compensation packages that are competitive with prevailing practices in our industry and in the geographic markets in which we conduct business. However, the Compensation Committee retains flexibility within the compensation program to respond to and adjust for specific circumstances and our evolving business environment. Periodically, the Company obtains information regarding the salaries of employees at comparable companies, including approximately 150 multi-unit businesses in the retail, entertainment and food service industries. Base salaries for our Named Executive Officers are reviewed from time to time by the Compensation Committee and may be increased pursuant to such review and/or in accordance with guidelines contained in the various employment agreements in order to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Base salaries for our Named Executive Officers increased between 3.0% and 4.93% from March 29, 2012 to December 31, 2012, and one Named Executive Officer received a 44.2% increase due to a promotion.

Annual Performance Bonus

        The Compensation Committee has the authority to award annual performance bonuses to our Named Executive Officers. Under the current employment agreements, each Named Executive Officer is eligible for an annual bonus based on our annual incentive compensation program ("AIP"), as it may exist from time to time. We believe that annual bonuses based on performance serve to align the interests of management and stockholders, and our annual bonus program is primarily designed to reward increases in net income (as described below). Individual bonuses are performance based and, as such, can be highly variable from year to year. The annual incentive bonuses for our Named Executive Officers are determined by our Compensation Committee and, except with respect to his own bonus, our Chief Executive Officer, based on our annual incentive compensation program as it may exist from time to time. For the Transition Period, the annual incentive compensation program was based on a company component and an individual component. The company component was based on attainment of a net income target of at least $1,000,000 during the twelve months ended December 31, 2012. The plan guideline was that no company performance component of the bonus would be paid below attainment of 100% of targeted net income and that upon attainment of 100% of targeted net income, each Named Executive Officer would receive 100% of his/her assigned bonus target. For each $1,000,000 of additional net income generated in the calendar year (amounts in excess of $1,000,000 of net income but not exceeding $21,000,000 of net income), 5% of additional AIP payout would be awarded up to a maximum award of 200% of the target payout. The individual component of the bonus does not have a net income threshold but is based on achievement of key performance measures and overall performance and contribution to our strategic and financial goals. Under the annual incentive compensation program, our Compensation Committee and, except with respect to his/her own bonus, Chief Executive Officer, retain certain discretion to decrease or increase bonuses relative to the guidelines based on qualitative or other subjective factors deemed relevant by the Compensation Committee.

        The following table summarizes the company component upon attainment of 100% of targeted net income and the individual component of the annual performance bonus plan at the target level for calendar 2012:

	Company Component at 100% Target	Individual Component
Gerardo I. Lopez	$434,600	$108,650
Craig R. Ramsey	231,400	57,850
Elizabeth Frank	162,000	108,000
John D. McDonald	226,200	56,550
Mark A. McDonald	117,000	78,000

        Our annual bonuses have historically been paid in cash and traditionally have been paid in a single installment in the first quarter following the completion of a given year following issuance of our annual audit report. Pursuant to current employment agreements, each Named Executive officer is eligible for an annual bonus pursuant to the annual incentive plan in place at the time. The Compensation Committee has discretion to increase the annual bonus paid to our Named Executive Officers using its judgment if the Company exceeds certain financial goals, or to reward for achievement of individual annual performance objectives. Our Compensation Committee and the Board of Directors have approved bonus amounts to be paid in calendar 2013 for the performance during calendar 2012. The Company obtained a net income of over 200% of target for calendar 2012, which is equivalent to a 200% payout of the assigned bonus target. The individual component of the bonus, which was subject to the approval by the Compensation Committee and the Board of Directors, was determined following a review of each Named Executive Officer's individual performance and contribution to our strategic and financial goals. The individual performance review has been conducted during the first quarter of calendar 2013 and the individual component bonuses were finalized and approved by the Compensation Committee and the Board of Directors.

Special Incentive Bonuses

        Pursuant to his employment agreement, Mr. Gerardo Lopez is entitled to a one-time Special Incentive Bonus of $2,000,000 that vests at the rate of $400,000 per year over five years, effective March 2009, provided that he remains employed on each vesting date. The first three installments of the Special Incentive Bonus were paid in March 2012 and the fourth and fifth installments are payable upon vesting. The remaining unpaid Special Incentive Bonus of $800,000 shall immediately vest in full upon Mr. Lopez's involuntary termination within twelve months after a change of control, as defined in his employment agreement.

        Pursuant to the Merger agreement, the Named Executive Officers received a one-time special incentive bonus ("Management Bonus") which was paid in cash at the closing of the Merger. The Management Bonus provided to each Named Executive Officer is reported in the Bonus column of the "Summary Compensation Table" below.

Long Term Incentive Equity Awards

        The Company has no stock-based compensation arrangements of its own, but prior to the Merger, Parent had approved an amended and restated 2004 Stock Option Plan ("2004 Stock Option Plan") and a 2010 Equity Incentive Plan ("2010 Equity Incentive Plan"). On July 23, 2010, the Board of Directors determined that the Company would no longer grant any additional awards of shares of common stock of the Company under the 2004 Stock Option Plan. The 2004 Stock Option Plan provided for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code) and non-qualified stock options to acquire Parent common stock. Options granted under the plan were to vest in equal installments over three to five years from the grant date, subject to the optionee's continued service with Parent or one of its subsidiaries. As a result of the Merger and change of control on August 30, 2012, Holders of such vested and unvested options received payments for each option equal to the difference (if any) between the $489 per share consideration received in the Merger and the exercise price of their options. Amounts received are reflected in the "Option Exercises and Stock Vested—Transition Period" table below.

        Prior to the Merger, the 2010 Equity Incentive Plan provided for grants of non-qualified stock options, restricted stock awards, other stock-based awards and performance-based compensation awards. During fiscal 2011, the Compensation Committee approved grants of stock options, restricted stock (time vesting), and restricted stock (performance vesting) to the Named Executive Officers, which generally had the following features:

  •
  Non-Qualified Stock Option Award Agreement:  Twenty-five percent of the options were to vest on each of the first four anniversaries of the date of grant. The stock options had a ten year term from the date of grant. The vested and unvested stock options were cancelled immediately prior to the closing of the Merger with Wanda on August 30, 2012. Holders of such options received payments for each option equal to the difference (if any) between the $489 per share consideration received in the Merger and the exercise price of their options. Amounts received for these options in connection with the Merger are reflected in the "Option Exercises and Stock Vested—Transition Period" table below. The grant date fair value for the options granted in fiscal 2011 was included in the Summary Compensation Table in fiscal 2011.

  •
  Restricted Stock Award Agreement (Time Vesting):  The restricted shares were to vest on the fourth anniversary of the date of grant. The restricted stock (time vesting) awards were cancelled immediately prior to the closing of the Merger with Wanda. Holders of such restricted stock (time vesting) received payments for each restricted share equal to the $489 per share consideration received in the Merger. Amounts received for these restricted shares are reflected in the "Option Exercises and Stock Vested—Transition Period" table below. The grant date fair value for the restricted stock (time vesting) awards granted in fiscal 2011 was included in the Summary Compensation Table in fiscal 2011.

  •
  Restricted Stock Award Agreement (Performance Vesting):  The award agreements for the restricted shares (performance vesting) generally provided that 25% of the restricted shares awarded would become vested in each year over a four-year period upon the Company meeting certain pre-established annual performance targets. Because each annual performance target was set at the start of each respective single-fiscal year performance period, only twenty-five percent of the total restricted shares (performance vesting) awarded are deemed granted each year over the four-year period in accordance with Accounting Standards Codification 718-10-55-95. Grants of

    the restricted stock (performance vesting) made in fiscal 2012 and fiscal 2011 did not vest as the Company did not meet the adjusted EBITDA target established by the Compensation Committee.

    The fiscal 2013 and fiscal 2014 restricted stock (performance vesting) had not been granted per ASC 718-10-55-95 as the Compensation Committee did not approve the performance target for the restricted stock due to the Merger with Wanda. The unvested restricted stock (performance vesting) awards for fiscal 2013 and fiscal 2014 were cancelled immediately prior to the closing of the Merger. Holders of unvested restricted stock awards (performance vesting) received payments for each restricted share equal to the $489 per share consideration received in the Merger. The fair value of the settlement for each of the fiscal 2013 and fiscal 2014 shares were included in the Summary Compensation Table during the current Transition Period. The grant date fair value for the first year's performance period, fiscal 2011, and the second year's performance period, fiscal 2012, was included in the Summary Compensation Table during fiscal 2011 and fiscal 2012, respectively.

        Payment and Release of Escrowed Funds.    In connection with the closing of the Merger and as defined in the Merger Agreement, $35,000,000 of consideration otherwise payable to equity holders was deposited in an Indemnity Escrow Fund and $2,000,000 otherwise payable to equity holders was deposited in an account designated by the Stockholder Representative. On or following the Indemnity Escrow Termination Date and the release of all amounts remaining in the Indemnity Escrow Fund and the release of any portion of the Stockholder Representative Reserve the Named Executive Officers would receive a maximum settlement in the future year as follows:

	2004 Stock Option Plan(1)	2004 Stock Option Plan(1)	Restricted Stock (Time Vesting)(1)	Restricted Stock (Performance Vesting)(2)
Gerry Lopez	$269,635	$179,757	$29,471	$14,749
Craig Ramsey	106,536	—	17,689	8,844
Elizabeth Frank	—	—	5,906	2,938
John McDonald	53,268	—	17,689	8,844
Mark McDonald	53,268	—	5,906	2,938

(1)
The value of the shares shown in these columns were included in the "Stock Awards" and "Option Awards" column of the Summary Compensation Table in prior years based on grant date fair values.

(2)
The amount in this column represents the maximum amount that will be included in the "All Other Compensation" column of the Summary Compensation Table in the year the Named Executive Officer receives payment.

Management Profit Sharing Plan

        Pursuant to the Merger agreement, Wanda and Parent entered into a management profit sharing plan, ("MPSP"). The long term incentive plan awards are payable in cash (or such other form as may be determined by the Board of Directors with the consent of designated participant representatives) on an annual basis and are subject to the Company achieving a predetermined adjusted net income target (as defined in the plan) for each plan year ending on December 31, 2012, 2013, 2014, and 2015. Wanda and Parent agreed to increase or decrease the calculation of net income, as described in the plan, for certain predefined exclusions and transactions ("adjusted net income"). (As described in the plan, adjusted net income is calculated by adjusting net income for any increases or decreases resulting from any capital contributions, interest reductions, disposition of certain equity method investments or strategic assets, push down accounting adjustments directly related to the Merger, MPSP bonuses, and increased by 20% of dividends paid by the Company.) The MPSP was based on attainment of an adjusted net income target of $10,000,000 during the twelve months ended December 31, 2012. The plan guideline provides that no MPSP incentive bonus would be paid below attainment of 100% of targeted adjusted net income (unless it qualifies as a Catch-Up Payment as described below) and that upon attainment of 100% of targeted adjusted net income target, each Named Executive Officer would receive 100% of his/her assigned bonus target. If the adjusted net income is equal to or exceeds 100% of targeted adjusted net income, the Company will pay 10% of the adjusted net income and each Named Executive Officer will receive a pro rata amount of the total award based on the proportion of his/her targeted bonus amount to the aggregate of the targeted bonus amounts for all participants. The MPSP bonus for each plan year shall be unlimited.

        The following table shows the potential lump-sum cash MPSP bonus for each Named Executive Officer assuming attainment of 100% of the targeted adjusted net income for the plan year ended December 31, 2012:

MPSP Incentive Bonus at 100% Target
Gerardo I. Lopez	$204,128
Craig R. Ramsey	79,156
Elizabeth Frank	79,156
John D. McDonald	79,156
Mark A. McDonald	79,156

        If the Company fails to achieve the applicable adjusted net income target for one or more plan years, each Named Executive Officer shall be eligible to receive a Catch-Up Payment. A Catch-Up Payment shall be paid in addition to the MPSP bonus for such plan years when the Company obtains an adjusted net income in excess of 100% of target and the surplus is applied to a plan year(s) for which the adjusted net income target was less than 100%, in order to obtain an adjusted net income target of 100% for that prior plan year. Also, in order to be eligible to receive a MPSP bonus or a Catch-Up Payment, a Named Executive Officer must remain employed by the Company through the first business day following the end of the plan year to which the MPSP bonus relates or through the first business day following the end of the plan year in which the Catch-Up Payment is earned, as applicable.

        If the Company achieves at least 80% of the adjusted net income target for each of the 5 plan years and the total amount of the MPSP bonuses and Catch-Up payments paid for such plan years are less than $50,000,000 for all participants per the plan, then each participant or Named Executive Officer who has been continuously employed by the Company from the Merger date at August 30, 2012 through the first business day of calendar 2016 shall be entitled to receive an additional incentive bonus award equal to his/her pro rata share for the difference between the $50,000,000 for all participants less the total for all MPSP bonuses and Catch-up payments made.

        The Chief Executive Officer can make proposals on who is eligible to participate in the management profit sharing plan and the participant's pro rata allocation or assigned bonus target, subject to the recommendation of the Compensation Committee and the approval by the Board of Directors. The management profit sharing plan is administered by the Board of Directors and any action of the Board of Directors shall be final and binding. The Compensation Committee believes the long-term incentive bonus awards allow the Company to attract, retain and provide incentives to a talented management team, which together with the Company stock actually owned by its executives, appropriately links the long-term interests of executives and stockholders. For the plan year ended December 31, 2012, the Company obtained an adjusted net income of $25,529,000. The Compensation Committee approved the MPSP bonus of 10% for the Transition Period and each Named Executive Officer received a pro rata amount of the total award based on the proportion of his/her targeted bonus amount to the aggregate of the targeted bonus amounts for all participants.

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

Non-Qualified Deferred Compensation Program

        Named Executive Officers are permitted to elect to defer base salaries and their annual bonuses and MPSP under the AMC Non-Qualified Deferred Compensation Plan. Amounts deferred under the plans are credited with an investment return determined as if the participant's account were invested in one or more investment funds made available by the Committee and selected by the participant. The Company may, but need not, credit the deferred compensation account of any participant with a discretionary or profit sharing credit as determined by the Company. We believe that providing the Named Executive Officers with deferred compensation opportunities is a cost-effective way to permit officers to receive the tax benefits associated with delaying the income tax event on the compensation deferred, even though the related deduction for the Companies is also deferred.

        The "Non-Qualified Deferred Compensation" table and related narrative section "Non-Qualified Deferred Compensation Plan" below describe the non-qualified deferred compensation plan and the benefits thereunder.

Severance and Other Benefits Upon Termination of Employment

        We believe that severance protections, particularly in the context of a change of control transaction, can play a valuable role in attracting and retaining key executive officers. Accordingly, we provide such protections for each of the Named Executive Officers and for other of our senior officers in their respective employment agreements. The Compensation Committee evaluates the level of severance benefits provided to Named Executive Officers on a case-by-case basis. We consider these severance protections consistent with competitive practices.

        As described in more detail below under "Potential Payments Upon Termination or Change of Control" pursuant to their employment agreements, each of the Named Executive Officers would be entitled to severance benefits in the event of termination of employment by AMCE without cause and certain Named Executive Officers would be entitled to severance benefits due to death or disability. In the case of Mr. Lopez, resignation for good reason would also entitle the employee to severance benefits. We have determined that it is appropriate to provide these executives with severance benefits under these circumstances in light of their positions with AMCE and as part of their overall compensation package.

        We believe that the occurrence, or potential occurrence, of a change of control transaction will create uncertainty regarding the continued employment of our executive officers. This uncertainty results from the fact that many change of control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage certain of our executive officers to remain employed with us during an important time when their prospects for continued employment following the transaction are often uncertain, we provide the executives with severance benefits if they terminate their employment within a certain number of days following specified changes in their compensation, responsibilities or benefits following a change of control. The severance benefits for these executives are generally determined as if they continued to remain employed by us for two years following their actual termination date.

All Other Compensation

        The other compensation provided to each Named Executive Officer is reported in the All Other Compensation column of the "Summary Compensation Table" below, and is further described in footnote (9) to that table. All other compensation during the period March 30, 2012 through December 31, 2012 consists of Company matching contributions under our 401(k) savings plan, which is a qualified defined contribution plan, life insurance premiums, amusement park passes, and amounts received upon cancellation of unvested restricted stock (performance vesting) awards in connection with the Merger. All other compensation is benchmarked and reviewed, revised and approved by the Compensation Committee every year.

Policy with Respect to Section 162(m)

        Section 162(m) of the Internal Revenue Code generally disallows publicly held companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officers and the four other most highly compensated executive officers unless certain performance and other requirements are met. Our intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our executive officers, and we believe that a substantial portion of our current executive compensation program satisfies the requirements for exemption from the $1,000,000 deduction limitation. However, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible. The Compensation Committee will continue to monitor the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our executive officers is reasonable, performance-based and consistent with the goals of AMCE and its stockholders.

Compensation Committee Report on Executive Compensation

        The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of three non-employee directors named at the end of this report. The Compensation Committee has reviewed and discussed with management the disclosures contained in the above Compensation Discussion and Analysis. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in our Transition Report on Form 10-K.

Compensation Committee of the Board of Directors
Chaohui Liu (Chairman)
Ning Ye
Anthony J. Saich

 Summary Compensation Table

        The following table presents information regarding compensation of our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers for services rendered during the Transition Period of March 30, 2012 through December 31, 2012. These individuals are referred to as "Named Executive Officers."

Name and Principal Position(1)	Year(2)	Salary ($)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(7)(8)	All Other Compensation ($)(9)	Total ($)
Gerardo I. Lopez	T2012	$567,150	$1,750,000	$—	$—	$1,520,698	$7,387	$257,793	$4,103,028
Chief Executive	FY2012	753,480	400,000	198,151	—	358,670	—	31,304	1,741,605
Officer, President and	FY2011	728,000	400,000	985,845	307,819	203,800	—	41,903	2,667,367
Director (Parent, AMCE and
American Multi-Cinema, Inc.)
Craig R. Ramsey	T2012	325,192	1,500,000	—	—	734,298	32,771	163,682	2,755,943
Executive Vice President	FY2012	428,505	—	118,815	—	203,335	61,184	17,177	829,016
and Chief Financial	FY2011	408,100	—	591,582	184,750	106,100	45,696	14,662	1,350,890
Officer (Parent, AMCE and
American Multi-Cinema, Inc.)
Elizabeth Frank	T2012	328,846	1,000,000	—	—	655,678	—	60,286	2,044,810
Executive Vice President and Chief Content and Programming Officer (Parent, AMCE and American Multi-Cinema, Inc.)
John D. McDonald	T2012	317,885	350,000	—	—	722,338	131,409	161,784	1,683,416
Executive Vice President	FY2012	422,384	—	118,815	—	186,690	147,751	15,156	890,796
U.S. Operations (Parent,	FY2011	408,100	—	591,582	184,750	66,313	85,763	14,536	1,351,044
AMCE and American Multi-Cinema, Inc.)
Mark A. McDonald	T2012	237,500	350,000	—	—	529,678	87,794	59,020	1,263,992
Executive Vice President, Global Development (Parent, AMCE and American Multi-Cinema, Inc.)

(1)
The principal positions shown are at December 31, 2012. Compensation amounts for Ms. Elizabeth Frank and Mr. Mark McDonald are only provided for years where they were a Named Executive Officer.

(2)
The Transition Period ("T2012") reflects the compensation earned from March 30, 2012 through December 31, 2012. FY2012 and FY2011 represents the time period of the fifty-two weeks ended March 29, 2012 and March 31, 2011, respectively.

(3)
The bonus activity in this column for T2012 reflects the one-time special incentive received by the Named Executive Officers for the Management Bonus. For fiscal 2012 and fiscal 2011, the bonus activity for Mr. Lopez reflects the vested portion of his Special Incentive Bonus.

(4)
As required by SEC Rules, amounts shown in the column, "Stock Awards," for fiscal 2012 and fiscal 2011 presents the aggregate grant date fair value of restricted stock awards granted in the fiscal year in accordance with accounting rules ASC 718, Compensation—Stock Compensation. The estimated fair value of the stock at the grant date was approximately $755 per share in fiscal 2012 and $752 per share in fiscal 2011 and was based upon a contemporaneous valuation reflecting market conditions. The valuation assumptions used for the restricted stock awards are provided in Note 10—Stockholder's Equity to the Company's Consolidated Financial Statements contained elsewhere in this Transition Report on Form 10-K. The restricted share (time vesting) grants, which were made in fiscal 2011, were to have vested on the fourth anniversary of the date of grant, subject to the Named Executive Officer's continued service with the Company. These awards were cancelled in connection with the Merger with Wanda and holders received payments for each restricted share (time vesting) and fiscal 2013 and fiscal 2014 restricted stock (performance vesting) equal to the per share consideration received in the Merger. Amounts received for these restricted shares are reflected in the "Option Exercises and Stock Vested—Transition Period" table below. Of the total restricted share (performance vesting) awards approved by the Compensation Committee, approximately twenty-five percent of the total awards were to have been granted each year over a four-year period in accordance with ASC 718-10-55-95. The restricted share (performance vesting) grants for fiscal 2012 and fiscal 2011 had a vesting term of approximately one year upon the Company meeting a pre-established annual adjusted EBITDA target of $340,000,000 and $387,800,000, respectively. The Named Executive Officers did not vest in the restricted share (performance vesting) grants for either fiscal 2012 or fiscal 2011 as the Company did not meet the adjusted EBITDA target established by the Compensation Committee.

(5)
As required by SEC Rules, amounts shown in the column, "Option Awards," presents the aggregate grant date fair value of option awards granted in the fiscal year in accordance with accounting rules ASC 718, Compensation—Stock Compensation. These amounts reflect the Company's cumulative accounting expense over the vesting period and do not correspond to the actual values that were to be realized by the

  Named Executive Officers. Options were to acquire shares of Parent common stock. The valuation assumptions used for the stock option awards are provided in Note 10—Stockholder's Equity to the Company's Consolidated Financial Statements contained elsewhere in this Transition Report on Form 10-K.

  In July 2010, the Named Executive Officers received a grant of non-qualified stock options under the 2010 Equity Incentive Plan. The options were to vest in four equal annual installments, subject to continued employment. The stock options were to expire after ten years from the date of the grant. The estimated grant date fair value of the options was $293.72 per share and was determined using the Black-Scholes option-pricing model. The option exercise price was $752 per share.

  No option awards granted to Named Executive Officers in the above table were forfeited in fiscal 2012 or fiscal 2011. All vested and unvested stock options were cancelled in connection with the Merger with Wanda and holders received payments for each option equal to the difference (if any) between the per share consideration received in the Merger and the exercise price of the options. Amounts received for these options in connection with the Merger are reflected in the "Option Exercises and Stock Vested—Transition Period" table below.

(6)
For the Transition Period, bonus amounts were approved for both the company component bonus and the individual component bonus of the annual incentive compensation plan. The Company attained a net income of over 200% of target, which is equivalent to a 200% payout of the assigned bonus target for the company component. The individual component bonus of the AIP was approved during the first quarter of calendar 2013 following a review of each Named Executive Officer's individual performance and contribution to the Company's strategic and financial goals. For the MPSP plan year ended December 31, 2012, the Company obtained an adjusted net income of $25,529,000. The Compensation Committee approved the MPSP bonus of 10% for the Transition Period and each Named Executive Officer received a pro rata amount of the total award based on the proportion of his/her targeted bonus amount to the aggregate of the targeted bonus amounts for all participants. The following table shows the Non-Equity Incentive Plan Compensation provided to the Named Executive Officers for T2012:

	AIP Company Component	AIP Individual Component	MPSP	Total Non-Equity Incentive Plan Compensation
Gerardo I. Lopez	$869,200	$130,380	$521,118	$1,520,698
Craig R. Ramsey	462,800	69,420	202,078	734,298
Elizabeth Frank	324,000	129.600	202,078	655,678
John D. McDonald	452,400	67,860	202,078	722,338
Mark A. McDonald	234,000	93,600	202,078	529,678

  For fiscal 2012, bonus amounts were approved for both the company component bonus and the individual component bonus of the AIP. The Company attained an adjusted EBITDA of 96% of target, which is equivalent to a 60% payout of the assigned bonus target for the company component. The individual component bonus of the annual incentive compensation plan was approved during the first quarter of fiscal 2013 following a review of each Named Executive Officer's individual performance and contribution to the Company's strategic and financial goals.

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

(7)
This column includes the aggregate increases and decreases in actuarial present value of each officer's accumulated benefit amounts:

		Defined Benefit Plan	Supplemental Executive Retirement Plan
Craig R. Ramsey	T2012	$21,581	$11,190
	FY2012	39,071	20,258
	FY2011	17,441	9,043
John D. McDonald	T2012	84,072	43,591
	FY2012	97,301	50,450
	FY2011	44,869	23,264
Mark A. McDonald	T2012	53,717	26,053
(8)
This column also includes the nonqualified deferred compensation above market earnings for the difference between market interest rates determined pursuant to SEC rules and the interest contingently credited by the Company on salary deferred by the Named Executive Officers. For the Transition Period, the above market earnings of 4.9% to 7.8% for Mr. John McDonald, Mr. Mark McDonald, and Mr. Gerardo Lopez were $3,746, $8,024, and $7,387, respectively. For fiscal 2012, the above market earnings of 4.1% for Mr. Craig Ramsey were $1,855. For fiscal 2011, above market earnings of 17.6% to 23.8% for Mr. Craig Ramsey and Mr. John McDonald were $19,212 and $17,630, respectively. Further discussion on the nonqualified deferred compensation for the Named Executive Officers can be found in the Compensation Discussion and Analysis—Nonqualified Deferred Compensation section.

(9)
All Other Compensation is comprised of Company matching contributions under our 401(k) savings plan which is a qualified defined contribution plan, life insurance premiums, amusement park passes, and amounts received upon cancellation of unvested restricted stock

  (performance vesting) awards in connection with the Merger. The following table summarizes "All Other Compensation" provided to the Named Executive Officers for the Transition Period:

	Company Matching Contributions to 401(k) Plan	Life Insurance Premiums	Amusement Park Pass	Inputed Earnings for Gift Card	Settlement of Restricted Stock (performance vesting)	Total
Gerardo I. Lopez	$—	$1,311	$—	$—	$256,482	$257,793
Craig R. Ramsey	6,124	3,762	—	5	153,791	163,682
Elizabeth Frank	6,640	545	2,000	—	51,101	60,286
John D. McDonald	5,542	2,451	—	—	153,791	161,784
Mark A. McDonald	6,731	1,188	—	—	51,101	59,020

  In connection with the change of control, this column also includes the fair value settlement of the fiscal 2013 and fiscal 2014 restricted stock (performance vesting) for T2012. The fiscal 2013 and fiscal 2014 restricted stock (performance vesting) had not been granted per ASC 718-10-55-95 as the Compensation Committee did not approved the performance target for the restricted stock (performance vesting) due to the Merger with Wanda. The unvested restricted stock (performance vesting) awards for fiscal 2013 and fiscal 2014 were cancelled immediately prior to the closing of the Merger. Holders of unvested restricted stock (performance vesting) awards received payments for each restricted share equal to the per share consideration received in the Merger.

Compensation of Named Executive Officers

        The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our Named Executive Officers during the Transition Period. The primary elements of each Named Executive Officer's total compensation reported in the table generally are base salary and annual bonus, although for the 2012 Transition Period the Management Bonus was a significant component of the Named Executive Officers' total compensation.

        The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each Named Executive Officer's base salary and annual bonus is provided below.

        The "Pension Benefits" table and related description of the material terms of our pension plans describe each Named Executive Officer's retirement benefits under the Companies' defined-benefit pension plans to provide context to the amounts listed in the Summary Compensation Table. The "Grant of Plan-based Awards" table and related footnotes provides material terms of the Company's annual incentive plan and MPSP plan. The discussion in the section "Potential Payments Upon Termination or Change of Control" explains the potential future payments that may become payable to our Named Executive Officers. The Management Bonus is discussed in "Current Executive Compensation Program Elements—Special Incentive Bonuses" under "Compensation Discussion and Analysis".

Description of Employment Agreements—Salary and Bonus Amounts

        We have entered into employment agreements with each of Mr. Gerardo Lopez, Mr. Craig Ramsey, Ms. Elizabeth Frank, Mr. John McDonald, and Mr. Mark McDonald. Provisions of these agreements relating to an outstanding incentive award and post-termination of employment benefits are discussed below.

        Gerardo I. Lopez.    On February 23, 2009, AMC Entertainment Inc. entered into an employment agreement with Gerardo I. Lopez to serve as its Chief Executive Officer. The term of the agreement is for three years, with automatic one-year extensions each year. The agreement provides that Mr. Lopez will receive an initial annualized base salary of $700,000. The Board of Directors or Compensation Committee, based on its review, has discretion to increase (but not reduce) the base salary each year. The agreement also provides for annual bonuses for Mr. Lopez determined by the Board or Compensation Committee based on performance objectives established with respect to that particular year. In addition, Mr. Lopez is receiving a one-time special incentive bonus that vests at the rate of $400,000 per year over five years, effective March 2009, provided he remains employed on each vesting date. The first three installments of the special incentive bonus were paid in March 2012 and the fourth and fifth installments are payable upon vesting. In making its determination with respect to salary and bonus levels, the Compensation Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. The agreement also provides that Mr. Lopez will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with related business expenses and travel. Change of control, severance arrangements and restrictive covenants in Mr. Lopez's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change of Control."

        Craig R. Ramsey.    On July 1, 2001, AMC and AMCE entered into an employment agreement with Craig R. Ramsey, who serves as the Executive Vice President and Chief Financial Officer of the Company and reports directly to AMCE's Chairman of the Board, President and Chief Executive Officer. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. Ramsey will receive an initial annualized base salary of $275,000. Subject to their review, the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee has discretion to increase the base salary each year. The agreement also provides for annual bonuses for Mr. Ramsey based on the applicable incentive compensation program of the Company and consistent with the determination of the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee. In making its determination with respect to salary and bonus levels, the Compensation Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. Ramsey will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with business travel and entertainment. Change of control and severance arrangements in Mr. Ramsey's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change of Control."

        Elizabeth Frank.    On August 18, 2010, AMC Entertainment Inc. entered into an employment agreement with Elizabeth Frank, who currently serves as the Executive Vice President and Chief Content and Programming Officer. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Ms. Frank will receive an initial annualized base salary of $300,000. Subject to their review, the Board or the Compensation Committee has discretion to increase (but not reduce) the base salary each year. The agreement also provides for annual bonuses for Ms. Frank and the target incentive for a particular fiscal year of the Company shall be determined by the Board of Directors or the Compensation Committee, in its sole discretion, based on performance objectives. The target incentive bonus for each fiscal year during the period of employment shall equal 60% of the base salary. In making its determination with respect to salary and bonus levels, the Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. In addition, the agreement provides that Ms. Frank will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with carrying out the Executive's duties for the Company. Severance arrangements in Ms. Frank's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change of Control."

        John D. McDonald.    On July 1, 2001, AMC and AMC Entertainment Inc. entered into an employment agreement with John D. McDonald, who serves as an Executive Vice President, U.S. Operations. Mr. McDonald reports directly to AMC's President and Chief Operating Officer or such officer's designee. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. McDonald will receive an initial annualized base salary of

$275,000. Subject to their review, the President and Chief Operating Officer of AMC with the approval of AMC Entertainment's Chairman of the Board, President and Chief Executive Officer and, if applicable, the Compensation Committee have discretion to increase the base salary each year. The agreement also provides for annual bonuses for Mr. McDonald based on the applicable incentive compensation program of the Company and consistent with the determination of the President and Chief Operating Officer of AMC with the approval of AMC Entertainment's Chairman of the Board, President and Chief Executive Officer and, if applicable, the Compensation Committee. In making its determination with respect to salary and bonus levels, the Compensation Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. McDonald will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with business travel and entertainment. Change of control and severance arrangements in Mr. McDonalds' employment agreements are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change of Control."

        Mark A. McDonald.    On July 1, 2001, AMC Entertainment Inc. entered into an employment agreement with Mark A. McDonald who currently serves as the Executive Vice President of Global Development. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. McDonald will receive an initial annualized base salary of $225,000 subject to review by the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee. The agreement also provides for annual bonuses for Mr. McDonald based on the applicable incentive compensation program of the Company and consistent with the determination of the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee. In making its determination with respect to salary and bonus levels, the Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. McDonald will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with business travel and entertainment. Change in control and severance arrangements in Mr. McDonald's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

Grants of Plan-based Awards—Transition Period

        The following table summarizes plan-based awards granted to Named Executive Officers during the Transition Period of March 30, 2012 through December 31, 2012:

			Estimated Possible Future Payouts Under Non-Equity Incentive Plan Awards							All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)
							Estimated Possible Payouts Under Equity Incentive Plan Awards					Exercise Or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Gerardo I. Lopez
AIP—Company(1)	N/A	N/A	$—	$434,600	$869,200		—	—	—	—	—	$—	$—
AIP—Individual(2)	N/A	N/A	—	108,650	162,975		—	—	—	—	—	—	—
MPSP(3)	N/A	N/A	—	204,128	521,118	(4)	—	—	—	—	—	—	—
Craig R. Ramsey
AIP—Company(1)	N/A	N/A	—	231,400	462,800		—	—	—	—	—	—	—
AIP—Individual(2)	N/A	N/A	—	57,850	86,775		—	—	—	—	—	—	—
MPSP(3)	N/A	N/A	—	79,156	202,078	(4)	—	—	—	—	—	—	—
Elizabeth Frank
AIP—Company(1)	N/A	N/A	—	162,000	324,000		—	—	—	—	—	—	—
AIP—Individual(2)	N/A	N/A	—	108,000	162,000		—	—	—	—	—	—	—
MPSP(3)	N/A	N/A	—	79,156	202,078	(4)	—	—	—	—	—	—	—
John D. McDonald
AIP—Company(1)	N/A	N/A	—	226,200	452,400		—	—	—	—	—	—	—
AIP—Individual(2)	N/A	N/A	—	56,550	84,825		—	—	—	—	—	—	—
MPSP(3)	N/A	N/A	—	79,156	202,078	(4)	—	—	—	—	—	—	—
Mark A. McDonald
AIP—Company(1)	N/A	N/A	—	117,000	234,000		—	—	—	—	—	—	—
AIP—Individual(2)	N/A	N/A	—	78,000	117,000		—	—	—	—	—	—	—
MPSP(3)	N/A	N/A	—	79,156	202,078	(4)	—	—	—	—	—	—	—

(1)
The company component bonus of the annual incentive compensation program was based primarily on attainment of a net income target of $1,000,000 for the 12 months ended December 31, 2012. The plan guideline was that no company performance component of the bonus would be paid below attainment of 100% of targeted net income and that upon attainment of 100% of targeted net income, each Named Executive Officer would receive 100% of his/her assigned bonus target. For each $1,000,000 of additional net income generated in the calendar year (amounts in excess of $1,000,000 of net income but not exceeding $21,000,000 of net income), 5% of additional AIP payout would be awarded up to a maximum award of 200% of the target payout. The Compensation Committee approved the company component bonus of 200% for the Transition Period under the annual incentive compensation program.

(2)
The individual component bonus of the annual incentive compensation plan for the Transition Period was determined during the first quarter of calendar 2013 following a review of each Named Executive Officer's individual performance and contribution to the Company's strategic and financial goals.

(3)
The amounts shown in this row presents the management profit sharing plan, also known as MPSP, which was based on attainment of an adjusted net income target of $10,000,000 for the plan year ended December 31, 2012. Upon attainment of 100% of targeted adjusted net income, each Named Executive Officer would receive 100% of his/her assigned bonus target. If the adjusted net income is equal to or exceeds 100% of targeted adjusted net income, the Company will pay 10% of the adjusted net income and each Named Executive Officer will receive a pro rata amount of the total award based on the proportion of his/her targeted bonus amount to the aggregate of the targeted bonus amounts for all participants. The MPSP bonus for each plan year is unlimited. For the plan year ended December 31, 2012, the Company obtained an adjusted net income of $25,529,000. The Compensation Committee approved the MPSP bonus of 10% for the Transition Period and each Named Executive Officer received his/her assigned pro rata bonus amount.

(4)
Amounts shown represent actual award as MPSP is based on 10% of adjusted net profit.

Outstanding Equity Awards at end of December 31, 2012

        There were no outstanding equity awards of Parent's common stock held by our Named Executive Officers as of December 31, 2012.

Option Exercises and Stock Vested—Transition Period

        None of our Named Executive Officers exercised options during the Transition Period. Upon the change of control as a result of the Merger, all of the stock options and restricted stock interests under both the amended and restated 2004 Stock Option Plan and the 2010 Equity Incentive Plan were cancelled immediately prior to the closing of the Merger on August 30, 2012. Named Executive Officers who held such options received payments for each option equal to the difference (if any) between the per share consideration received in the Merger and the exercise price of their options. Named Executive Officers who held the unvested restricted stock awards received payments for each restricted share equal to the per share consideration received in the Merger. The following table summarizes the settlement payments made to the Named Executive Officers during the Transition Period:

	2004 Stock Option Settlement		2010 Stock Option Settlement		2010 Restricted Stock Settlement (Time Vesting)		2010 Restricted Stock Settlement (Performance Vesting)
	Number of Shares Cancelled (#)	Value Realized on Settlement ($)(1)	Number of Shares Cancelled (#)	Value Realized on Settlement ($)(1)	Number of Shares Cancelled (#)	Value Realized on Settlement ($)(1)	Number of Shares Cancelled (#)	Value Realized on Settlement ($)(2)
Gerardo I. Lopez	15,980.5	$2,637,605	1,048.0	—	1,048.0	$512,474	524.5	$256,482
Craig R. Ramsey	4,092.3	—	629.0	—	629.0	307,582	314.5	153,791
Elizabeth Frank	—	—	210.0	—	210.0	102,690	104.5	51,101
John D. McDonald	2,046.1	—	629.0	—	629.0	307,582	314.5	153,791
Mark A. McDonald	2,046.1	—	210.0	—	210.0	102,690	104.5	51,101

(1)
The value of the shares shown in these columns were included in the "Stock Awards" and "Option Awards" column of the Summary Compensation Table in prior years based on grant date fair values.

(2)
The amount in this column is included in the All Other Compensation column of the Summary Compensation Table for T2012.

        Payment and Release of Escrowed Funds.    In connection with the closing of the Merger and as defined in the Merger Agreement, $35,000,000 of consideration otherwise payable to equity holders was deposited in an Indemnity Escrow Fund and $2,000,000 otherwise payable to equity holders was deposited in an account designated by the Stockholder Representative. On or following the Indemnity Escrow Termination Date and the release of all amounts remaining in the Indemnity Escrow Fund and the release of any portion of the Stockholder Representative Reserve, the Named Executive Officers would receive a maximum settlement in the future year as follows:

	2004 Stock Option Plan(1)	2004 Stock Option Plan	Restricted Stock (Time Vesting)(1)	Restricted Stock (Performance Vesting)(2)
Gerry Lopez	$269,635	$179,757	$29,471	$14,749
Craig Ramsey	106,536	—	17,689	8,844
Elizabeth Frank	—	—	5,906	2,938
John McDonald	53,268	—	17,689	8,844
Mark McDonald	53,268	—	5,906	2,938

(1)
The value of the shares shown in these columns were included in the "Stock Awards" and "Option Awards" column of the Summary Compensation Table in prior years based on grant date fair values.

(2)
The amount in this column represents the maximum amount that will be included in the "All Other Compensation" column of the Summary Compensation Table in the year the Named Executive Officer receives payment.

Pension Benefits

        The following table presents information regarding the present value of accumulated benefits that may become payable to the Named Executive Officers under our qualified and nonqualified defined-benefit pension plans.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit(1) ($)	Payments During Transition Period ($)
Gerardo I. Lopez	—	—	$—	—
Craig R. Ramsey	Defined Benefit Retirement Income Plan	12.00	257,942	—
	Supplemental Executive Retirement Plan	12.00	133,741	—
Elizabeth Frank	—	—	—	—
John D. McDonald	Defined Benefit Retirement Income Plan	31.05	544,113	—
	Supplemental Executive Retirement Plan	31.05	282,118	—
Mark A. McDonald	Defined Benefit Retirement Income Plan	26.60	429,560	—
	Supplemental Executive Retirement Plan	26.60	208,342	—

(1)
The accumulated benefit is based on service and earnings considered by the plans for the period through December 31, 2012. The present value has been calculated assuming the Named Executive Officers will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the plans. The interest assumption is 4.17%. The post-retirement mortality assumption is based on the 2012 IRS Prescribed Mortality-Static Annuitant, male and female mortality table. See Note 13—Employee Benefit Plans to the Company's Consolidated Financial Statements contained elsewhere in this Transition Report on Form 10-K for more information.

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

Nonqualified Deferred Compensation

        The following table presents information regarding the contributions to and earnings on the Named Executive Officers' deferred compensation balances during the Transition Period of March 30, 2012 through December 31, 2012:

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
Gerardo I. Lopez	$131,347	$—	$11,695	$—	$160,773
Craig R. Ramsey	21,801	—	6,242	—	236,865
Elizabeth Frank	—	—	—	—	—
John D. McDonald	44,021	—	9,237	—	199,237
Mark A. McDonald	36,956	—	19,387	(4,358)	412,581

(1)
These amounts represent payroll deductions for the applicable executive and are therefore included in the Summary Compensation Table.

(2)
Of the amounts shown in this column, the following amounts are reported as above-market earnings on deferred compensation in the "Change in Pension Value and Nonqualified Deferred Compensation Earnings" column of the Summary Compensation Table: Mr. Gerardo Lopez—$7,387 and Mr. John McDonald—$3,746, and Mr. Mark McDonald—$8,024.

(3)
The amounts reported include amounts included in Summary Compensation Table for current and prior years.

Non-Qualified Deferred Compensation Plan

        AMC permits the Named Executive Officers and other key employees to elect to receive a portion of their compensation reported in the Summary Compensation Table on a deferred basis. Deferrals of compensation during the Transition Period and in recent years have been made under the AMC Non-Qualified Deferred Compensation Plan. Participants of the plan are able to defer annual salary and bonus (excluding commissions, expense reimbursement or allowances, cash and non-cash fringe benefits and any stock-based incentive compensation). Amounts deferred under the plans are credited with an investment return determined as if the participant's account were invested in one or more investment funds made available by the Committee and selected by the participant. AMC may, but need not, credit the deferred compensation account of any participant with a discretionary or profit sharing credit as determined by AMC. The deferred compensation account will be distributed either in a lump sum payment or in equal annual installments over a term not to exceed 10 years as elected by the participant and may be distributed pursuant to in-service withdrawals pursuant to certain circumstances. Any such payment shall commence upon the date of a "Qualifying Distribution Event" (as such term is defined in the Non-Qualified Deferred Compensation Plan). The Qualifying Distribution Events are designed to be compliant with Section 409A of the Internal Revenue Code.

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

Potential Payments Upon Termination or Change of Control

        The following section describes the benefits that may become payable to certain Named Executive Officers in connection with a termination of their employment with Parent and/or a change of control of Parent, changes in responsibilities, salary or benefits.

        Assumptions.    As prescribed by the SEC's disclosure rules, in calculating the amount of any potential payments to the Named Executive Officers under the arrangements described below, we have assumed that the applicable triggering event (i.e., termination of employment and/or change of control) occurred on the last day of the Transition Period.

Gerardo I. Lopez

        Mr. Lopez's employment agreement, described above under "Employment Agreements—Salary and Bonus Payments," provides for certain benefits to be paid to Mr. Lopez in connection with a termination of his employment with AMC Entertainment Inc. under the circumstances described below.

        Severance Benefits.    In the event Mr. Lopez's employment is terminated as a result of an involuntary termination during the employment term by AMC Entertainment without cause (other than termination due to death or "Disability"), or by Mr. Lopez pursuant to a termination for "Good Reason" or after a "Change of Control" (as those terms are defined in the employment agreement), Mr. Lopez will be entitled to severance pay equal to two times the sum of his base salary plus the average of each Annual Incentive Plan bonus paid to him during the 24 months preceding the severance date to be paid in equal installments over a period of twenty-four consecutive months. The remaining unpaid Special Incentive Bonus of $800,000 shall immediately vest in full upon Mr. Lopez's involuntary termination within twelve months after a change of control, as defined in the employment agreement.

        If Mr. Lopez had terminated employment with us on December 31, 2012 pursuant to his employment agreement under the circumstances described in the preceding paragraph, we estimate that he would have been entitled to a cash payment equal to $1,552,200. This amount is derived by multiplying two by the sum of $776,100, which represents Mr. Lopez's annualized base salary rate in effect on December 31, 2012. Mr. Lopez also would have been entitled to a cash payment equal to the average of each Annual Incentive Plan bonus paid during the past 24 months. Mr. Lopez received an Annual Incentive Plan bonus for the Transition Period, based on calendar 2012 results, and for fiscal 2012 of $999,580 and $358,670, respectively, which would entitle him to receive an average Annual Incentive Plan cash payment of $679,125. The remaining two-fifths of the Special Incentive Bonus of $2,000,000, or $800,000, shall immediately vest and be paid in full upon Mr. Lopez's involuntary termination within twelve months after a change of control.

Other Named Executive Officers

        The employment agreements for each of the other Named Executive Officers, described above under "Employment Agreements—Salary and Bonus Payments," provide for certain benefits to be paid to the executive in connection with a termination of his/her employment with AMC or AMC Entertainment under the circumstances described below and/or a change of control of AMC or AMC Entertainment.

        Severance Benefits.    In the event the executive's employment is terminated during the employment term as a result of the executive's death or "Disability" or by AMC or AMC Entertainment pursuant to a "Termination Without Cause" or by the executive following certain changes in his/her responsibilities, annual base salary or benefits, the executive (or his/her personal representative) will be entitled to a lump cash severance payment equal to two years of his/her base salary then in effect. Ms. Frank will be entitled to receive cash severance payments equal to two years of her individual base salary in equal installments over a period of twenty-four consecutive months and, pursuant to her employment agreement, is not entitled to severance benefits for an employment termination resulting from death or "Disability".

        Upon a termination of employment with us on December 31, 2012 under the circumstances described in the preceding paragraph, we estimate that each Named Executive Officer (other than

Mr. Lopez) would have been entitled to a lump sum cash payment as follows: Mr. Craig Ramsey—$890,000; Ms. Elizabeth Frank—$900,000; Mr. John McDonald—$870,000; and Mr. Mark McDonald—$650,000. These amounts are derived by multiplying the respective executive's annualized base salary rate in effect on December 31, 2012 by two.

        Restrictive Covenants.    Pursuant to each Named Executive Officer's employment agreement, the executive has agreed not to disclose any confidential information of AMC or AMC Entertainment at any time during or after his/her employment with AMC/AMC Entertainment.

Director Compensation—Transition Period

        The following section presents information regarding the compensation paid during Transition Period to members of our Board of Directors who are not our employees (referred to herein as "Non-Employee Directors"). The compensation paid to Mr. Gerardo I. Lopez, who is also an employee, is presented above in the Summary Compensation Table and the related explanatory tables. Mr. Lopez did not receive additional compensation for his service as a director.

Non-Employee Directors

        One of our non-employee directors, Anthony J. Saich, receives an annual cash retainer of $140,000, plus an annual cash retainer of $20,000 for serving on an audit committee and an annual cash retainer of $20,000 for serving on a compensation committee, plus $2,500 for each board meeting or committee meeting. The other three non-employee directors do not receive any compensation from the Company. Prior to the Merger, we paid our directors an annual cash retainer of $50,000, plus $1,500 for each meeting of the board of directors they attended in person or by phone, plus $1,000 for each committee meeting they attended. We also reimbursed all directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

        The following table presents information regarding the compensation of our non-employee Directors from March 30, 2012 through December 31, 2012:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation ($)	All other Compensation ($)	Total ($)
Aaron J. Stone(1)	$1,500	$—	$—	$—	$—	$—	$1,500
Dr. Dana B. Ardi(1)	1,500	—	—	—	—	—	1,500
Stephen P. Murray(1)	1,500	—	—	—	—	—	1,500
Philip H. Loughlin(1)	1,500	—	—	—	—	—	1,500
Eliot P. S. Merrill(1)	3,500	—	—	—	—	—	3,500
Brion B. Applegate(1)	3,500	—	—	—	—	—	3,500
Lee Solomon(1)	3,500	—	—	—	—	—	3,500
Lin Zhang(2)	—	—	—	—	—	—	—
Chaohui Liu(2)	—	—	—	—	—	—	—
Ning Ye(2)	—	—	—	—	—	—	—
Anthony J. Saich(2)	91,666	—	—	—	—	—	91,666

(1)
On August 30, 2012, in connection with the consummation of the Merger, Aaron J. Stone, Dana B. Ardi, Stephen P. Murray, Philip H. Loughlin, Eliot P.S. Merrill, Brion B. Applegate, and Lee Solomon resigned as members of the Boards of Directors.

(2)
As a result of the Merger on August 30, 2012, Lin Zhang, Chaohui Liu, Ning Ye, and Anthony J. Saich were elected as members of the Company's Board of Directors.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee members whose names appear on the Compensation Committee Report were committee members during the period August 31, 2012 through December 31, 2012. Prior to the Merger, Stephen P. Murray, Aaron J. Stone, Eliot P.S. Merrill, and Philip Loughlin were Compensation Committee members during the period of March 30, 2012 through August 30, 2012. No member of the Compensation Committee who served at any time during the Transition Period is or has been a former or current executive officer of the Company or has had any relationships requiring disclosure by the Company under the SEC's rules requiring disclosure of certain relationships and related-party transactions. None of the Company's executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity that has one or more executive officers serving on our Board of Directors or on the Compensation Committee during the period March 30, 2012 through December 31, 2012.

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

        The Board's other Committees oversee risks associated with their respective areas of responsibility. For example, the Compensation Committee considers the risks associated with our compensation policies and practices, with respect to both executive compensation and compensation generally. The Board of Directors is kept abreast of its Committees' risk oversight and other activities via reports of the Committee Chairmen to the full Board. These reports are presented at every regular Board meeting and include discussions of Committee agenda topics, including matters involving risk oversight.

        The Board considers specific risk topics, including risks associated with our Annual Operating Plan and our capital structure. In addition, the Board receives detailed regular reports from the members of our senior leadership team that include discussions of the risks and exposures involved in their respective areas of responsibility. Further, the Board is routinely informed of developments that could affect our risk profile or other aspects of our business.

Compensation Policies and Practices as They Relate to Risk Management

        The Compensation Committee believes the elements of the Company's executive compensation program effectively link performance-based compensation to financial goals and stockholders' interests without encouraging executives to take unnecessary or excessive risks in the pursuit of those objectives. The Compensation Committee believes that the overall mix of compensation elements is appropriately balanced and does not encourage the taking of short-term risks at the expense of long-term results. The long term incentive plan awards are payable in cash on an annual basis and are subject to the Company achieving a predetermined adjusted net profit target (as defined in the plan) for each plan year ending on December 31, 2012, 2013, 2014, and 2015. The Compensation Committee believes the long-term incentive bonus awards allow the Company to attract, retain and provide incentives to a talented management team, together with the Company stock owned by its executives, appropriately links the long-term interests of executives and stockholders, and balances the short-term nature of annual incentive cash bonuses and any incentives for undue risk-taking in our other compensation arrangements.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        All of the issued and outstanding capital stock of AMCE is owned by Parent. Parent has common stock issued and outstanding. The table below sets forth certain information regarding beneficial ownership of the common stock of Parent held as of February 17, 2013 by (i) each of its directors and our Named Executive Officers, (ii) all directors and executive officers of Parent as a group and (iii) each person known by Parent to own beneficially more than 5% of Parent common stock. Parent believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Parent as beneficially owned by them, except as otherwise noted.

Name and Address	Shares of Class A Common Stock	Shares of Class N Common Stock	Percentage of Ownership
Wanda America Investment Holding Co. Ltd., a wholly-owned indirect subsidiary of Dalian Wanda Group Co., Ltd.(1)	1,531,424	—	99.88%
Gerardo I. Lopez(2)	—	1,641	*
Craig R. Ramsey(2)	—	56	*
Elizabeth Frank(2)	—	—	*
John D. McDonald(2)	—	28	*
Mark A. McDonald(2)	—	28	*
All directors and executive officers as a group (18 persons)	—	1,876	*

*
less than 1%

(1)
The address of Wanda American Investment Holding Co. Ltd. is c/o The Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware 19801.

(2)
The address of such person is c/o AMC Entertainment Holdings, Inc., 920 Main Street, Kansas City, Missouri 64105.

Equity Compensation Plan Information

        The Company has no equity compensation plans as of December 31, 2012.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The Company seeks to ensure that all transactions with related parties are fair, reasonable and in their best interest. In this regard, generally the board of directors or one of the committees reviews material transactions between the Company and related parties to determine that, in their best business judgment, such transactions meet that standard. The Company believes that each of these transactions was on terms at least as favorable to it as could have been obtained from an unaffiliated third party. Set forth below is a description of certain transactions which have occurred since March 30, 2012 or which involve obligations that remain outstanding as of December 31, 2012.

Amended and Restated Fee Agreement

        Prior to the Merger, Parent was owned by the Sponsors, other co-investors and by certain members of management as follows: JPMP (20.834%); Apollo (20.834%); Bain Capital Partners (15.126%); The Carlyle Group (15.126%); Spectrum Equity Investors (9.788%); Weston Presidio Capital IV, L.P. and

WPC Entrepreneur Fund II, L.P. (3.909%); Co-Investment Partners, L.P. (3.909%); Caisse de Depot et Placement du Quebec (3.127%); AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V. and AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V. (2.736%); SSB Capital Partners (Master Fund) I, L.P. (1.955%); CSFB Strategic Partners Holdings II, L.P., CSFB Strategic Partners Parallel Holdings II, L.P., and GSO Credit Opportunities Fund (Helios), L.P. (1.564%); Credit Suisse Anlagestiftung, Pearl Holding Limited, Vega Invest (Guernsey) Limited and Partners Group Private Equity Performance Holding Limited (0.782%); Screen Investors 2004, LLC (0.152%); and current and former members of management (0.158%)(1).

(1)
All percentage ownerships are approximate.

        Upon the consummation of a change of control transaction or an initial public offering, each of the Sponsors were entitled to receive, in lieu of quarterly payments of an annual management fee of $5,000,000, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. The Sponsors waived their right to the payment referred to above that was triggered by the Merger. As a result of the Merger, the Company ceased paying the annual management fee of $5,000,000 to the Sponsors.

Control Arrangement

        Parent is owned by an indirect, wholly owned subsidiary of Dalian Wanda Group Co., Ltd. ("Wanda") and by certain members of management as follows: Wanda (99.88%) and members of management (0.12%)(1). As the Company's majority stockholder, Wanda has the ability to control the Company's affairs and policies and the election of directors and appointment of management.

Director Independence

        As of February 17, 2013, our Board of Directors was comprised of Lin Zhang, Gerardo I. Lopez, Chaohui Liu, Ning Ye, and Anthony J. Saich. We have no equity securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of our board of directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange's definition of independence, none of our directors are independent.

Item 14.    Principal Accounting Fees and Services

Audit and Certain Other Fees Paid To Accountants

        The following table shows the fees that AMC Entertainment was billed for the audit and other services provided by KPMG LLP for the Transition Period and for fiscal year 2012. The Audit Committee has considered whether the provision of such services is compatible with maintaining the independence of KPMG LLP and determined they were compatible. The Audit Committee has the sole right to engage and terminate the Company's independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, and to approve all audit and non-audit fees.

Type of Fee	March 30, 2012 through December 31, 2012	2012
Audit Fees	$749,842	$604,204
Audit-Related Fees	658,094	89,285
Tax Fees	261,248	398,587
All Other Fees	—	—

Total	$1,669,184	$1,092,076

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

        The policies provide that de minimis services, consisting of audit-related, tax and other services, which were not recognized by the Company to be non-audit services at the time the outside auditor was engaged to perform them, are permitted. However, the aggregate amount of all such services may not exceed more than the lesser of 5% of annual fees paid to the outside auditor or $50,000 for a particular engagement. These de minimis services may be performed without pre-approval, provided that they are approved by the Audit Committee or delegated member prior to completion of the engagement and are otherwise provided in accordance with regulations issued pursuant to the Sarbanes-Oxley Act of 2002.

Audit Fees

        This category includes the audit of the Company's annual financial statements, review of financial statements included in the Company's Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the Transition Period and the prior fiscal year.

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

All Other Fees

        None.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1)	The following financial statements are included in Part II Item 8.:

Page
Reports of Independent Registered Public Accounting Firms	64
Consolidated Statements of Operations—Period August 31, 2012 through December 31, 2012, period March 30, 2012 through August 30, 2012, and fiscal years ended March 29, 2012 and March 31, 2011	65
Consolidated Balance Sheets—December 31, 2012 and March 29, 2012	67
Consolidated Statements of Cash Flows—Period August 31, 2012 through December 31, 2012, period March 30, 2012 through August 30, 2012, and fiscal years ended March 29, 2012 and March 31, 2011	68
Consolidated Statements of Stockholder's Equity (Deficit)—Period August 31, 2012 through December 31, 2012, period March 30, 2012 through August 30, 2012, and fiscal years ended March 29, 2012 and March 31, 2011	69
Notes to Consolidated Financial Statements—Periods ended December 31, 2012, March 29, 2012 and March 31, 2011	70

(a)(2)	Financial Statement Schedules—All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.

(b)	Exhibits

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
Date: March 13, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LIN ZHANG Lin Zhang	Chairman of the Board	March 13, 2013
/s/ GERARDO I. LOPEZ Gerardo I. Lopez	Chief Executive Officer, Director and President	March 13, 2013
/s/ ANTHONY J. SAICH Anthony J. Saich	Director	March 13, 2013
/s/ CHAOHUI LIU Chaohui Liu	Director	March 13, 2013
/s/ NING YE Ning Ye	Director	March 13, 2013
/s/ CRAIG R. RAMSEY Craig R. Ramsey	Executive Vice President and Chief Financial Officer	March 13, 2013
/s/ KEVIN M. CONNOR Kevin M. Connor	Senior Vice President, General Counsel and Secretary	March 13, 2013
/s/ CHRIS A. COX Chris A. Cox	Senior Vice President and Chief Accounting Officer	March 13, 2013

EXHIBIT INDEX

Exhibit Number	Description
2.1	Unit Purchase Agreement among Kerasotes ShowPlace Theatres Holdings, LLC, Kerasotes ShowPlace Theatres, LLC, ShowPlace Theatres Holding Company, LLC, AMC Showplace Theatres, Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010)

3.1	Restated and Amended Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997 and September 18, 2001 and December 23, 2004) (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed December 27, 2004).

3.2	Amended and Restated Bylaws of AMC Entertainment Inc. (incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed December 27, 2004).

Certificates of Incorporation or corresponding instrument, with amendments, of the following additional registrants:

3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.2	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.3	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.4	AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.3.94 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.5	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.10 to the Company's Form 10-Q (File No. 1-8747) filed February 8, 2008).

3.3.6	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.7	AMC ITD, Inc. (incorporated by reference from Exhibit 3.3.10 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).

3.3.8	AMC Theatres of New Jersey, Inc. (incorporated by reference from Exhibit 3.3.8 to AMCE's Form 10-Q (File No. 1-8747) filed on November 9, 2012).

3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006):

Loews Citywalk Theatre Corporation

Exhibit Number		Description
3.5		By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.6		By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.7		By-laws of AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.21 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.8		By-laws of American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.9 to the Company's Form 10-Q (File No. 1-8747) filed February 8, 2008).

3.9		By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.10		By-laws of AMC ITD, Inc. (incorporated by reference from Exhibit 3.11 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).

3.11		By-laws of AMC Theatres of New Jersey, Inc. (incorporated by reference from Exhibit 3.11 to AMCE's Form 10-Q (File No. 1-8747) filed on November 9, 2012).

4.1(a	)	Credit Agreement, dated January 26, 2006 among AMC Entertainment Inc., Grupo Cinemex, S.A. de C.V., Cadena Mexicana de Exhibicion, S.A. de C.V., the Lenders and the Issuers named therein, Citicorp U.S. and Canada, Inc. and Banco Nacional de Mexico, S.A., Integrante del Groupo Financiero Banamex. (incorporated by reference from Exhibit 10.7 to the Company's Form 8-K (File No. 1-8747) filed January 31, 2006).

4.1(b	)	Guaranty, dated January 26, 2006 by AMC Entertainment Inc. and each of the other Guarantors party thereto, in favor of the Guaranteed Parties named therein (incorporated by reference from Exhibit 10.5 to the Company's Form 8-K (File No. 1-8747) filed January 31, 2006).

4.1(c	)	Pledge and Security Agreement, dated January 26, 2006, by AMC Entertainment Inc. and each of the other Grantors party thereto in favor of Citicorp U.S. and Canada, Inc., as agent for the Secured Parties (incorporated by reference from Exhibit 10.9 to the Company's Current Report on Form 8-K (File No. 1-8747) filed January 31, 2006).

4.1(d	)	Consent and Release, dated as of April 17, 2006, by and between AMC Entertainment Inc. and Citicorp U.S. and Canada, Inc. (incorporated by reference from Exhibit 4.1(d) to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

4.1(e	)	Amendment No. 1 to Credit Agreement, dated as of February 14, 2007, between AMC Entertainment Inc., and Citicorp North America, as Administrative Agent (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-8747) filed February 20, 2007).

4.1(f	)	Amendment No. 2 to Credit Agreement, dated as of March 13, 2007, between AMC Entertainment Inc., and Citicorp North America, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed March 15, 2007).

Exhibit Number		Description
4.1(g	)	Amendment No. 3 to Credit Agreement, dated December 15, 2010 among AMC Entertainment Inc., Citibank, N.A. as issuer and Citicorp North America, Inc., as swing lender and as administrative agent (incorporated by reference from Exhibit 10.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).

4.1(h	)	Waiver and Amendment No. 4 to Senior Secured Credit Facility, dated July 2, 2012 by and between AMC Entertainment Inc. and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 3, 2012).

4.2(a	)	Indenture, dated as of June 9, 2009, respecting AMCE's 8.75% Senior Notes due 2019, by and among AMCE, a Delaware corporation, the Guarantors party thereto from time to time and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 9, 2009).

4.2(b	)	First Supplemental Indenture, dated June 24, 2010, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019 (incorporated by reference from Exhibit 4.3 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2010).

4.2(c	)	Second Supplemental Indenture, dated November 30, 2010, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019, pursuant to which AMC ITD, Inc. guaranteed the 8.75% Senior Notes due 2019 (incorporated by reference from Exhibit 4.4 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).

4.3		Registration Rights Agreement, dated as of June 9, 2009, respecting AMCE's 8.75% Senior Notes due 2019, by and among AMCE, the Guarantors party thereto from time to time, Credit Suisse Securities (USA) LLC, for itself and on behalf of the other Initial Purchasers, and J.P. Morgan Securities Inc., as Market Maker (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 9, 2009).

4.4		Fourth Supplemental Indenture, dated as of June 21, 2012, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019, between AMC Entertainment Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 22, 2012).

4.5		Indenture, dated as of December 15, 2010, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, among AMC Entertainment Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).

4.6		Registration Rights Agreement, dated December 15, 2010, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, among Goldman, Sachs & Co., J.P. Morgan Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Foros Securities LLC, as representatives of the initial purchasers of the 2020 Senior Subordinated Notes and J.P. Morgan Securities LLC, as market maker (incorporated by reference from Exhibit 4.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).

Exhibit Number	Description
4.7	Second Supplemental Indenture, dated as of June 21, 2012, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, between AMC Entertainment Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 22, 2012).

4.8	Incremental Amendment, dated as of February 22, 2012, by and among AMC Entertainment Inc., a Delaware corporation as Borrower, Citicorp North America, Inc. as Administrative Agent under the Credit Agreement and Citicorp North America, Inc., as the Initial Term Loan due 2018 Lender and the other Loan Parties thereto (incorporated by reference from Exhibit 4.8 to AMCE's Form 10-K (File No. 1-8747) filed on May 25, 2012).

10.1	Consent Decree, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of Washington (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.2	Hold Separate Stipulation and Order, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of Washington (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.3	Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the Antitrust Division of the United States Department of Justice (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.4	Hold Separate Stipulation and Order, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings and the Antitrust Division of the United States Department of Justice (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.5	District of Columbia Final Judgment, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the District of Columbia (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.6	Stipulation for Entry into Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of California (incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.7	Stipulated Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of California (incorporated by reference from Exhibit 10.7 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.8	Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007)

Exhibit Number		Description
10.9		Stockholders Agreement of AMC Entertainment Holdings, Inc., dated June 11, 2007, among AMC Entertainment Holdings, Inc. and the stockholders of AMC Entertainment Holdings, Inc. party thereto. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007)

10.10		Management Stockholders Agreement of AMC Entertainment Holdings, Inc., dated June 11, 2007, among AMC Entertainment Holdings, Inc. and the stockholders of AMC Entertainment Holdings, Inc. party thereto. (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007)

10.11		Continuing Service Agreement, dated January 26, 2006, among AMC Entertainment Inc. (as successor to Loews Cineplex Entertainment Corporation) and Travis Reid, and, solely for the purposes of its repurchase obligations under Section 7 thereto, Marquee Holding Inc. (incorporated by reference from Exhibit 10.4 to the Company's Form 8-K (File No. 1-8747) filed on January 31, 2006).

10.12		Non-Qualified Stock Option Agreement, dated January 26, 2006, between Marquee Holdings Inc. and Travis Reid (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on January 31, 2006).

10.13		Fee Agreement, dated June 11, 2007, by and among AMC Entertainment Holdings, Inc., Marquee Holdings Inc., AMC Entertainment Inc., J.P. Morgan Partners (BHCA), L.P., Apollo Management V, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Netherlands Partners V(A), L.P., Apollo Netherlands partners V(B), L.P., Apollo German Partners V GmbH & Co KG, Bain Capital Partners, LLC, TC Group, L.L.C., a Delaware limited liability company and Applegate and Collatos, Inc. (incorporated by reference from Exhibit 10.7 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007).

10.14		American Multi-Cinema, Inc. Savings Plan, a defined contribution 401(k) plan, restated January 1, 1989, as amended (incorporated by reference from Exhibit 10.6 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

10.15(a	)	Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc., as Amended and Restated, effective December 31, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(a) to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 18, 2007).

10.15(b	)	AMC Supplemental Executive Retirement Plan, as Amended and Restated, generally effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(b) to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 18, 2007).

10.16		Division Operations Incentive Program (incorporated by reference from Exhibit 10.15 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

10.17		Summary of American Multi-Cinema, Inc. Executive Incentive Program (Incorporated by reference from Exhibit 10.36 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed December 23, 1993).

10.18		American Multi-Cinema, Inc. Retirement Enhancement Plan, as Amended and Restated, effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.20 to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 18, 2007).

Exhibit Number	Description
10.19	AMC Non-Qualified Deferred Compensation Plan, as Amended and Restated, effective January 1, 2005 (incorporated by reference from Exhibit 10.22 to AMC Entertainment's Form 10-K (File No. 1-8747) filed on June 18, 2007).

10.20	American Multi-Cinema, Inc. Executive Savings Plan (incorporated by reference from Exhibit 10.28 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

10.21	Agreement of Sale and Purchase dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).

10.22	Option Agreement dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).

10.23	Right to Purchase Agreement dated November 21, 1997, between AMC Entertainment Inc., as Grantor, and Entertainment Properties Trust as Offeree (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997.)

10.24	Lease dated November 21, 1997 between Entertainment Properties Trust, as Landlord, and American Multi- Cinema, Inc., as Tenant (incorporated by reference from Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997). (Similar leases have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16.)

10.25	Guaranty of Lease dated November 21, 1997 between AMC Entertainment Inc., as Guarantor, and Entertainment Properties Trust, as Owner (incorporated by reference from Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997, (Similar guaranties have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16.)

10.26	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001 (incorporated by reference from Exhibit 10.29 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) filed on July 27, 2001).

Exhibit Number	Description
10.27	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001 (incorporated by reference from Exhibit 10.36 to the Company's Form 10-Q filed on August 12, 2002).

10.28	2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-8747) filed on November 5, 2003).

10.29	Description of 2004 Grant under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q (File No. 1-8747) filed on November 5, 2003).

10.30	AMC Entertainment Holdings, Inc. Amended and Restated 2004 Stock Option Plan. (incorporated by reference from Exhibit 10.9 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007).

10.31	Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.32(b) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

10.32	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.32(c) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

10.33	Contribution and Unit Holders Agreement, dated as of March 29, 2005, among National Cinema Network, Inc., Regal CineMedia Corporation and National CineMedia, LLC (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed April 4, 2005).

10.34	Exhibitor Services Agreement, dated February 13, 2007 between National CineMedia, LLC and American Multi- Cinema, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on February 16, 2007, and incorporated herein by reference).

10.35	First Amended and Restated Loews Screen Integration Agreement, dated February 13, 2007 between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on February 16, 2007, and incorporated herein by reference).

10.36	Third Amended and Restated Limited Liability Company Operating Agreement, dated February 13, 2007 between American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-8747) filed February 20, 2007).

10.37	Employment Agreement, dated as of November 6, 2002, by and among Kevin M. Connor, AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.49 to the Company's Form 10-K (File No. 1-8747) filed on June 18, 2007).

10.38	Amendment to Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed January 5, 2009).

Exhibit Number	Description
10.39	Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) filed on November 17, 2008).

10.40	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-33296) of National CineMedia, Inc., filed on February 6, 2008, and incorporated herein by reference)

10.41	Employment Agreement, dated as of February 23, 2009, by and between Gerardo I. Lopez and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on February 24, 2009)

10.42	Employment Agreement, dated as of April 17, 2009, by and between Robert J. Lenihan and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.51 to AMCE's Form 10-K (File No. 1-8747) filed on June 15, 2010)

10.43	Employment Agreement, dated as of November 24, 2009, by and between Stephen A. Colanero and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMCE's Form 10-K (File No. 1-8747) filed on June 3, 2011).

10.44	Second Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement dated as of August 6, 2010, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-33296) of National CineMedia, Inc., filed on August 10, 2010, and incorporated herein by reference).

10.50	AMC Entertainment Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).

10.51	AMC Entertainment Holdings, Inc. Nonqualified Stock Option Award Agreement (incorporated by reference from Exhibit 10.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).

10.52	AMC Entertainment Holdings, Inc. Restricted Stock Award Agreement (Time Vesting) (incorporated by reference from Exhibit 10.3 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).

10.53	AMC Entertainment Holdings, Inc. Restricted Stock Award Agreement (Performance Vesting) (incorporated by reference from Exhibit 10.4 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).

10.64	AMC Entertainment Holdings, Inc. Management Profit Sharing Plan (incorporated by reference from Exhibit 10.1 to the AMCE's Form 10-Q (File No. 1-8747) filed on November 9, 2012).

*10.65	Employment Agreement, dated as of August 18, 2010, by and between Elizabeth Frank and AMC Entertainment Inc.

10.66	Employment Agreement, dated as of July 1, 2001 by and among Mark A. McDonald and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to the Company's Form 10-K (File No. 1-8747) filed on June 18, 2008.)

Exhibit Number	Description
14	Code of Ethics (incorporated by reference from Exhibit 14 to AMCE's Form 10-K (File No. 1-8747) filed on June 23, 2004)

*21	Subsidiaries of AMC Entertainment Inc.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Gerardo I. Lopez (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
Submitted electronically with this Report.