Form 10-KT/A
period 2012-12-31
AMC ENTERTAINMENT INC
filed 2013-03-29
CIK 722077

Use these links to rapidly review the document
TABLE OF CONTENT
PART IV
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

          No voting stock of AMC Entertainment Inc. is held by non-affiliates of AMC Entertainment Inc.

Title of each class of common stock	Number of shares Outstanding as of March 29, 2013
Common Stock, 1¢ par value	1

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

        The Company is filing this Amendment No. 1 to its Transition Report on Form 10-K (the "Form 10-K/A") to include separate audited financial statements of National CineMedia, LLC ("NCM"), Digital Cinema Implementation Partners, LLC ("DCIP") and Open Road Releasing, LLC, operator of Open Road Films, LLC ("ORF"), pursuant to Rule 3-09 of Regulation S-X ("Rule 3-09"). The audited NCM, DCIP and Open Road Releasing, LLC financial statements (the "NCM, DCIP and Open Road Releasing, LLC Financial Statements") are being filed as an amendment to the Transition Report on Form 10-K within 90 days after the end of the Company's fiscal year in accordance with Rule 3-09(b)(1).

        This form 10-K/A amends the Transition Report on Form 10-K solely by the addition of the NCM, DCIP and Open Road Releasing, LLC Financial Statements to Part IV, Item 15. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Transition Report on Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the Transition Report on Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. The following sections of the Transition Report on Form 10-K have been amended by this Form 10-K/A:

  •
  Part IV—Item 15—Exhibits, Financial Statement Schedules

        This Form 10-K/A has been signed as of a current date and all certifications of the Company's Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Transition Report on Form 10-K for the Transition Period ended December 31, 2012, including any amendments to those filings.

AMC ENTERTAINMENT INC.

FORM 10-K/A
FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2012

INDEX

		Page
PART IV
Item 15.	Exhibits, Financial Statement Schedules	2
Signatures		3

1

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(2)	Financial Statement Schedules—All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.

(b)	Exhibits

        A list of exhibits required to be filed as part of this report on Form 10-K/A is set forth in the Exhibit Index, which immediately precedes such exhibits.

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National CineMedia, LLC
Centennial, Colorado

        We have audited the accompanying balance sheets of National CineMedia, LLC (the "Company") as of December 27, 2012 and December 29, 2011 and the related statements of income, comprehensive income, members' equity / (deficit) and cash flows for the years ended December 27, 2012, December 29, 2011 and December 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia, LLC as of December 27, 2012 and December 29, 2011, and the results of its operations and its cash flows for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Denver, Colorado
March 20, 2013

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	As of December 27, 2012	As of December 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10.4	$9.2
Receivables, net of allowance of $4.5 and $4.3, respectively	98.5	96.6
Prepaid expenses	2.4	1.7
Prepaid administration fees to managing member	0.8	1.0

Total current assets	112.1	108.5
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $63.1 and $54.8, respectively	25.7	24.6
Intangible assets, net of accumulated amortization of $32.5 and $20.8, respectively	280.3	274.9
Debt issuance costs, net of accumulated amortization of $12.2 and $9.8, respectively	18.3	12.6
Other investment	0.8	0.2
Other non-current assets	0.2	0.6

Total non-current assets	325.3	312.9

TOTAL	$437.4	$421.4

LIABILITIES AND MEMBERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$19.8	$22.0
Amounts due to managing member	15.3	21.2
Accrued expenses	18.3	16.2
Current portion of interest rate swap agreements	—	24.0
Accrued payroll and related expenses	9.6	9.0
Accounts payable (including $0.9 and $0.9 to related party affiliates, respectively)	13.9	12.8
Deferred revenue	5.7	2.9

Total current liabilities	82.6	108.1
NON-CURRENT LIABILITIES:
Long-term debt	879.0	794.0
Interest rate swap agreements	—	46.8

Total non-current liabilities	879.0	840.8

Total liabilities	961.6	948.9

COMMITMENTS AND CONTINGENCIES (NOTE 9)
MEMBERS' EQUITY/(DEFICIT) (including accumulated other comprehensive loss of $21.9 and $56.9 million, respectively)	(524.2)	(527.5)

TOTAL	$437.4	$421.4

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
REVENUE:
Advertising (including revenue from founding members of $39.9, $38.2 and $38.5, respectively)	$409.5	$386.2	$379.5
Fathom Events	39.3	49.2	48.0

Total	448.8	435.4	427.5

OPERATING EXPENSES:
Advertising operating costs (including $4.2, $3.4 and $0.1 to related party affiliates, respectively)	31.3	24.6	21.7
Fathom Events operating costs (including $5.9, $9.3 and $8.6 to founding members, respectively)	29.0	34.1	32.4
Network costs	18.9	17.7	20.0
Theatre access fees—founding members	64.5	55.4	52.6
Selling and marketing costs (including $1.1, $1.1 and $1.2 to founding members, respectively)	60.5	59.8	57.9
Administrative and other costs	20.3	17.6	17.9
Administrative fee—managing member	12.1	13.7	16.6
Depreciation and amortization	20.4	18.8	17.8

Total	257.0	241.7	236.9

OPERATING INCOME	191.8	193.7	190.6

NON-OPERATING EXPENSES:
Interest on borrowings	56.7	49.2	44.4
Change in derivative fair value	1.0	1.3	5.3
Loss on swap terminations	26.7	—	—
Impairment on investment and other non-operating expense	5.8	8.4	0.2

Total	90.2	58.9	49.9

INCOME BEFORE INCOME TAXES	101.6	134.8	140.7
Income tax expense	0.6	0.3	0.5
Equity loss from investment, net	—	—	$0.7

NET INCOME	$101.0	$134.5	$139.5

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
NET INCOME	$101.0	$134.5	$139.5
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on cash flow hedges	35.1	1.4	(10.9)

COMPREHENSIVE INCOME	$136.1	$135.9	$128.6

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS' EQUITY/ (DEFICIT)

(In millions, except unit amounts)

	Units	Amount
Balance—January 1, 2010	101,557,505	$(639.6)
Capital contribution from founding members	472,259	3.5
Distribution to managing member	—	(71.0)
Distribution to founding members	—	(85.1)
Units issued for purchase of intangible asset	8,722,428	151.3
Comprehensive Income	—	128.6
Share-based compensation issued		(0.1)
Share-based compensation expense/capitalized	—	5.8

Balance—December 30, 2010	110,752,192	$(506.6)

Capital contribution from managing member	385,128	5.5
Distribution to managing member	—	(78.7)
Distribution to founding members	—	(83.0)
Equity returned from purchase of intangible asset	(322,751)	(5.5)
Comprehensive Income	—	135.9
Share-based compensation issued	—	(0.1)
Share-based compensation expense/capitalized	—	5.0

Balance—December 29, 2011	110,814,569	$(527.5)

Capital contribution from managing member	551,654	2.3
Distribution to managing member	—	(72.7)
Distribution to founding members	—	(76.8)
Units issued for purchase of intangible asset	651,612	10.1
Comprehensive Income	—	136.1
Share-based compensation issued	—	(0.0)
Share-based compensation expense/capitalized	—	4.3

Balance—December 27, 2012	112,017,835	$(524.2)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101.0	$134.5	$139.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.4	18.8	17.8
Non-cash share-based compensation	4.3	4.8	5.6
Net unrealized loss on hedging transactions	1.0	1.3	5.3
Impairment on investment	—	6.7	—
Equity loss from investment	—	—	0.7
Amortization of debt issuance costs	2.4	2.3	1.9
Write-off of debt issuance costs	5.9	1.5	—
Other non-cash operating activities	—	—	0.6
Loss on swap terminations	26.7	—	—
Payment for swap terminations	(63.4)	—	—
Changes in operating assets and liabilities:
Receivables, net	(2.5)	3.3	(11.1)
Accounts payable and accrued expenses	3.5	9.7	(1.6)
Amounts due to/from founding members and managing member	(5.0)	(4.6)	4.1
Other, net	2.9	(1.1)	0.8

Net cash provided by operating activities	97.2	177.2	163.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10.4)	(13.5)	(10.1)
Proceeds from sale of property and equipment to founding member	—	—	3.0
Payment from NCM LLC's founding members for intangible assets	0.2
Purchases of intangible assets from affiliates	(7.2)	(15.9)	—

Net cash used in investing activities	(17.4)	(29.4)	(7.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	546.0	335.0	124.3
Repayments of borrowings	(461.0)	(317.2)	(152.5)
Payment of debt issuance costs	(14.0)	(9.1)	—
Founding member integration payments	—	1.9	3.9
Distributions to founding members and managing member	(151.9)	(168.4)	(159.6)
Unit settlement of share-based compensation	2.3	5.4	3.4

Net cash used in financing activities	(78.6)	(152.4)	(180.5)

CHANGE IN CASH AND CASH EQUIVALENTS	1.2	(4.6)	(24.0)
CASH AND CASH EQUIVALENTS:
Beginning of period	9.2	13.8	37.8

End of period	$10.4	$9.2	$13.8

Supplemental disclosure of non-cash financing and investing activity:
Accrued distributions to founding members and managing member	$40.7	$43.1	$49.8
Purchase of an intangible asset with equity (equity returned)	$10.1	$(5.5)	$151.3
Increase in cost method investment	$0.6	$0.2	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$50.7	$39.2	$49.8
Cash paid for income taxes	$0.6	$0.3	$0.5

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        National CineMedia, LLC ("NCM LLC" or "the Company") commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America, allowing us to distribute advertising, Fathom entertainment programming events and corporate events (the "Services") under long-term exhibitor services agreements ("ESAs") with American Multi-Cinema, Inc. ("AMC"), a wholly owned subsidiary of AMC Entertainment, Inc. ("AMCE"), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group ("Regal"), and Cinemark USA, Inc. ("Cinemark USA"), a wholly owned subsidiary of Cinemark Holdings, Inc. ("Cinemark"). AMC, Regal and Cinemark and their affiliates are referred to in this document as "founding members." The Company also provides the Services to certain third-party theatre circuits under "network affiliate" agreements, which expire at various dates.

        As of December 27, 2012, the Company had 112,017,835 common membership units outstanding, of which 54,486,259 (48.6%) were owned by NCM, Inc., 22,113,150 (19.7%) were owned by Regal, 18,094,644 (16.2%) were owned by Cinemark, and 17,323,782 (15.5%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

        During the first quarter of 2012, the Company restructured Fathom Events by winding down its Fathom Business Events division, to place more focus on the Fathom Consumer Events division. The Company continued to operate the Fathom Business Events division for a portion of the first quarter of 2012 to satisfy contractual obligations for events and will continue to execute business events on a periodic basis for existing long-term Fathom clients, or if requested by the founding members or to support events staged for NCM's major advertising clients.

  Basis of Presentation

        The Company has prepared its financial statements and related notes of NCM, LLC in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made to the prior years' financial statements to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings

        Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, share-based compensation and interest rate swaps. Actual results could differ from those estimates.

  Significant Accounting Policies

        Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year.

        Segment Reporting—Advertising is the principal business activity of the Company and is the Company's reportable segment under the requirements of ASC 280—Segment Reporting. Fathom Events is an operating segment under ASC 280. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. As such, the results are not

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 12—Segment Reporting.

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

        Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. The Company limits the use of such barter transactions to items and services for which it would otherwise have paid cash. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through deferred revenue. Revenue and expense from barter transactions for the year ended December 27, 2012 were $3.0 million and $1.3 million, respectively, $1.6 million and $1.1 million for the year ended December 29, 2011 and $1.5 million and $1.1 million for the year ended December 30, 2010.

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

        Payment to the founding members of a theatre access fee is comprised of a payment per theatre attendee, a payment per digital screen and a payment per digital cinema projector equipped in the theatres, all of which escalate over time.

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

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Restricted Cash—As of December 27, 2012 and December 29, 2011, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on our New York office.

        Marketable Securities—Marketable securities are reported at fair value, with unrealized gains and losses recognized in earnings. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

        Concentration of Credit Risk and Significant Customers—Bad debts are provided for based on historical experience and management's evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. As of December 27, 2012, there were no customers or advertising agency groups which accounted for more than 10% of the gross receivables balance or advertising revenues. As of December 29, 2011, there was one advertising agency group through which the Company sources national advertising revenues representing approximately 15% of the Company's outstanding gross receivables balance; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenues.

        Receivables consisted of the following (in millions):

	Years Ended
	December 27, 2012	December 29, 2011
Trade accounts	$101.8	$98.4
Other	1.2	2.5 .5.5
Less allowance for doubtful accounts	(4.5)	(4.3)

Total	$98.5	$96.6

        Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Generally, the equipment associated with the digital network of the founding member theatres is owned by the founding members, while the equipment associated with network affiliate theatres is owned by the Company. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4 - 10 years
Computer hardware and software	3 - 5 years
Leasehold improvements	Lesser of lease term or asset life

        Software and web site development costs developed or obtained for internal use are accounted for in accordance with ASC Subtopic 350-40 Internal Use Software and ASC Subtopic 350-50—Website

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs and website development costs, which are included in equipment, are depreciated over three to five years. As of December 27, 2012 and December 29, 2011, the Company had a net book value of $10.4 million and $9.3 million, respectively, of capitalized software and website development costs. Approximately $4.1 million, $4.8 million and $6.5 million was recorded for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively, in depreciation expense. For the years ended December 27, 2012, December 29, 2011 and December 30, 2010, the Company recorded $0.8 million, $0.9 million and $1.2 million in research and development expense, respectively.

        The Company assesses impairment of long-lived assets pursuant with ASC 360—Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company has not recorded impairment charges related to long-lived assets.

        Intangible assets—Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. Refer to Note 3—Intangible Assets.

        Amounts Due to/from Founding Members—Amounts due to/from founding members include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members on behalf of their beverage concessionaire, revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

        Amounts Due to Managing Member—Amounts due to the managing member include amounts due under the NCM LLC operating agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made monthly

        Income Taxes—As a limited liability company, NCM LLC's taxable income or loss is allocated to the founding members and managing member and, therefore, the only provision for income taxes included in the financial statements is for income-based state and local taxes.

        Accumulated Other Comprehensive Loss—Accumulated other comprehensive income/(loss) consists of the fair value of derivative instruments and income of $35.1 million, income of $1.4 million and a loss of $10.9 million as of December 27, 2012, December, 29, 2011 and December 30, 2010, respectively.

        Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 6—Borrowings, there is a balance of $18.3 million and $12.6 million in deferred financing costs as of December 27, 2012 and December 29, 2011, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligation and are included in interest on borrowings, which approximates the effective interest method.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Beginning Balance	$12.6	$7.3	$9.2
Debt issuance payments	14.0	9.1	—
Amortization of debt issuance costs	(2.4)	(2.3)	(1.9)
Write-off of debt issuance costs	(5.9)	(1.5)	—

Ending balance	$18.3	$12.6	$7.3

        Other Investment—The Company received equity securities in a privately held company as consideration for an advertising contract. The equity securities are accounted as a cost method investment. At December 27, 2012 and December 29, 2011, the carrying amount of the investment was $0.8 million and $0.2 million, respectively. There were no identified events or changes in circumstances that had an adverse effect on the fair value of the investment.

        Share-Based Compensation—NCM, Inc. issues two types of share-based compensation awards: stock options and non-vested (restricted) stock. Compensation cost of non-vested stock is valued based on the market price on the grant date, the probability of vesting and is expensed over the vesting period. Compensation cost of stock options is based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation—Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of the Company. Refer to Note 7—Share Based Compensation.

        Fair Value Measurements—Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

  Level 1—Quoted prices in active markets for identical assets or liabilities.

  Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  Level 3—Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Derivative Instruments—The Company is exposed to various financial and market risks including changes in interest rates that exist as part of its ongoing operations. The Company utilizes certain derivative instruments to enhance its ability to manage these risks. In accordance with ASC 815—Derivatives and Hedging, the effective portion of changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in Accumulated Other Comprehensive Income ("AOCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffectiveness associated with designated cash flow hedges, as well as any change in the fair value of a derivative that is not designated as a hedge, is recorded immediately in the Statements of Operations. Refer to Note 11—Derivative Instruments and Hedging Activities.

  Recent Accounting Pronouncements

        In December 2011, the FASB issued Accounting Standards Update 2011-12—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 ("ASU 2011-12"). ASU 2011-12 indefinitely defers the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to the Company's evaluation for the adoption of ASU 2011-05, the adoption of this guidance does not have a material effect on the Company's financial statements.

        The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

2. PROPERTY AND EQUIPMENT

        The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of December 27, 2012	As of December 29, 2011
Equipment, computer hardware and software	$84.3	$73.7
Leasehold Improvements	3.4	3.4
Less accumulated depreciation	(63.1)	(54.8)

Subtotal	24.6	22.3
Construction in Progress	1.1	2.3

Total property and equipment	$25.7	$24.6

        For the years ended December 27, 2012, December 29, 2011, and December 30, 2010, the Company recorded depreciation expense of $8.7 million, $8.8 million, and $11.4 million, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS

        The Company's intangible assets consist of contractual rights with the founding members and network affiliates. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. The Company's intangible assets with its founding members are recorded at the fair market value of NCM, Inc.'s publicly traded stock as of the date on which the common membership units were issued. The Company's common membership units are fully convertible into NCM, Inc.'s common stock. The Company also records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. Pursuant to ASC 350-10—Intangibles—Goodwill and Other, the Company's intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and the Company can utilize the theatres for all of its services.

        The following is a summary of the Company's intangible assets (in millions):

	As of December 29, 2011	Additions(1)	Amortization	Other(2)	As of December 27, 2012
Gross carrying amount	$295.7	$17.1	$—	$—	$312.8
Accumulated amortization	(20.8)	—	(11.7)	—	(32.5)

Total intangible assets, net	$274.9	$17.1	$(11.7)	$—	$280.3

	As of December 30, 2010	Additions(3)	Amortization	Other(2)	As of December 29, 2011
Gross carrying amount	$286.0	$10.4	$—	$(0.7)	$295.7
Accumulated amortization	(10.8)	—	(10.0)	—	(20.8)

Total intangible assets, net	$275.2	$10.4	$(10.0)	$(0.7)	$274.9

(1)
During the first quarter of 2012, the Company issued 651,612 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC's network during 2011. The Company recorded a net intangible asset of $9.9 million in the first quarter of 2012 as a result of the common unit adjustment. In lieu of surrendering 16,727 units, AMC paid NCM LLC $0.2 million in the first quarter of 2012.

During 2012, the Company purchased intangible assets for $7.2 million associated with network affiliate agreements. The assets will be amortized over the term of the respective agreements.

(2)
See Note 5—Related-Party Transactions for further information on integration payments.

(3)
During the first quarter of 2011, our founding members returned a net 322,751 common membership units to NCM LLC. This results in an adjustment to the previously issued common membership units issued in exchange for the rights to exclusive access in accordance with the ESA, to net new theatre screens and attendees added by the founding members to NCM LLC's network.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS (Continued)

  As a result, the Company recorded a reduction to the intangible asset at fair value of the common membership units of $5.5 million.

  During 2011, the Company purchased intangible assets for $15.9 million associated with network affiliate agreements. The assets will be amortized over the term of the respective agreements.

        As of December 27, 2012 and December 29, 2011, the Company's intangible assets associated to the founding members, net of accumulated amortization was $258.7 million and $259.4 million, respectively with weighted average remaining lives of 23.6 years and 25.2 years as of December 27, 2012 and December 29, 2011, respectively.

        As of December 27, 2012 and December 29, 2011, the Company's intangible assets related to the network affiliates, net of accumulated amortization was $21.6 and $15.5 million, respectively with weighted average remaining lives of 19.7 years and 19.2 years as of December 27, 2012 and December 29, 2011, respectively.

        For the years ended December 27, 2012, December 29, 2011 and December 30, 2010 the Company recorded amortization expense of $11.7 million, $10.0 million and $6.4 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2013	$12.1
2014	12.1
2015	12.1
2016	12.1
2017	12.1

4. ACCRUED EXPENSES

        The following is a summary of the Company's accrued expenses (in millions):

	As of December 27, 2012	As of December 29, 2011
Make-good reserve	$1.2	$2.7
Accrued interest	12.9	9.5
Deferred rent	2.8	2.9
Other accrued expenses	1.4	1.1

Total accrued expenses	$18.3	$16.2

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

5. RELATED-PARTY TRANSACTIONS

        Founding Member and Managing Member Transactions—Following is a summary of the transactions between the Company and the founding members and its managing member (in millions):

	Years Ended
Included in the Statements of Income:	December 27, 2012	December 29, 2011	December 30, 2010
Revenues:
Beverage concessionaire revenue (included in advertising revenue)(1)	$39.7	$38.0	$37.2
Advertising inventory revenue (included in advertising revenue)(2)	0.2	0.2	1.3
Operating expenses:
Theatre access fee(3)	64.5	55.4	52.6
Revenue share from Fathom Events (included in Fathom Events operating costs)(4)	5.5	8.3	7.3
Purchase of movie tickets and concession products (included in Fathom Events operating costs)(5)	0.4	1.0	1.3
Purchase of movie tickets and concession products (included in selling and marketing costs)(5)	1.1	1.1	1.2
Administrative fee—managing member(6)	12.1	13.7	16.6
Included in the Balance Sheets:
Prepaid management fees to managing member(7)	0.8	1.0	0.8
Integration payments (in intangible assets)(8)	—	0.7	3.9

(1)
For the years ended December 27, 2012, December 29, 2011 and December 30, 2010, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from the Company to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent CPM.

(2)
The value of such purchases is calculated by reference to the Company's advertising rate card.

(3)
Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company's network and payments for access to higher quality digital cinema equipment.

(4)
These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.

(5)
Used primarily for marketing to the Company's advertising clients and marketing resale to Fathom Business customers.

(6)
Pursuant to the Company's operating agreement, as the sole manager of NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the president and chief executive officer, president of sales and marketing, executive vice president and chief financial officer, executive vice president and chief operations officer and executive vice president and general counsel. In exchange for these services, the Company reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

5. RELATED-PARTY TRANSACTIONS (Continued)

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

        Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.'s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 are as follows (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
AMC	$23.1	$25.3	$28.8
Cinemark	24.2	25.5	24.0
Regal	29.5	32.2	32.3
NCM, Inc.	72.8	78.7	71.0

Total	$149.6	$161.7	$156.1

        The mandatory distributions of available cash by the Company to its founding members for the quarter ended December 27, 2012 of $20.9 million, is included in amounts due to founding members in the Balance Sheets as of December 27, 2012 and will be made in the first quarter of 2013.

        Amounts due to founding members as of December 27, 2012 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.6	$0.9	$2.1
Cost and other reimbursement	(1.1)	(0.7)	(1.4)	(3.2)
Distributions payable	6.3	6.6	8.0	20.9

Total	$5.8	$6.5	$7.5	$19.8

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

5. RELATED-PARTY TRANSACTIONS (Continued)

        Amounts due to founding members as of December 29, 2011 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.5	$0.6	$1.6
Cost and other reimbursement	(0.5)	(0.5)	(0.7)	(1.7)
Distributions payable, net	6.7	6.8	8.6	22.1

Total	$6.7	$6.8	$8.5	$22.0

        Related Party Affiliates—The Company enters into network affiliate agreements and Fathom agreements with network affiliates for NCM LLC to provide in-theatre advertising and Fathom Events at theatre locations that are owned by companies that are affiliates of certain of the founding members or directors of NCM, Inc. Related party affiliate agreements are entered into at terms that are similar to those of the Company's other network affiliates.

        Following is a summary of advertising operating costs in the Statements of Income between the Company and its related party affiliates (in millions):

	Years Ended
Related Party Affiliate	December 27, 2012	December 29, 2011	December 30, 2010
Starplex(1)	$3.2	$2.9	$—
Showplex(2)	0.4	0.2	—
Other(3)	0.6	0.3	0.1

Total	$4.2	$3.4	$0.1

        Following is a summary of the accounts payable balance between the Company and its related party affiliates included in the Balance Sheets (in millions):

Related Party Affiliate	As of December 27, 2012	As of December 29, 2011
Starplex(1)	$0.7	$0.7
Showplex(2)	0.1	0.1
Other(3)	0.1	0.1

Total	$0.9	$0.9

(1)
The Company entered into a network affiliate agreement in 2009 with Starplex Operating L.P. ("Starplex"), an affiliate of Cinemark.

(2)
The Company entered into a digital content agreement and a Fathom agreement in 2011 with Showplex Cinemas, Inc. ("Showplex"), an affiliate of one of NCM, Inc.'s directors.

(3)
Other affiliates include LA Live Cinemas LLC ("LA Live"), an affiliate of Regal, and Texas Cinemas, Corp., an affiliate of one of NCM, Inc.'s directors.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

5. RELATED-PARTY TRANSACTIONS (Continued)

        National CineMedia, Inc.—The management services agreement provides that the Company may participate in the NCM, Inc., equity incentive plan (see Note 7—Share-Based Compensation).

        Amounts due to/from managing member were comprised of the following (in millions):

	As of December 27, 2012	As of December 29, 2011
Distribution payable	$19.8	$21.0
Costs and other reimbursement	(4.5)	0.2

Total	$15.3	$21.2

6. BORROWINGS

        The following table summarizes the Company's total outstanding debt as of December 27, 2012 and December 29, 2011 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 27, 2012	December 29, 2011	Maturity Date	Interest Rate
Revolving Credit Facility	$14.0	$44.0	November 26, 2017(a)	(b)
Term Loan	265.0	550.0	November 26, 2019	(b)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	—	April 15, 2022	6.000%

Total	$879.0	$794.0

(a)
A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.

(b)
The interest rates on the revolving credit facility and term loan are described below.

        Senior Secured Credit Facility—The Company's senior secured credit facility consists of a $124.0 million revolving credit facility and a $265.0 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

        Revolving Credit Facility—The revolving credit facility portion is available, subject to certain terms and conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. The Company entered into two amendments to the senior secured credit facility during 2012. As a result, the Company's total availability under the revolving credit facility is $124.0 million. On April 27, 2012, the Company entered into an amendment (the "Amendment") to its senior secured credit facility which resulted in the maturity of the remaining $105.0 million available under the revolving credit facility to be extended to April 27, 2017, subject to acceleration if the term loan under the senior secured credit facility is not repaid, refinanced or extended by December 31, 2014. The Amendment became effective upon the completion of the private placement of the Senior Secured Notes (defined and discussed below) on April 27, 2012.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

6. BORROWINGS (Continued)

        On November 26, 2012, the Company entered into an amendment and restatement of its senior secured credit facility, by and among NCM LLC, Barclays Bank PLC, as administrative agent, and certain lenders party thereto (the "Amended Credit Facility"). Under the Amended Credit Facility, the amount available under the Company's revolving credit facility was increased from $119.0 million to $124.0 million. The maturity date applicable to the $14.0 million outstanding principal formerly held by Lehman remained December 31, 2014. The maturity date applicable to the remaining outstanding principal was extended to November 26, 2017. The unused line fee is 0.50% per annum.

        Of the total available, $14.0 million outstanding principal of the revolving credit facility formerly held by Lehman Brothers Holdings, Inc. ("Lehman") will not be repaid in connection with any future prepayments of the revolving credit facility amounts, but rather Lehman's share of the revolving credit facility will be paid in full by NCM LLC to the successor lenders, along with any accrued and unpaid fees and interest, on the termination date of December 31, 2014.

        Borrowings under the revolving credit facility bear interest at the Company's option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). As part of the July 2011 amendment, the applicable margins on the $110.0 million portion of the revolving credit facility increased by 75 basis points based upon the then current senior secured leverage ratio to the LIBOR index plus 2.25% or the base rate plus 1.25%. The margin on the $14.0 million portion of the revolving credit facility remained unchanged at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 27, 2012 was 1.74%.

        Term Loan—As a result of the Amended Credit Facility, the aggregate principal amount under the term loan increased from $225 million to $265 million and the maturity date was extended from February 13, 2015 to November 26, 2019. The interest rate was increased from the LIBOR index plus 1.50% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the Credit Facility) plus 0.50%, at the Company's option, to the LIBOR index plus 3.25% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the Credit Facility) plus 2.25%, at the Company's option. The loan was entered into with an original issue discount of 0.75%. The amendment resulted in a $3.4 million non-cash charge for the write-off of net deferred issuance costs.

        In connection with the amendment to the senior secured credit facility on April 27, 2012 and the private placement of $400.0 million of Senior Secured Notes (defined below), the Company paid down the term loan by $325.0 million, reducing the balance from $550.0 million to $225.0 million resulting in a non-cash charge of $2.5 million for the write-off of net deferred issuance costs associated with the payment on the term loan. Prior to the Amended Credit Facility, interest rate swaps resulted in the entire $225.0 million term loan having a fixed annual interest rate of 6.484% (both those accounted for as hedges and those that are not). The interest rate swaps were terminated as part of the Amended Credit Facility. See Note 11—Derivative Instruments and Hedging Activities for further discussion of the interest rate swaps.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

6. BORROWINGS (Continued)

        The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 27, 2012, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis. The Company is permitted to make quarterly dividend payments and other payments based on the Company's leverage ratios so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made if the consolidated net senior secured leverage ratio is less than or equal to 6.5 times.

        There are no borrower distribution restrictions as long as the Company's consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. If there are limitations on the restricted payments, the Company may not declare or pay any dividends, or make any payments on account of the Company, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiary, or make any other distribution for obligations of the Company. When these restrictions are effective, the Company may still pay the services fee and reimbursable costs pursuant to terms of the management agreement. The Company can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to the Company's founding members.

        As of December 27, 2012, the Company's net senior secured leverage ratio was 3.1 times (versus the covenant of 6.5 times).

        Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes ("Senior Unsecured Notes") for which the exchange offering was completed on September 22, 2011. The Senior Unsecured Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company's existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain covenants with which the Company was in compliance as of December 27, 2012.

        Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the "Senior Secured Notes"). The Senior Secured Notes have a maturity date of April 15, 2022 and pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as NCM LLC's senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC's obligations under the senior secured credit facility. The Senior Secured Notes contain certain covenants with which the Company was in compliance as of December 27, 2012.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

6. BORROWINGS (Continued)

        Future Maturities of Borrowings—The scheduled annual maturities on the senior secured credit facility and Senior Secured and Senior Unsecured Notes as of December 27, 2012 are as follows (in millions):

Year	Amount
2013	$—
2014	14.0
2015	—
2016	—
2017	—
Thereafter	865.0

Total	$879.0

7. SHARE-BASED COMPENSATION

        At the date of the IPO, NCM, Inc. adopted the NCM, Inc. 2007 Equity Incentive Plan. As of December 27, 2012, there were 10,076,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 1,851,975 remain available for grants as of December 27, 2012. Options awarded under the Equity Incentive Plan are granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date NCM, Inc.'s board of directors approves the grant. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM, Inc.'s common stock represented by such awards. Options and non-vested restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees.

        The Company recognized $4.7 million, $7.5 million and $7.0 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively, of share-based compensation expense and $0.1 million were capitalized during each of the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. As of December 27, 2012, unrecognized compensation cost related to unvested options was approximately $3.7 million, which will be recognized over a weighted average remaining period of 1.5 years.

        The weighted average grant date fair value of granted options was $4.08, $3.81 and $4.84 for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The intrinsic value of options exercised during the year was $1.4 million, $1.5 million and $2.2 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The total fair value of awards vested during the years ended December 27, 2012, December 29, 2011 and December 30, 2010 was $7.8 million, $6.2 million and $3.2 million, respectively.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model that uses the assumptions noted in the table below. Expected volatilities are based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

7. SHARE-BASED COMPENSATION (Continued)

are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used in the valuation of the options for the years ended December 27, 2012, December 29, 2011 and December 30, 2010:

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Expected term (in years)	6.0	6.0	6.0
Risk free interest rate	.8% - 1.1%	1.2% - 2.4%	1.4% - 3.8%
Expected volatility	53.2% - 54.6%	30.0% - 53.6%	39.0%
Dividend yield	5.5%	3.8% to 4.0%	3.8% to 4.0%

        A summary of option award activity under the Equity Incentive Plan as of December 27, 2012, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2011	4,837,572	$16.25
Granted	562,623	13.28
Exercised	(241,939)	9.31
Forfeited	(173,233)	19.64
Expired	(71)	17.46

Outstanding at December 27, 2012	4,984,952	$16.13	7.6	$3.6
Exercisable at December 27, 2012	3,083,131	$16.09	7.2	$2.8
Vested and Expected to Vest at December 27, 2012	4,965,564	$16.14	7.6	$3.5

        The following table summarizes information about the stock options at December 27, 2012, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 27, 2012	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable as of December 27, 2012	Weighted Average Exercise Price
$5.35 - $13.55	1,165,240	7.5	$11.09	604,908	$9.44
$13.56 - $16.66	1,114,470	8.3	16.01	916,694	16.23
$16.67 - $16.97	915,650	7.1	16.97	605,895	16.97
$16.98 - $18.38	1,237,326	8.1	18.28	487,744	18.23
$18.39 - $26.76	552,266	6.3	20.80	467,890	21.00

	4,984,952	7.6	$16.13	3,083,131	$16.09

        Non-vested (Restricted) Stock—NCM, Inc. has a non-vested stock program as part of the Equity Incentive Plan. The plan provides for non-vested stock awards to officers, board members and other

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

7. SHARE-BASED COMPENSATION (Continued)

key employees. Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, board members and key employees, subject to requisite service and meeting financial performance targets (for certain grants beginning in 2009), and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends from NCM, Inc. and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally, the accrued cash dividends for 2010, 2011 and 2012 grants are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. Non-vested stock awards granted in 2009 through 2012 (except grants to board members) include performance vesting conditions, which permit vesting to the extent that NCM, Inc. achieves specified non-GAAP targets at the end of the measurement period. The length of the measurement period is two to three years. Non-vested stock granted to non-employee directors vest after one year.

        The Company recorded $4.3 million, $4.3 million and $7.0 million in compensation expense related to such outstanding non-vested shares during the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. No compensation expense was recorded for the 2011 non-vested restricted stock grants subject to performance conditions as the grants are not expected to vest due to the projected underperformance against the specified non-GAAP targets as of December 27, 2012. Of the $7.0 million in compensation expense for the year ended December 30, 2010, $1.6 million was related to the Company's expected performance against the specified non-GAAP targets for the 2009 and 2010 grants as of December 30, 2010.

        During the years ended December 27, 2012, December 29, 2011 and December 30, 2010 there was $0.1 million, $0.1 million and $0.1 million capitalized, respectively. As of December 27, 2012, unrecognized compensation cost related to non-vested stock was approximately $3.6 million, which will be recognized over a weighted average remaining period of 1.7 years. The weighted average grant date fair value of non-vested stock was $13.23, $17.66 and $17.24 for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The total fair value of awards vested was $6.9 million, $1.8 million and $1.6 million during the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively.

        A summary of restricted stock award activity under the Equity Incentive Plan as of December 27, 2012, and changes during the year then ended are presented below:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested as of December 29, 2011	1,285,508	$16.92
Granted	911,491	13.23
Exercised/released	(454,850)	15.72
Forfeited	(35,021)	16.02

Non-vested as of December 27, 2012	1,707,128	$15.30

8. EMPLOYEE BENEFIT PLANS

        The Company sponsors the NCM 401(k) Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

8. EMPLOYEE BENEFIT PLANS (Continued)

The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.0 million, $0.9 million and $0.9 million during the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively.

9. COMMITMENTS AND CONTINGENCIES

        Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position or results of operations.

        Operating Commitments—The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, was $2.3 million, $2.3 million and $2.2 million, respectively.

        Future minimum lease payments under noncancelable operating leases as of December 27, 2012 are as follows (in millions):

Year	Minimum Lease Payments
2013	$2.5
2014	2.5
2015	2.5
2016	2.6
2017	2.0
Thereafter	5.9

Total	$18.0

        Minimum Revenue Guarantees—As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $47.3 million over the remaining terms of the network affiliate agreements. As of December 27, 2012 and December 29, 2011, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

10. FAIR VALUE MEASUREMENTS

        Fair Value of Financial Instruments—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company's financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 27, 2012		As of December 29, 2011
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
Term Loan	$265.0	$265.8	$550.0	$530.6
Senior Unsecured Notes	200.0	222.0	200.0	198.4
Senior Secured Notes	400.0	425.5	—	—

(1)
The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company's analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

        Recurring Measurements—The fair values of the Company's assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of December 27, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Other investment(1)	0.8	—	0.8	—

Total assets	$0.8	$—	$0.8	$—

(1)
Other investment—The Company's other investment are equity securities in a privately held company.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

10. FAIR VALUE MEASUREMENTS (Continued)

		Fair Value Measurements at Reporting Date Using
	As of December 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Other investment(1)	$0.2	$—	$0.2	$—

Total assets	$0.2	$—	$0.2	$—

LIABILITIES:
Current portion of interest rate swap agreements(2)	$24.0	$—	$24.0	$—
Interest rate swap agreements(2)	46.8	—	46.8	—

Total liabilities	$70.8	$—	$70.8	$—

(1)
Other Investment—The Company's other investment are equity securities in a privately held company.

(2)
Interest Rate Swap Agreements—Refer to Note 11.

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objectives and Strategies

        The Company is exposed to various financial and market risks including changes in interest rates that exist as part of its ongoing operations and utilizes certain derivative instruments to enhance its ability to manage these risks.

Accounting for Derivative Instruments and Hedging Activities

        In accordance with ASC 815—Derivatives and Hedging, the effective portion of changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

        The Company formally documents all relationships between hedging instruments and the underlying hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that have been designated as cash flow hedges to forecasted transactions. The Company formally assesses, both at inception of the hedge and on an ongoing basis, whether the hedge is highly effective in offsetting changes in cash flows of the underlying hedged items. The Company also performs an assessment of the probability of the forecasted transactions on a periodic basis. If it is determined that a derivative ceases to be highly effective during the term of the hedge or if the forecasted transaction is no longer probable, the Company discontinues hedge accounting prospectively for such derivative.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        As of December 27, 2012 and December 29, 2011, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

		Fair Value of Derivative Liability as of
	Balance Sheet Location	December 27, 2012	December 29, 2011
Derivatives designated as hedging instruments in cash flow hedges:
Current portion of interest rate swap agreements	Current Liabilities	$—	$18.0
Interest rate swap agreements	Other Liabilities	—	35.1
Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	—	6.0
Interest rate swap agreements	Other Liabilities	—	11.7

Total derivatives		$—	$70.8

        During 2012, the Company entered into two amendments to the senior secured credit facility (see Note 6—Borrowings) resulting in amendments to our derivative instruments.

        On April 27, 2012, the Company amended its existing interest rate swap agreements terminating a notional amount of $325.0 million (the aggregate amount of the term loan prepayment) such that 100% of the Company's interest rate exposure relating to the remaining $225.0 million term loan debt balance remained hedged at 6.484%. Since the forecasted transactions, or quarterly interest payments, on the $325.0 million term loan prepayment are no longer probable of occurring, the Company discontinued cash flow hedge accounting on those swaps and reclassified the corresponding outstanding balance in AOCI related to those interest rate swaps into earnings. As a result, the Company recorded a loss of approximately $26.7 million related to the partial swap terminations and paid approximately $40.2 million in breakage fees.

        The swaps were terminated ratably among the four counterparties, however the Company's cash flow hedge accounting designation for each swap was pegged to varying balances of the underlying term loan. Cash flow hedge accounting was discontinued because the underlying debt instrument is no longer outstanding and the interest payments are no longer probable.

        The Company also discontinued cash flow hedge accounting for swaps in which the Company terminated its swap with the counterparty, however, the corresponding term loan associated with those swaps remained outstanding. In accordance with ASC 815, the net derivative loss related to the discontinued cash flow hedges shall continue to be reported in AOCI because it is probable that the forecasted transaction will occur by the end of the originally specified time period.

        In connection with the amendment to the term loans on November 26, 2012, the entire notional amount of NCM LLC's interest rate swaps with four counterparties, equal to $225.0 million, was terminated such that the Company's interest rate exposure related to the Amended Term Loan will be unhedged. The Company paid approximately $23.2 million in breakage fees in connection with the swap. The net derivative loss related to the discontinued cash flow hedges shall continue to be reported in AOCI because it is probable that the forecasted transaction will occur by the end of the originally specified time period.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        As of December 27, 2012, a total of $21.9 million of cash flow hedges remaining in AOCI will be amortized in the Statements of Income over the original swap term or February 13, 2015. The Company estimates approximately $10.3 million will be amortized to change in derivative fair value in the Statements of Income in the next 12 months.

        During the periods presented, the Company also recorded changes in the fair value and amortization of AOCI related to an interest rate swap in which the Company discontinued cash flow hedge accounting in 2008 due to the bankruptcy of its counterparty. In connection with the swap terminations in April 2012, the entire balance of this swap was terminated and the remaining balance in AOCI of $3.5 million was reclassified into earnings during the second quarter of 2012.

        The effect of derivative instruments in cash flow hedge relationships on the financial statements for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM, Inc.'s Other Comprehensive Income (Pre-tax)			Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	Years Ended			Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010	December 27, 2012	December 29, 2011	December 30, 2010
Interest Rate Swaps	$26.0	$(18.1)	$(30.3)	$(9.1)	$(19.5)	$(19.4)

        The effect of derivatives not designated as hedging instruments under ASC 815 on the financial statements for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 were as follows (in millions):

		Gain (Loss) Recognized in Non-Operating Expenses (Pre-tax)
		Years Ended
Derivative Instruments not Designated as Hedging Instruments	Income Statement Location	December 27, 2012	December 29, 2011	December 30, 2010
Realized loss on derivative instruments	Interest on borrowings	$(5.1)	$(6.5)	$(6.2)
Gain (loss) from change in fair value on cash flow hedges	Change in derivative fair value	3.0	—	(4.0)
Amortization of AOCI on discontinued cash flow hedges	Change in derivative fair value	(4.0)	(1.3)	(1.3)
Total		$(6.1)	$(7.8)	$(11.5)

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

12. SEGMENT REPORTING

        Advertising revenue accounts for 91.2%, 88.7% and 88.7%, of revenue for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The following table presents revenues less directly identifiable expenses to arrive at income before income taxes for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs. Refer to Note 1—Segment Reporting.

	Year Ended December 27, 2012 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$409.5	$39.3	$—	$448.8
Operating costs	95.8	29.0	18.9	143.7
Selling and marketing costs	53.9	4.2	2.4	60.5
Administrative and other costs	2.6	0.8	29.0	32.4
Depreciation and amortization	—	—	20.4	20.4
Interest and other costs			90.2	90.2

Income before income taxes	$257.2	$5.3	$(160.9)	$101.6

	Year Ended December 29, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$386.2	$49.2	$—	$435.4
Operating costs	80.0	34.1	17.7	131.8
Selling and marketing costs	49.2	7.9	2.7	59.8
Administrative and other costs	2.6	0.8	27.9	31.3
Depreciation and amortization	—	—	18.8	18.8
Interest and other costs			58.9	58.9

Income before income taxes	$254.4	$6.4	$(126.0)	$134.8

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

12. SEGMENT REPORTING (Continued)

	Year Ended December 30, 2010 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$379.5	$48.0	$—	$427.5
Operating costs	74.3	32.4	20.0	126.7
Selling and marketing costs	46.5	8.1	3.3	57.9
Administrative and other costs	3.2	0.8	30.5	34.5
Depreciation and amortization	—	—	17.8	17.8
Interest and other costs			49.9	49.9

Income before income taxes	$255.5	$6.7	$(121.5)	$140.7

        The following is a summary of revenues by category (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
National advertising revenue	$288.7	$267.6	$272.0
Local advertising revenue	81.1	80.6	70.3
Founding member advertising revenue from beverage concessionaire agreements	39.7	38.0	37.2
Fathom Consumer revenue	34.2	35.0	31.5
Fathom Business revenue	5.1	14.2	16.5

Total revenue	$448.8	$435.4	$427.5

        During the first quarter of 2012, the Company began to wind down the Fathom Business Events division, to place more focus on the Fathom Consumer Events division.

13. VALUATION AND QUALIFYING ACCOUNTS

        The Company's valuation allowance for doubtful accounts for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 were as follows (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$4.3	$3.7	$3.6
Provision for bad debt	1.2	2.1	2.3
Write-offs, net	(1.0)	(1.5)	(2.2)

Balance at end of period	$4.5	$4.3	$3.7

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following represents selected information from the Company's unaudited quarterly Statements of Income for the years ended December 27, 2012 and December 29, 2011 (in millions):

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$79.1	$110.1	$143.7	$115.9
Operating expenses	62.1	64.8	65.6	64.5
Operating income	17.0	45.3	78.1	51.4
Net income(1)	3.2	1.8	62.9	33.1

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$70.8	$114.0	$136.0	$114.6
Operating expenses	55.8	63.8	62.0	60.1
Operating income	15.0	50.2	74.0	54.5
Net income	5.1	37.6	56.6	35.2

(1)
During the second quarter, the Company recorded a loss of approximately $26.7 million related to partial swap terminations. See Note 11—Derivative Instruments and Hedging Activities.

15. SUBSEQUENT EVENTS

        During the first quarter of 2013, NCM LLC issued 4,536,014 common membership units to its founding members, which is an adjustment to the previously issued common membership units issued in exchange for the rights to exclusive access, in accordance with the ESAs, to net new theatre screens and attendees added by the founding members to NCM LLC's network. As a result, NCM LLC recorded an intangible asset at fair value of the common membership units of $69.0 million. The Company based the fair value of the intangible asset on the market value of the common membership units when issued, which are freely convertible into NCM, Inc.'s common stock. Pursuant to ASC 350-10 Intangibles—Goodwill and Other, the intangible asset has a finite useful life and the Company will amortize the asset over the remaining useful life corresponding with the ESAs.

Independent Auditors' Report

The Members
Digital Cinema Implementation Partners, LLC

        We have audited the accompanying consolidated financial statements of Digital Cinema Implementation Partners, LLC and Subsidiaries, which comprise the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, members' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements.

Management's Responsibility for the Financial Statements

        Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

        Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

        An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

        We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Cinema Implementation Partners, LLC and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in accordance with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey
February 20, 2013

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$19,161	$2,866
Accounts receivable, net	36,953	29,976
Other current assets	208	195

Total current assets	56,322	33,037
Property and equipment, net	900,186	776,387
Deferred financing costs, net	24,894	32,091
Deferred warranty reimbursement costs, net	190,351	219,757
Restricted cash	11,396	14,271
Other noncurrent assets	26,783	12,239

Total assets	$1,209,932	$1,087,782

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,455	$28,153
Current maturities of long-term debt	24,700	2,200
Warranty reimbursement liability, current	7,056	3,790

Total current liabilities	54,211	34,143
Warranty reimbursement liability (excluding current)	223,464	236,554
Long-term debt (excluding current)	763,176	692,416
Derivative liabilities	29,419	34,580
Other noncurrent liabilities	76	42

Total liabilities	1,070,346	997,735
Commitments
Members' equity	139,586	90,047

Total liabilities and members' equity	$1,209,932	$1,087,782

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands)

	Years Ended December 31,
	2012	2011
REVENUES
Virtual print fees	$158,327	$109,396
Exhibitor lease fees	13,114	8,633
Alternative content fees	955	764
Peak period payments	343	243
Management fees	2,149	1,672

Subtotal, operating revenues	174,888	120,708
Warranty reimbursement costs	(23,371)	(16,737)
Exhibitor lease, step-up rent adjustment	14,500	9,453

Net operating revenues	166,017	113,424

OPERATING EXPENSES
General and administrative	9,796	7,749
Depreciation and amortization	53,558	35,167

Total operating expenses	63,354	42,916

Operating income	102,663	70,508

INTEREST EXPENSE
Interest	58,574	43,918
Paid-in-kind interest	5,459	4,286
Amortization of deferred financing costs	7,198	7,658
Derivative (gain) loss	(5,161)	17,160

Total interest expense	66,070	73,022

OTHER INCOME (EXPENSE)
Interest income	5	4
Loss on sale of assets	(43)	—
Other income	197	—

Total other income, net	159	4

Net income (loss)	$36,752	$(2,510)

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

($ in thousands)

	Years Ended December 31,
	2012	2011
Balance, beginning of year	$90,047	$63,942
Capital contributions	12,787	28,615
Net income (loss)	36,752	(2,510)

Balance, end of year	$139,586	$90,047

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years Ended December 31,
	2012	2011
Operating activities:
Net income (loss)	$36,752	$(2,510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,558	35,167
Amortization of deferred warranty reimbursement costs	23,371	16,737
Amortization of deferred financing costs	7,198	7,658
Derivative loss	(5,161)	17,160
Loss on sale of assets	43	—
Paid-in-kind interest	5,459	4,286
Changes in operating assets and liabilities:
Accounts recevable	(6,977)	(15,997)
Other current and noncurrent assets	(14,557)	(9,311)
Accounts payable and accrued liabilities	2,432	207
Warranty reimbursement liability	(2,428)	(733)
Payment of prior period warranty reimbursement liability	(528)	—
Other noncurrent liabilities	34	(37)

Net cash provided by operating activities	99,196	52,627

Investing activities:
Purchase of property and equipment	(160,320)	(423,927)
Payment of prior period property and equipment	(26,341)	(37,416)
Sale of property and equipment	298	—
Restricted cash	2,875	(7,797)

Net cash used in investing activities	(183,488)	(469,140)

Financing activities:
Increase in long-term debt	90,000	603,750
Paydown of long-term debt	(2,200)	(206,650)
Capital contributions from Members	12,787	28,615
Deferred financing costs	—	(11,684)

Net cash provided by financing activities	100,587	414,031

Net increase (decrease) in cash and cash equivalents	16,295	(2,482)
Cash and cash equivalents, beginning of year	2,866	5,348

Cash and cash equivalents, end of year	$19,161	$2,866

Supplemental schedule of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued liabilities	$17,378	$26,341

Warranty reimbursement payable in accounts payable and accrued liabilities	$1,361	$528

Deferred warranty asset and warranty reimbursement obligation	$(6,035)	$122,636

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations

        Digital Cinema Implementation Partners, LLC, ("DCIP", and together with its consolidated wholly-owned subsidiaries, the "Company") was formed as a Delaware limited liability company on February 12, 2007 for the purpose of raising third-party capital to purchase and deploy digital cinema projection equipment ("Digital Systems") in theatres located throughout the United States and Canada. The Company is headquartered in New Jersey and has offices in Colorado and Minnesota. The Company is owned by its founding members American Multi-Cinema, Inc. ("AMC"), Cinemark Media, Inc. ("Cinemark") and Regal/DCIP Holdings, LLC ("Regal") (collectively, the "Founding Members").

        On March 10, 2010, the Company completed an initial financing transaction for the deployment of Digital Systems utilizing its subsidiary entities Kasima, LLC ("Kasima"), Kasima Holdings, LLC ("Holdings") and Kasima Parent Holdings, LLC ("Parent") to execute its business plan. Kasima is a wholly-owned subsidiary of Holdings, Holdings is a wholly-owned subsidiary of Parent and Parent is a wholly-owned subsidiary of the DCIP. On March 31, 2011, the Company obtained the incremental financing necessary to complete its planned deployment of Digital Systems. See Note 3 for a more detailed description of these financing transactions.

        Digital Systems are purchased by Kasima and leased to each Founding Member or one of its affiliates (each such entity, an "Exhibitor") pursuant to the terms of a Master Equipment Lease Agreement ("ELA"). Kasima facilitates the installation of the leased Digital Systems into each Exhibitor's theatres pursuant to the terms of an Installation Agreement. The Exhibitor is responsible for the ongoing maintenance and insurance of the Digital Systems. The Company has also entered into (and assigned to Kasima) long-term Digital Cinema Deployment Agreements ("DCDAs") with six major motion picture studios ("Major Studios") pursuant to which Kasima receives a virtual print fee ("VPF") each time the studio books a film or certain other content on the Digital Systems. Other content distributors have entered into DCDAs or shorter term agreements with the Company that provide for the payment of VPFs to Kasima for bookings of the distributor's content on a Digital System.

        On June 20, 2011, DCIP and Canadian Digital Cinema Partnership ("CDCP") entered into a long-term management services agreement (an "MSA" and with respect to CDCP, the "CDCP MSA") to manage a similar deployment of Digital Systems in Canada and to perform certain other specified services for CDCP related thereto (see Note 2). CDCP is a Canadian limited partnership formed by Cineplex Entertainment LP ("Cineplex") and Empire Theatres Ltd. ("Empire") to facilitate the purchase and deployment of Digital Systems to their theatres in Canada. On April 1, 2012, DCIP entered into a long-term MSA with Cinemark USA, Inc., a Texas corporation and an affiliate of Cinemark, to manage deployment of Digital Systems to theatres operated by its affiliates in Latin America (the "CNI MSA").

Note 2—Summary of Significant Accounting Policies

Principles of consolidation

        The consolidated financial statements include the accounts of DCIP and its subsidiaries. Intercompany accounts have been eliminated in consolidation.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Use of estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company's most significant estimates relate to depreciation and recoverability of property and equipment, amortization, the valuation of derivative agreements and the reimbursement liability concerning equipment warranty and replacement costs under the ELAs. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

Cash and cash equivalents

        The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of the Company's cash equivalents approximates fair value due to the short maturities of these investments and consists primarily of money market funds and other overnight investments. The Company maintains bank accounts with major banks, which from time to time may exceed the Federal Deposit Insurance Corporation's insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Concentration of credit risk

        At December 31, 2012 and 2011, the Company had five customers that represented 56% and 62%, respectively, of operating revenues and five customers that represented 63% and 71%, respectively, of net accounts receivable. These customers are each parties to DCDAs. None of the Company's other customers individually represented more than 10% of operating revenues or accounts receivable at December 31, 2012 and 2011.

        The Company has credit risk associated with certain accounts receivable, which consists primarily of amounts owed by the Major Studios and other digital content distributors. The Company actively monitors the status of its accounts receivable and has mechanisms in place to minimize the potential for incurring material accounts receivable credit losses. At December 31, 2012 and 2011, management has determined that there is no requirement for an allowance for doubtful accounts.

Concentration of supplier risk

        The Company currently purchases Digital System components from a limited number of suppliers. The inability to obtain certain components on a timely basis would limit the Company's ability to complete installation of such systems in a timely manner and could affect the amount of future revenues. In 2012 and 2011, two suppliers represented 81% and 74%, respectively, of the amount spent by the Company on Digital System component purchases.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Concentration in foreign countries

        The Company leases Digital Systems to AMC (pursuant to its ELA) for theatres located in Canada and receives revenues from CDCP pursuant to the CDCP MSA. During 2012, AMC sold the majority of its Canadian theatres to Cineplex and Empire, significantly reducing the number of Digital Systems leased by Kasima to AMC in Canada. The revenue earned from these operations is paid to the Company in U.S. dollars. For the years ended December 31, 2012 and 2011, revenues earned from Canadian sources totaled $2,494,000 and $2,228,000, respectively. The carrying value of equipment deployed in Canada at December 31, 2012 and 2011, totaled $197,000 and $2,798,000, respectively. The CNI MSA did not produce revenue for the year ended December 31, 2012.

Fair value and credit risk

        All current assets and liabilities are carried at cost, which approximates fair value due to the short-term maturities of those instruments. The Company's Credit Facility (see Note 7) is comprised of floating rate instruments and management believes fair value approximates carrying value. The Note Facility (see Note 7) is a fixed rate instrument for which the Company estimates fair value at approximately $172.8 million, a premium of $37.8 million to its carrying value. This estimate is based on the present value of the cash flows discounted at an estimated market interest rate. This rate was estimated based on the change in interest rates for risk free treasury bonds from the inception of the Note Facility to December 31, 2012 and was further adjusted based on management's assessment of business risk for the current operating entity contrasted to the development-stage entity at the inception of the Note Facility.

Property and equipment, net

        Property and equipment, net, is stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment and software	3 - 5 years
Leasehold improvements	5 years
Digital cinema projection equipment	17.5 years
Furniture and fixtures	7 years

        Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets. Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three to five years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software coding that does not add functionality to existing systems, are expensed as incurred. Upon the sale or other disposition of any property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the gain or loss on disposal is included in the statements of operations.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Deferred financing costs, net

        Deferred financing costs are amortized on a straight-line basis by a charge to interest expense over the terms of the respective financing agreements. Accumulated amortization of deferred financing costs at December 31, 2012 and 2011 totaled $19,228,000 and $12,029,000, respectively.

Fair value measurements

        The Company accounts for and reports the fair value of certain assets and liabilities. The Company applies fair value accounting for financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements.

        The Company utilizes valuation techniques that maximize the use of observable inputs (Levels 1 and 2) and minimize the use of unobservable inputs (Level 3) within the fair value hierarchy established by the Financial Accounting Standards Board Accounting Standards Codification ("ASC"):

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs reflecting the reporting entity's own assumptions.

        The following table sets forth, by level, the fair value measurements of the Company's consolidated financial liabilities ($ in thousands):

Fair Value Measurements

	December 31, 2012		Level 1	Level 2	Level 3
Fair value of Interest Rate Swap	$(29,725	)(1)	$—	$(29,725)	$—
Fair value of Interest Rate Cap	306	(1)	—	306	—

	$(29,419	)(1)	$—	$(29,419)	$—

(1)
Reported in derivative liabilities on the consolidated balance sheets.

        The fair value of the Company's obligation under its Interest Rate Swap and Interest Rate Cap (each as defined below) is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts and, therefore, is classified within Level 2. The Level 2 fair value of the Interest Rate Swap and Interest Rate Cap at December 31, 2011 was $(35,800) and $1,220, respectively.

Accounting for derivatives

        In March 2010, the Company executed (and in March 2011 amended) an interest rate swap agreement (as amended, the "Interest Rate Swap") and an interest rate cap agreement (the "Interest Rate Cap") to limit the Company's exposure to changes in interest rates. Derivative financial instruments such as the Interest Rate Swap and Interest Rate Cap are recorded at fair value. Changes

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

in the fair value of derivative financial instruments are either recognized in accumulated other comprehensive income (a component of Member's equity) or in the consolidated statements of operations depending on whether the derivative is being used to hedge changes in cash flows or fair value. The Company has determined that the Interest Rate Swap and Interest Rate Cap are not effective hedging transactions; therefore, the changes in market value of the Interest Rate Swap and Interest Rate Cap are recorded as interest expense in the consolidated statements of operations.

Income taxes

        The Company is a limited liability company and, as such, is treated as a partnership for federal and state income tax purposes. Accordingly, as a partnership for tax purposes, the Company is not a taxable entity and is not subject to federal or state income taxes. Income or loss of the Company as a limited liability company is reported to and included in the individual income tax returns of its members. Tax years ended on or about December 31, 2012, 2011, 2010 and 2009 remain open to examination by federal and state taxing authorities with regard to the allocation of income or losses by the Company to its members.

Impairment of long-lived assets

        The Company reviews the recoverability of its long-lived assets when events or conditions exist that indicate a possible impairment. The assessment for recoverability is based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of an asset, the asset is deemed not to be recoverable and possibly impaired. The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the carrying value of the asset exceeds its fair value. Fair value is determined by computing the expected future discounted cash flows. No impairment charges were recorded for the years ended December 31, 2012 or 2011.

Revenue recognition

        The majority of the Company's revenues are VPFs from Major Studios under the DCDAs. The Company earns VPF revenue when movies and certain other content distributed by Major Studios and other content distributors are booked and exhibited on screens utilizing the Company's Digital Systems. VPFs are earned and payable based on a fee schedule outlined in the DCDAs and other VPF agreements. The VPF revenue is recognized in the period in which it is earned, generally the first time the content is booked and exhibited in the theatre auditorium for which a Digital System has been installed.

        The DCDAs with the Major Studios require the payment of VPFs for a period that ends on the earlier to occur of (i) the tenth anniversary of the "mean deployment date" for all Digital Systems scheduled to be deployed over a period of up to five years, or (ii) the date the Company achieves "cost recoupment", each as defined in the DCDAs. Cost recoupment occurs when revenues attributable to the Digital Systems exceed the costs associated with their purchase (including financing), deployment, administration and other allowed amounts, all as defined in the DCDAs.

        In addition to VPF revenue, the Company also earns a fee each time certain digital content other than feature films (e.g., concerts, sporting events and opera performances) is booked and exhibited on

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

a Digital System. The Company refers to fees derived on a per-exhibition basis from these alternative forms of digital content as alternative content fees ("ACFs"). ACFs may be paid by the distributor of the alternative content pursuant to an agreement with the Company or by the Exhibitor showing the content pursuant to its ELA. ACF revenue is recognized in the period in which the alternative content is exhibited.

        Lease revenues in respect of the Digital Systems and certain other rental and usage fees are earned by the Company in accordance with the terms of the ELAs. All amounts due to the Company under these agreements are recognized as revenue when earned and any unearned amounts are recorded as deferred revenue. The initial lease term for each piece of equipment deployed under the ELAs begins on the date the equipment is placed in service and continues for 12 years, with the first and last month incurring one-half of the monthly lease payment otherwise due.

        The Company generates multiple revenue streams from the leased Digital Systems under the ELAs as follows:

          Lease fees are payable by the Exhibitors monthly and are comprised of a fixed base lease rate with a step-up in rate for all equipment (regardless of lease commencement date) on October 1, 2016. The Company recognizes lease revenue from these fees on a straight-line method making an allowance for the step-up in rent.

          Subject to certain minimum revenue tests in the ELAs, additional rent ("Additional Rent") may be due in respect of complexes ("Additional Rent Complexes") that are not 100% converted to digital within four weeks of the initial deployment of a Digital System in the complex by the Company. Additional Rent, if any, is calculated and recognized on a monthly basis, but billed and paid semi-annually.

          Contingent rent may be due under the ELAs if total revenues in respect of the Digital Systems deployed thereunder (calculated quarterly on a rolling last twelve month basis) fail to meet certain minimum revenue thresholds. The minimum revenue thresholds were prorated for the initial four quarters of the ELAs. Contingent rent, if any, is calculated and recognized monthly, but billed and paid quarterly.

          Peak period payments are due under the ELAs when the leased Digital Systems are taken out of service by an Exhibitor for one or more consecutive defined "peak periods" (generally a weekend) as a result of relocation, damage or a complex closing. Peak period payments, if any, are recognized, billed and paid monthly.

        In accordance with the ELAs the Exhibitors are required to acquire extended warranties with respect to the leased Digital Systems covering the period from the expiration of the initial included manufacturer's warranty through the date of repayment of the Credit Facility and Note Facility (each as defined in Note 7) (the "Warranty End Date"), but in no event later than 12 years from the effective date of the ELAs. Following the Warranty End Date, the Exhibitors may choose to continue extended warranty coverage through the expiration of the DCDAs (the "DCDA End Date"). The DCDA End Date will occur on the earlier of (i) the tenth anniversary of the "mean deployment date" of the Digital Systems or (ii) the date the Company achieves "cost recoupment", each as defined in the DCDAs. The Company expects that the Exhibitors will maintain extended warranty coverage through the DCDA End Date. Pursuant to the ELAs, the Company is required to reimburse the Exhibitor for the costs of the extended warranties (and/or equipment replacement costs) subject to quarterly caps set

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

forth in the ELAs. This contractual obligation by the Company to incur costs at a future date for the extended warranties or replacement costs when the leased equipment is purchased creates a liability at the purchase date and a contra revenue adjustment in respect of revenues derived under the ELAs that is recognized on a straight-line basis over the term of the lease. During the year ended December 31, 2012, based on deployments to date and revised projections of future deployments, management estimated that the "mean deployment date" has been accelerated by approximately one year from the date originally projected. As a result, management now estimates that the DCDA End Date will occur and the warranty reimbursement obligation will end during 2021 rather than 2022. This change in estimate resulted in a $45,481,000 reduction in the overall warranty liability and related warranty asset. The impact of this change on the Company's results of operations for the year ended December 31, 2012 and subsequent years is not material.

        The Company also earns revenues in respect of the services DCIP provides under the CDCP MSA. The revenues are earned ratably as the services are performed under the agreement.

Subsequent events

        The Company has evaluated subsequent events through February 20, 2013, which is the date the consolidated financial statements were available to be issued.

Note 3—Financing Transactions

        On March 10, 2010, the Company completed a financing transaction to enable the purchase, deployment and leasing of Digital Systems for approximately 10,000 movie theatre screens operated by the Exhibitors in the United States and Canada over the subsequent three to five years. On March 31, 2011, the Company completed an incremental financing transaction to enable the purchase, deployment and leasing of Digital Systems for approximately 4,700 additional movie theatre screens operated by the Exhibitors in the United States and Canada.

        The financing transaction completed in March 2010 consisted of a $79,472,000 equity contribution to DCIP from the Founding Members (subsequently contributed as equity to Kasima), a $135,000,000 long-term promissory note commitment (the Note Facility described in Note 7) to Parent from an investor group and a $445,000,000 senior secured loan commitment (also described in Note 7) to Kasima from a group of commercial banks. The equity contribution from the Founding Members consisted of $50,724,000 of previously installed Digital Systems and $28,748,000 of cash. The financing transaction completed in March 2011 consisted of a $220,000,000 incremental senior secured term loan (the Incremental Term Loan described in Note 7) to Kasima from a group of commercial banks and institutional investors.

Note 4—Consolidated Balance Sheet Components

Restricted cash

        The Company had restricted cash of $11,396,000 and $14,271,000 on hand at December 31, 2012 and 2011, respectively, in the form of an interest reserve escrow account related to the Credit Facility (see Note 7) and an excess cost escrow account for the funding of Digital Systems in excess of costs caps established in the related credit agreement.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Consolidated Balance Sheet Components (Continued)

Accounts receivable, net

        Accounts receivable, net consists of the following ($ in thousands):

	December 31,
	2012	2011
Accounts receivable	$38,087	$30,807
Accrued revenue	41	129
Deferred revenue(1)	(1,175)	(960)

Total accounts receivable, net	$36,953	$29,976

(1)
Deferred revenue consists of unearned amounts billed but not collected at December 31, 2012 and 2011.

Accounts payable and accrued liabilities

        Accounts payable and accrued liabilities consists of the following ($ in thousands):

	December 31,
	2012	2011
Accounts payable	$13,257	$23,814
Accrued equipment purchases leased to others	3,533	2,430
Accrued bonus and compensation	3,327	721
Warranty reimbursement payable	1,361	528
Accrued taxes payable	184	306
Accrued interest payable	163	288
Other accrued liabilities	51	66
Accrued equipment purchases, not deployed	579	—

Total accounts payable and accrued liabilities	$22,455	$28,153

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Property and Equipment, net

        Property and equipment, net consists of the following ($ in thousands):

	December 31,
	2012	2011
Equipment leased to others(1)	$993,648	$807,696
Equipment, not deployed	1,263	10,065
Computer equipment and software	4,674	4,599
Leasehold improvements	382	298
Furniture and fixtures	244	244

Total property and equipment	1,000,211	822,902
Less accumulated depreciation and amortization	(100,025)	(46,515)

Property and equipment, net	$900,186	$776,387

(1)
At December 31, 2012 and 2011, the approximate cost and carrying value of equipment leased to others was $994,000 and $808,000 and $898,000 and $764,000, respectively.

Note 6—Exhibitor Lease Fees

        The Company earns lease revenues and other fees through the lease of Digital Systems to the Exhibitors in accordance with the ELAs described in Note 2. The aggregate future minimum lease revenues due under non-cancellable equipment lease agreements that have initial or remaining terms in excess of one year as of December 31, 2012 are as follows ($ in thousands):

Year ending December 31,	Amount
2013	$14,147
2014	14,147
2015	14,147
2016	23,578
2017	42,441
Thereafter	224,677

Total	$333,137

        Revenues earned under the ELAs for the years ended December 31, 2012 and 2011 totaled $13,649,000 and $9,603,000, respectively.

Note 7—Long-term Debt

Credit facility

        On March 10, 2010, DCIP, Holdings and Kasima entered into a Credit Agreement with JPMorgan Chase Bank, N.A. as Administrative Agent and a group of lenders which agreed to provide Kasima a $110 million revolving line of credit ("Revolver") and a $335 million delayed draw term loan ("Term Loan"). On March 31, 2011 the Credit Agreement was amended and restated to include a $220 million incremental term loan (the "Incremental Term Loan" and together with the Revolver and the Term Loan, the "Credit Facility"). Borrowings under the Credit Facility are being used (i) to fund the purchase and installation of Digital Systems by Kasima, (ii) to reimburse the Company for its permitted operating expenses associated with management services it provides to Kasima and Holdings pursuant

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Long-term Debt (Continued)

to a management services agreement (the "MSA"), (iii) to fund payment of fees, interest and expenses payable under the Credit Facility, (iv) to fund distributions in respect of the Note Facility as permitted by the Credit Facility and (v) for other permitted operating expenses of Kasima and Holdings including interest reserve requirements, closing costs and upfront fees, associated with the Credit Facility. All costs of the Digital Systems exceeding established caps are funded by capital contributions from the Founding Members. Each borrowing under the Credit Facility must be at least $20 million and in $5 million increments.

        The net proceeds from the Incremental Term Loan ($205 million) were used to prepay a portion of the Company's then outstanding delayed draw Term Loans and the Company's existing lenders agreed to increase their lending commitments by the amount prepaid and to extend the date of their Term Loan commitments from March 10, 2012 to September 30, 2012. The Incremental Term Loan was fully drawn at closing on March 31, 2011. The Revolver is available following the availability of the Term Loan and subject to certain conditions through March 10, 2015, the maturity date (the "Original Maturity Date") of the Term Loan and Revolver. The maturity date of the Incremental Term Loan is March 31, 2017 (the "Incremental Maturity Date"). At December 31, 2012, the Revolver was fully drawn, subject to hold-back provisions contained in the Credit Facility. Each Term Loan, Incremental Term Loan and Revolver borrowing bears interest, at the option of Kasima, at either the Adjusted LIBO Rate or the Alternate Base Rate, each as defined in the Credit Facility, plus the defined Applicable Rate, which is 2.75% in the case of borrowings based on the Alternate Base Rate and 3.75% for borrowings based on the Adjusted LIBO Rate. The Incremental Term Loan is further subject to an Adjusted LIBO Rate floor of 1.25%. The commitment fee on undrawn amounts in respect of the Term Loan is 1.25% per annum and in respect of the Revolver is 0.50% per annum.

        The Incremental Term Loan amortizes at a rate of 1.00% of its original principal amount per annum, payable in quarterly increments of $550,000 that commenced on June 30, 2011, with the remaining balance, including any unpaid interest and fees, payable on the Incremental Maturity Date. Beginning September 30, 2013, in addition to interest in respect of all of its borrowings under the Credit Facility and undrawn commitment fees in respect of the Term Loan and Revolver, the Company must repay a principal amount of the Term Loan equal to $78.5 million in installments over a six quarter period ending December 31, 2014, with the balance of the Term Loan and Revolver, including any unpaid interest and fees outstanding, due on the Original Maturity Date. Kasima may at any time terminate or permanently reduce commitments under the Credit Facility without premium or penalty in $5 million increments of not less than $20 million. Following the first four quarter period for which Cash Flow from Operations exceeds Consolidated Fixed Charges (each as defined), the Credit Facility will be permanently reduced by quarterly prepayments required to be made by Kasima based on defined Excess Cash Flow.

        The "Borrower" under the Credit Facility is Kasima and the Credit Facility is guaranteed by Holdings and each direct or indirect subsidiary of Holdings other than the Borrower. The Credit Facility is secured by a first priority lien on all of the assets of the Company (with certain negotiated exclusions), including contract rights, cash and securities accounts and the Digital Systems on Exhibitors' premises. Company assets excluded from the Credit Facility collateral package include, but are not limited to the rights to receivables under the MSA and the membership interest in Holdings, which is pledged in support of the Note Facility.

        Under the Credit Facility, the Borrower is required to maintain compliance with certain financial covenants. Material covenants include an interest coverage ratio beginning June 30, 2013, average

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Long-term Debt (Continued)

revenues and bookings per screen performance measures, a minimum liquidity of $25 million comprised of undrawn Revolver balance, cash balances and interest reserve, and capital expenditure limitations. At December 31, 2012, the Borrower was in compliance with all of its Credit Facility covenants.

Note purchase agreement

        On March 10, 2010, Parent entered into a Note Purchase Agreement with Wilmington Trust Company as Parent Note Agent pursuant to which a group of mezzanine debt funds (the "Noteholders") affiliated with Highbridge Mezzanine Partners agreed to purchase, subject to certain conditions, notes (the "Parent Notes") issued by Parent due March 10, 2025 (the "Note Maturity Date") totaling $135 million (the "Note Facility"). The first purchase of Parent Notes occurred on March 10, 2010 in the amount of $52.5 million. The second purchase of Parent Notes occurred on May 14, 2010 in the amount of $28.8 million. The final purchase of Parent Notes occurred on April 6, 2011 in the amount of $53.7 million. The proceeds of the Note Facility are being and will be used for the purposes described for the Credit Facility above. The Company provides management services to Parent and is reimbursed for its out-of-pocket expenses up to a cap set forth in a management services agreement between the Company and Parent. All net proceeds of the Note Facility are being and will be contributed as equity to Holdings and then to Kasima, by each of Parent and Holdings, respectively. The Parent Notes issued bear interest at 15.12% per annum, of which 12.0% (the "Current Yield") is paid in cash quarterly subject to restrictions set forth in the Credit Facility. Accrued and unpaid interest ("PIK Interest") is added to the outstanding principal balance of Parent Notes on each Current Yield payment date. All outstanding Parent Notes together with any PIK Interest are due on the Note Maturity Date. The Company may at any time prepay the Parent Notes in increments of $1 million, subject to restrictions, on or after March 10, 2014 as set forth in the Note Facility.

        The Company's long-term debt at December 31, 2012 and 2011 consisted of the following ($ in thousands):

			Carrying Amount
		Interest Rate(2)
Instrument	Maturity Date		2012	2011
Term Loan	03/10/2015	4.07%	$335,000	$335,000
Incremental Term Loan	03/31/2017	5.00%	216,150	218,350
Revolver	03/10/2015	4.07%	90,000	—
Parent Notes(1)	03/10/2025	15.12%	146,726	141,266

Total Long-term Debt			$787,876	$694,616

(1)
Parent Notes include PIK Interest of $11,726 and $6,266 at December 31, 2012 and 2011, respectively.

(2)
Interest rates in effect at December 31, 2012. At December 31, 2011, Term Loan, Incremental Term Loan and Parent Notes interest rates were 4.33%, 5.00% and 15.12% respectfully.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Long-term Debt (Continued)

        The Company's aggregate maturities of long-term debt are as follows ($ in thousands):

Years Ending December 31,	Amount
2013	$24,700
2014	58,200
2015	348,700
2016	2,200
2017	207,350
2018 to 2024	—
2025	146,726

Total	$787,876

        Interest expense on long-term debt was $64,033,000 and $48,204,000 for the years ended December 31, 2012 and 2011, respectively, consisting of cash interest of $58,574,000 and $43,918,000, respectively, and PIK Interest of $5,460,000 and $4,286,000, respectively.

Derivatives

        The Interest Rate Swap and Interest Rate Cap contracts were entered into for interest expense cost protection from rising variable interest rates and are currently associated with the Company's Term Loan and Revolver, which mature on March 10, 2015, and its Incremental Term Loan, which matures on March 31, 2017. Under the Interest Rate Swap contracts, the Company receives current market LIBOR interest rate payments, subject to an interest rate floor for the Incremental Term Loan of 1.25%, and pays a fixed rate of 3.71% for the Term Loan and Revolver and 2.93% for the Incremental Term Loan per annum, each calculated on the same notional principal amount which changes for each fiscal quarterly period commencing as of the quarter ended September 30, 2010 and terminating on the contract expiration dates of March 31, 2015 and 2017, respectively. The Interest Rate Swap contracts in effect for the quarterly period ended December 31, 2012 required the Company to pay a fixed rate of 3.71% per annum on a notional contract amount of $334,075,000 (Term Loan) and 2.93% per annum on a notional contract amount of $172,920,000 (Incremental Term Loan). The Company received an interest payment based on the same notional contract value and calculated at a LIBOR interest rate of 0.32% per annum (Term Loan) and 1.25% per annum (Incremental Term Loan), as in effect for the quarter ended December 31, 2012. This protection against rising market interest rates extends until March 31, 2015 in respect of the Term Loan and Revolver and March 31, 2017 in respect of the Incremental Term Loan and is based on notional amounts as determined by the Interest Rate Swap contracts which increased quarterly up to a maximum of $509,800,000 at March 31, 2012 and then decline to $55,479,000 for the quarter ended March 31, 2017.

        The Interest Rate Cap protects the Company from rising quarterly LIBOR market interest rates that exceed 3.71% based on a notional contract schedule of $222,998,000 beginning for the quarter ended March 31, 2015 then decline to a notional contract value of $13,043,000 for the quarterly period ended December 31, 2015. The Company expects to have LIBOR based bank borrowings during this term and will receive an interest rate payment in the event that quarterly LIBOR interest rates then in effect exceed 3.71%. These payments, if any are based on an interest rate equal to the rate by which the LIBOR rate exceeds 3.71% per annum and are calculated on the applicable notional contract value in effect for each quarterly contract period.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Retirement Plan

        The Company maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Code. The Company's plan provides for eligible employees to contribute up to 80% of eligible compensation with a Company match of 50% of the first 6% of employee contributions. All employees are eligible to participate in the plan upon hire. The Company's contributions to the plan totaled $48,000 and $34,000 for the years ended December 31, 2012 and 2011, respectively.

Note 9—Commitments

Operating leases

        The Company has leased facilities in the states of New Jersey, Colorado and Minnesota. The aggregate future minimum lease payments under non-cancellable operating leases that have initial or remaining terms in excess of one year as of December 31, 2012 are as follows ($ in thousands):

Year Ending December 31,	Amount
2013	$165
2014	138
2015	156
2016	160
2017	120

Total	$739

        Rent expense for operating leases for the years ended December 31, 2012 and 2011 totaled $213,000 and $183,000, respectively.

Employment agreements

        The Company has employment agreements with two of its key executives setting forth key compensation terms (generally annual salary plus a defined bonus) and providing each executive with a severance benefit in the case the executive's employment is terminated without cause or the executive resigns with good reason, each as defined.

Note 10—Related Party Transactions

        At December 31, 2012, all of the Company's Digital Systems are leased to the Exhibitors under the ELAs. For the fiscal years ended December 31, 2012 and 2011, revenues earned from the Exhibitors totaled $13,649,000 and $9,603,000, respectively. Net accounts receivable due from the Exhibitors totaled $1,629,000 and $1,951,000, respectively, and will be settled in cash. Payments under the ELAs are generally due on the fifth day of the month after billing. At times, the Company purchases digital equipment from the Exhibitors at cost subject to caps established in the ELAs. At December 31, 2012 and 2011, the Company had liabilities for reimbursement of equipment purchases due to the Exhibitors of $4,871,000 and zero, respectively. The $230,520,000 warranty reimbursement liability represents a liability to reimburse the Exhibitors for the extended equipment warranty and other replacement costs (as defined in the ELAs) as cash payments beginning in 2011 and continuing through the DCDA End Date (see Note 2). Warranty reimbursements earned in 2012 and 2011 totaled $3,789,000 and $1,261,000, respectively, consisting of reimbursement payments of $2,956,000 and $733,000, respectively and payables of $1,361,000 and $528,000, respectively.

Independent Auditors' Report

The Board of Directors
Open Road Releasing, LLC:

        We have audited the accompanying consolidated financial statements of Open Road Releasing, LLC and its subsidiary, which comprise the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, changes in members' equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements.

Management's Responsibility for the Financial Statements

        Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

        Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

        An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

        We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

        In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Open Road Releasing, LLC and its subsidiary as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California
February 6, 2013

OPEN ROAD RELEASING, LLC

Consolidated Balance Sheet

December 31, 2012

(Dollar amounts in thousands)

2012
Assets
Current assets:
Cash and cash equivalents	$9,418
Restricted cash	21,090
Accounts receivable, net of allowance for doubtful accounts	12,051
Prepaid expenses and other	153

Total current assets	42,712
Property and equipment, net	487
Film costs	4,132
Other assets	167
Deferred financing cost, net	2,566

Total assets	$50,064

Liabilities and Members' Equity
Current liabilities:
Accounts payable	$5,213
Accrued expenses	42,097
Notes payable	20,000
Capital lease obligation, current portion	92

Total current liabilities	67,402
Long term liabilities:
Accrued residuals and participations—long term	5,133
Deferred compensation	1,883
Capital lease obligation, net of current portion	44

Total liabilities	74,462
Members' equity	(24,398)

Total liabilities and members' equity	$50,064

See accompanying notes to consolidated financial statements.

OPEN ROAD RELEASING, LLC

Consolidated Statement of Operations

Year ended December 31, 2012

(Dollar amounts in thousands)

2012
Revenues	$117,960
Direct costs:
Distribution and marketing costs	117,466
Participations, residuals, and other costs	22,884

Total direct costs	140,350

Gross profit	(22,390)

Operating expenses:
General and administrative	10,054
Depreciation and amortization	147

Total operating expenses	10,201
Interest expense	2,143

Net loss	$(34,734)

See accompanying notes to consolidated financial statements.

OPEN ROAD RELEASING, LLC

Consolidated Statement of Changes in Members' Equity

Year ended December 31, 2012

(Dollar amounts in thousands)

Balance as of December 31, 2011	$10,336
Capital contributions	—
Net loss	(34,734)

Balance as of December 31, 2012	$(24,398)

See accompanying notes to consolidated financial statements.

OPEN ROAD RELEASING, LLC

Consolidated Statement of Cash Flows

Year ended December 31, 2012

(Dollar amounts in thousands)

2012
Cash flows from operating activities:
Net loss	$(34,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	147
Amortization of minimum guarantees	6,847
Amortization of deferred financing cost	1,062
Amortization on administration agent fees	125
Changes in operating assets and liabilities:
Accounts receivable	(11,799)
Deposits and other	35
Prepaid expenses and other	(76)
Minimum guarantees on films	(10,279)
Accounts payable	4,197
Accrued expenses	43,168
Deferred compensation	1,883

Net cash provided by (used in) operating activities	576

Cash flows from investing activity:
Purchase of property and equipment	(34)

Net cash used in investing activity	(34)

Cash flows from financing activities:
Borrowing from credit facility	31,700
Repayments to credit facility	(11,700)
Principal payments under capital lease obligation	(86)
Administrative agent fees	(125)
Increase in restricted cash	(20,904)

Net cash provided by (used in) financing activities	(1,115)

Net increase (decrease) in cash and cash equivalents	(573)
Cash and cash equivalents at beginning of year	9,991

Cash and cash equivalents at end of year	$9,418

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, excluding deferred financing costs	$903

See accompanying notes to consolidated financial statements.

OPEN ROAD RELEASING, LLC

Notes to Consolidated Financial Statements

December 31, 2012

(1) Organization and Operations

        The accompanying financial statements include the consolidated accounts of Open Road Releasing, LLC (the Company), formerly REGAMC, LLC, and its wholly owned subsidiary Open Road Films, LLC (Open Road Films), formerly REGAMC, LLC.

        The Company was incorporated on December 20, 2010 in the state of Delaware as a limited liability company (LLC). The Company is governed by the terms of its Limited Liability Company Agreement (the Operating Agreement). The Company is an independent distributor of motion pictures to exhibitors in the United States and certain territories. The Company licenses motion pictures in ancillary markets, principally to home entertainment, subscription and transactional video on demand, free television, and non-theatrical.

(2) Summary of Significant Accounting Policies

  (a)    Cash and Cash Equivalents and Restricted Cash

          The Company considers money market accounts and other highly liquid investments with original maturities of three months or less to be cash equivalents. Restricted cash consists of advances held in distribution bank accounts for marketing and distribution costs to be paid on behalf of third parties.

  (b)    Film Costs

          Film costs include unamortized costs of acquisition for motion pictures, including minimum guarantees.

          Film costs are amortized using the individual-film-forecast method, whereby these costs are amortized and participation and residual costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue expected to be recognized from the sale of the films at the beginning of the current year. Ultimate revenue includes estimates of sales and license fees following the date of initial release.

          Film costs are stated at the lower of unamortized cost and fair value. The valuation is reviewed, on a title-by-title basis, when an event or change in circumstance indicates that the fair value is less than unamortized cost. Fair value is determined using management's future revenue and cost estimates. Distribution and marketing expenses are expensed as incurred.

  (c)    Property and Equipment

          Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to five years.

  (d)    Participations and Residuals Payable

          Participations payable, included in accrued expenses, consist of amounts due under contractual arrangements for producers, participants and promoted content distribution obligations to founding members under the Operating Agreement. Residuals payable consist of amounts due to talent for the reuse of the talent's work in media subsequent to initial exploitation. These costs are accrued

OPEN ROAD RELEASING, LLC

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(2) Summary of Significant Accounting Policies (Continued)

  using the individual-film-forecast method. The Company expects that approximately $18,983,000 of accrued participations and residuals as of December 31, 2012 will be paid within one year.

  (e)    Revenue Recognition and Trade Receivable

          Revenue from the sale or licensing of films is recognized when all of the following criteria have been met: a) persuasive evidence of a sales or licensing arrangement with a customer exists; b) the film is complete and has been delivered or is available for immediate and unconditional delivery; c) the license period of the arrangement has begun; d) the arrangement fee is fixed or determinable; and e) collection of the arrangement fee is reasonably assured. Each film is distributed theatrically to major and independent exhibitors of motion pictures in the United States and certain territories. Home entertainment, subscription and transactional video on demand, free television, and non-theatrical distribution of each film are generally effected through one of the major film distribution or television broadcasting companies in the United States. Minimum guarantees from the licensing or sale of film rights are recognized in revenue when all of the aforementioned conditions are met. For multiple media rights contracts where the contract provides for media holdbacks (defined as contractual media release restrictions), the license fee is allocated to the various media based on management's assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. Amounts due from distributors in excess of the minimum guarantees, if any, are recognized in revenue when such amounts are reported by distributors. Amounts received or contractually due prior to the film's availability are recorded as deferred revenue. Trade receivable are recorded at invoiced amount and do not bear interest.

  (f)    Commitment Fees

          The Company has entered into a credit facility, which requires quarterly payments of commitment fees on the unused facility amount (note 5). Commitment fees of $732,000 are included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2012.

  (g)    Income Taxes

          The Company is a disregarded entity for income tax purposes, and substantially all federal and state income taxes are recorded by its members, except for a minimum annual tax and a limited liability company fee in the state of California. Accordingly, the Company does not provide for income taxes. The Company may incur certain state and local taxes imposed by states and localities in which the Company conducts business, which are included in direct costs and general and administrative expenses in the accompanying consolidated statement of operations.

  (h)    Commitments and Contingencies

          Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

OPEN ROAD RELEASING, LLC

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(2) Summary of Significant Accounting Policies (Continued)

  (i)    Concentration of Credit Risk

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, and trade receivable. The Company places its cash investments with high-quality financial institutions. Management believes that credit risk related to the Company's trade receivable is limited due to the creditworthiness of its customers.

  (j)    Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by the Company's management in the preparation of the financial statements relate to: ultimate revenue, costs, and fair value for minimum guarantees on films. The actual results could differ significantly from those estimates.

  (k)    Fair Value of Financial Instruments

          The Company's financial instruments consist principally of cash, cash equivalents, trade receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of these instruments approximate fair value due to their short-term maturities.

(3) Film Costs

        Film costs, at December 31, 2012, consist of the following (in thousands):

2012
Minimum guarantees:
Released films	$10,600
Films not released	379

Total film costs	10,979
Accumulated amortization	(6,847)

Total minimum guarantees, net	$4,132

        Amortization of minimum guarantees is included in participations, residuals, and other costs on the consolidated statement of operations. The Company expects approximately 42% of unamortized minimum guarantees will be amortized during 2013 and 83% of unamortized minimum guarantees for released films will be amortized within 3 years from the date of the balance sheet.

OPEN ROAD RELEASING, LLC

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(4) Property and Equipment

        Property and equipment at December 31, 2012 consist of the following (in thousands):

2012
Furniture and office equipment	$135
Computer software and equipment	468
Leasehold improvements	51

654
Accumulated depreciation	(167)

$487

(5) Senior Revolving Credit Facility

        On June 3, 2011, the Company entered into a four-year senior secured revolving credit facility (the Credit Facility) with a syndicate of four banks permitting borrowings at closing up to $100,000,000. Amounts borrowed under the Credit Facility either carry interest at one-, two-, three-, or six-month LIBOR plus 3.75%, or are base rate loans, which bear fluctuating interest rates per annum equal to the highest of the federal funds rate plus 0.5%, the Bank of America prime rate, or the Eurodollar rate plus 1.0%. The Credit Facility also carries a fee of 0.75% per annum on the unused borrowings, which are calculated and payable quarterly. The Company may borrow against the Credit Facility to the extent of the available borrowing base, as defined. The borrowing base primarily comprises seven-year remaining ultimate revenue and expense estimates, based on contracted distribution rights to motion pictures. Additionally, as part of the borrowing base calculation, there is a discounting calculation and tiered advance rates applied to future net remaining cash flows. There was approximately $16,989,000 available under the Credit Facility at December 31, 2012.

        On December 31, 2012, there were two outstanding obligations under the Credit Facility totaling $20,000,000. Both obligations carry interest at 3.9617% and mature January 31, 2013. The maturity dates may be converted to new obligations for similar or longer maturity periods. The amounts outstanding under the Credit Facility are secured by substantially all of the Company's assets.

        Deferred financing costs represent costs incurred in connection with the establishment of the Company's Credit Facility. Deferred financing costs are amortized using the straight-line method over the expected term of the facility of four years. Deferred financing costs were $2,566,000, net of accumulated amortization of $1,681,000 as of December 31, 2012. Amortization of deferred financing cost of $1,062,000 for the year ended December 31, 2012, is included in interest expense in the accompanying consolidated statement of operations.

        The Credit Facility agreement includes covenants that the Company must comply with on a quarterly or annual basis, including a film performance test and annual limits on selling, general, and administrative expenses. The Company was in compliance with all covenants as of December 31, 2012.

OPEN ROAD RELEASING, LLC

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(6) Commitments and Contingencies

        At December 31, 2012, the Company had outstanding commitments to pay minimum guarantees and advances on films in the amount of $6,621,000 in 2013.

        The Company leases corporate offices in Los Angeles, California, under a seven-year operating lease expiring in 2018. The Company has the onetime right to terminate the lease at the end of the fifth year.

        Total rental expense from the operating lease was $311,000 for the year ended December 31, 2012.

        In August 2011, the Company entered into a three-year capital lease for the acquisition of its theatrical distribution software system.

        The total future minimum annual payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and capital leases at December 31, 2012 are presented below (in thousands):

	Capital lease obligation	Operating leases
2013	$92	326
2014	53	336
2015	—	346
2016	—	357
2017	—	367
Thereafter	—	218

Total minimum payments	145	$1,950

Less imputed interest at 4%	(9)

Present value of minimum lease payments	136
Less current portion	(92)

Long-term capital lease obligation	$44

(7) Members' Equity

        In December 2010, the members of the Company made a contribution of $500,000. During 2011, the Company received capital contributions from the members of $39,500,000. Accordingly, the members have effectively contributed $40,000,000 to the Company.

        The members will not be personally liable for any debt, obligation, or liability of the Company solely by reason of being members of the Company.

(8) Deferred Compensation

        The Company has a deferred compensation plan with key executives. Amounts will be paid in the years 2015 and 2016 based on the Company's performance, as defined in the agreements. During the year ended December 31, 2012, the Company recorded expense of $1,834,000 and has a liability of

OPEN ROAD RELEASING, LLC

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(8) Deferred Compensation (Continued)

$1,883,000 at December 31, 2012. The Company will continue to estimate the liability and compensation expense through settlement.

(9) Related-Party Transactions

        The Company recognized revenue in the amount of $24,880,000 from its members for the year ended December 31, 2012. The Company had $583,000 in outstanding accounts receivable at December 31, 2012, from its members. At December 31, 2012, the Company has recorded direct costs of $4,173,000 and a $4,147,000 liability to its members related to a promoted content distribution obligation as defined in the Company's Operating Agreement. The Company paid $222,000 in 2012 under that agreement. Furthermore, the Company paid $520,000 in marketing costs to its members for the year ended December 31, 2012.

(10) Subsequent Events

        The Company has evaluated subsequent events and transactions for potential recognition or disclosure through February 6, 2013, the date the accompanying financial statements were available to be issued.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMC ENTERTAINMENT INC.
By:	/s/ CHRIS A. COX Chris A. Cox Senior Vice President and Chief Accounting Officer
Date: March 29, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LIN ZHANG Lin Zhang	Chairman of the Board	March 29, 2013
/s/ GERARDO I. LOPEZ Gerardo I. Lopez	Chief Executive Officer, Director and President	March 29, 2013
/s/ ANTHONY J. SAICH Anthony J. Saich	Director	March 29, 2013
/s/ CHAOHUI LIU Chaohui Liu	Director	March 29, 2013
/s/ NING YE Ning Ye	Director	March 29, 2013
/s/ CRAIG R. RAMSEY Craig R. Ramsey	Executive Vice President and Chief Financial Officer	March 29, 2013
/s/ KEVIN M. CONNOR Kevin M. Connor	Senior Vice President, General Counsel and Secretary	March 29, 2013
/s/ CHRIS A. COX Chris A. Cox	Senior Vice President and Chief Accounting Officer	March 29, 2013

3

EXHIBIT INDEX

Exhibit Number	Description
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Gerardo I. Lopez (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*
Filed herewith.

4