Form 10-Q
period 2013-03-31
AMC ENTERTAINMENT INC
filed 2013-05-10
CIK 722077

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of March 31, 2013
Common Stock, 1¢ par value	1

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31, 2013	Thirteen Weeks Ended March 29, 2012
	(Successor)	(Predecessor)
	(unaudited)
Revenues
Admissions	$382,884	$425,826
Concessions	167,937	171,599
Other theatre	26,981	39,018

Total revenues	577,802	636,443

Operating Costs and Expenses
Film exhibition costs	191,324	221,191
Concession costs	23,198	22,620
Operating expense	164,210	171,352
Rent	113,806	110,719
General and administrative:
Merger, acquisition and transaction costs	947	1,443
Management fee	—	1,250
Other	16,313	15,711
Depreciation and amortization	48,462	56,847
Impairment of long-lived assets	—	285

Operating costs and expenses	558,260	601,418

Operating income	19,542	35,025
Other expense (income)
Other expense	—	1,025
Interest expense:
Corporate borrowings	33,173	41,380
Capital and financing lease obligations	2,671	1,488
Equity in earnings of non-consolidated entities	(546)	(10,695)
Investment income	(3,619)	(25)

Total other expense	31,679	33,173

Earnings (loss) from continuing operations before income taxes	(12,137)	1,852
Income tax provision	300	505

Earnings (loss) from continuing operations	(12,437)	1,347
Earnings (loss) from discontinued operations, net of income taxes	4,979	(620)

Net earnings (loss)	$(7,458)	$727

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31, 2013	Thirteen Weeks Ended March 29, 2012
	(Successor)	(Predecessor)
	(unaudited)
Net earnings (loss)	$(7,458)	$727
Foreign currency translation adjustment, net of tax	1,634	(2,372)
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	(18,939)
Net prior service credit arising during the period, net of tax	—	1,035
Amortization of net (gain) loss included in net periodic benefit costs, net of tax	(19)	1
Amortization of prior service credit included in net periodic benefit costs, net of tax	—	(316)
Unrealized gain on marketable securities:
Unrealized holding gains arising during the period, net of tax	2,354	6,301
Less: reclassification adjustment for gains included in investment income, net of tax	(8)	(28)
Unrealized gain from equity method investee's cash flow hedge:
Unrealized holding gains arising during the period, net of tax	293	—

Other comprehensive income (loss)	4,254	(14,318)

Total comprehensive loss	$(3,204)	$(13,591)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(Successor)	(Successor)
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$104,233	$130,928
Receivables, net	59,845	97,108
Other current assets	103,334	100,927

Total current assets	267,412	328,963
Property, net	1,110,127	1,147,959
Intangible assets, net	241,119	243,180
Goodwill	2,251,784	2,219,833
Other long-term assets	357,213	332,740

Total assets	$4,227,655	$4,272,675

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$200,116	$226,220
Accrued expenses and other liabilities	148,078	155,286
Deferred revenues and income	148,645	171,122
Current maturities of corporate borrowings and capital and financing lease obligations	14,450	14,280

Total current liabilities	511,289	566,908
Corporate borrowings	2,065,544	2,070,671
Capital and financing lease obligations	114,688	116,369
Deferred revenues—for exhibitor services agreement	341,120	318,154
Other long-term liabilities	424,113	426,468

Total liabilities	3,456,754	3,498,570

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	801,811	801,811
Accumulated other comprehensive income	13,698	9,444
Accumulated deficit	(44,608)	(37,150)

Total stockholder's equity	770,901	774,105

Total liabilities and stockholder's equity	$4,227,655	$4,272,675

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31, 2013	Thirteen Weeks Ended March 29, 2012
	(Successor)	(Predecessor)
	(unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(7,458)	$727
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	48,462	57,115
Impairment of assets	—	285
Loss on extinguishment and modification of debt	—	538
Amortization of discount (premium) on corporate borrowings	(3,126)	528
Theatre and other closure expense	1,438	1,762
Gain on dispositions	(4,991)	(2,024)
Equity in earnings and losses from non-consolidated entities, net of distributions	5,828	1,822
Change in assets and liabilities:
Receivables	41,325	27,925
Other assets	(2,498)	(2,735)
Accounts payable	(4,897)	(11,519)
Accrued expenses and other liabilities	(35,378)	(13,489)
Other, net	(2,823)	(865)

Net cash provided by operating activities	35,882	60,070

Cash flows from investing activities:
Capital expenditures	(39,350)	(54,276)
Investments in non-consolidated entities, net	(2,671)	(3,045)
Acquisition of Rave theatres	(315)	—
Proceeds from the disposition of long-term assets	4,991	283
Other, net	(956)	1,298

Net cash used in investing activities	(38,301)	(55,740)

Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2018	—	297,000
Repayment of Term Loan due 2013	—	(140,657)
Repurchase of Senior Subordinated Notes due 2014	—	(108,965)
Deferred financing costs	(175)	(5,335)
Principal payments under capital and financing lease obligations	(1,511)	(777)
Principal payments under Term Loan	(2,001)	(1,625)
Change in construction payables	(20,541)	14,810

Net cash provided by (used in) financing activities	(24,228)	54,451
Effect of exchange rate changes on cash and equivalents	(48)	36

Net increase (decrease) in cash and equivalents	(26,695)	58,817
Cash and equivalents at beginning of period	130,928	213,520

Cash and equivalents at end of period	$104,233	$272,337

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

        On August 30, 2012, Wanda acquired Parent through a merger between Parent and Wanda Film Exhibition Co. Ltd. ("Merger Subsidiary"), a wholly-owned indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Parent with Parent continuing as the surviving corporation and as a wholly-owned indirect subsidiary of Wanda (the "Merger"). In connection with the change of control pursuant to the Merger, the Company's assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, the Company's financial statement presentations herein distinguish between a predecessor period ("Predecessor"), for periods prior to the Merger and a successor period ("Successor"), for periods subsequent to the Merger. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date, August 30, 2012. The consolidated financial statements presented herein are those of Successor from January 1, 2013 through March 31, 2013, and those of Predecessor for all periods prior to the Merger date. As a result of the application of "push down" accounting at the time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable. See Note 2—Merger for additional information regarding the Merger.

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's Transition Report on Form 10-K for the transition year ended December 31, 2012. The December 31, 2012 consolidated balance sheet data was derived from the audited balance sheet included in the Transition Report on Form 10-K, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the calendar year ending December 31, 2013. The Company manages its business under one operating segment called Theatrical Exhibition.

        Use of Estimates:    Preparing the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) Impairments, (2) Film exhibition costs, (3) Income and operating taxes, (4) Theatre and other closure expense, and (5) Gift card and packaged ticket breakage. Actual results could differ from those estimates.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

        Fiscal Year:    On November 15, 2012, the Company changed its fiscal year to a calendar year ending on December 31st of each year. Prior to the change, the Company had a 52/53 week fiscal year ending on the Thursday closest to the last day of March. All references to "fiscal year", unless otherwise noted, refer to the 52/53 week fiscal year, which ended on the Thursday closest to the last day of March.

        Goodwill:    The activity for goodwill is presented below:

(In thousands)	Total
Balance as of December 31, 2012	$2,219,833
Increase in Goodwill from purchase price allocation adjustments related to the Merger	31,951

Balance as of March 31, 2013	$2,251,784

        See Note 2—Merger and Note 3—Acquisition for additional information regarding the Merger and the Rave Acquisitions.

        Discontinued Operations:    The results of operations for the Company's discontinued operations have been eliminated from the Company's continuing operations and classified as discontinued operations for each period presented within the Company's Consolidated Statements of Operations. During the three months ended March 31, 2013, the Company received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada.

        Other Expense:    The following table sets forth the components of other expense:

(In thousands)	Three Months Ended March 31, 2013	Thirteen Weeks Ended March 29, 2012
	(Successor)	(Predecessor)
Loss on redemption of 8% Senior Subordinated Notes due 2014	$—	$640
Loss on redemption and modification of Senior Secured Credit Facility	—	383
Other expense	—	2

Other expense	$—	$1,025

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 2—MERGER (Continued)

management. Wanda also acquired cash, corporate borrowings and capital and financing lease obligations in connection with the Merger as described below.

        As a result of the Merger and related change of control, the Company applied "push down" accounting, which requires allocation of the Merger consideration to the estimated fair values of the assets and liabilities acquired in the Merger. The allocation of Merger consideration was based on management's judgment after evaluating several factors, including a valuation assessment performed by a third party appraiser. Final appraisal reports were received during the first quarter of calendar 2013. The appraisal measurements included a combination of income, replacement costs and market approaches and represents management's best estimate of fair value at August 30, 2012, the acquisition date. Management has finalized its purchase price allocation during the three months ended March 31, 2013. Adjustments made during the three months ended March 31, 2013 increased recorded goodwill by approximately $32,000,000. Property, net and other long-term assets decreased by approximately $28,000,000 and $4,000,000, respectively, due to final determinations of fair values assigned to tangible assets. The following is a summary of the allocation of the Merger consideration:

(In thousands)	Total
Cash	$101,641
Receivables, net	29,775
Other current assets	68,040
Property, net(1)	1,034,597
Intangible assets, net(2)	246,507
Goodwill(3)	2,172,760
Other long-term assets(4)	339,013
Accounts payable	(134,186)
Accrued expenses and other liabilities	(138,535)
Credit card, package tickets, and loyalty program liability(5)	(117,841)
Corporate borrowings(6)	(2,086,926)
Capital and financing lease obligations	(60,922)
Deferred revenues—for exhibitor services agreement(7)	(322,620)
Other long-term liabilities(8)	(429,492)

Total Merger consideration	$701,811

Corporate borrowings	2,086,926
Capital and financing lease obligations	60,922
Less: cash	(101,641)

Total transaction value	$2,748,018

(1)
Property, net, consists of real estate, leasehold improvements and furniture, fixtures and equipment recorded at fair value.

(2)
Intangible assets consist of a trademark and trade names, a non-compete agreement, management contracts, a contract with an equity method investee, and favorable leases.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 2—MERGER (Continued)

(3)
Goodwill represents the excess of the Merger consideration over the net assets recognized and represents the future expected economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Amounts recorded for goodwill are not subject to amortization and are not expected to be deductible for tax purposes.

(4)
Other long-term assets include equity method investments, real estate held for investment and marketable equity securities recorded at fair value. Other long-term assets include net deferred tax assets resulting from temporary differences that arose as a result of the allocation of the Merger consideration and a valuation allowance established at the Merger date for those deferred tax assets where management believes it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the valuation allowance, management evaluated the expected future reversal of deferred tax assets and liabilities, and available tax planning strategies that are prudent and feasible.

(5)
Represents a liability related to the sales of gift cards, packaged tickets and AMC Stubs memberships and rewards outstanding at August 30, 2012, recorded at fair value.

(6)
Corporate borrowings include borrowings under the Senior Secured Credit Facility-Term Loan due 2016, the Senior Secured Credit Facility-Term Loan due 2018, the 8.75% Senior Fixed Rate Notes due 2019 and the 9.75% Senior Subordinated Notes due 2020, recorded at fair value.

(7)
Deferred revenues for Exhibitor Services Agreement reflect the Company's obligation pursuant to an arrangement with NCM to provide advertising services on terms favorable to NCM.

(8)
Other long-term liabilities consist of certain theatre leases that have been identified as unfavorable, adjustments to reset deferred rent related to escalations of minimum rentals to zero, adjustments for pension and postretirement medical plan liabilities and deferred RealD Inc. lease incentive recorded at fair value. Other long-term liabilities include deferred tax liabilities resulting from indefinite temporary differences that arose primarily from the application of "push down" accounting.

        The fair value measurements of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, market comparables, and quoted market prices. Quoted market prices and observable market based inputs were used to estimate the fair value of corporate borrowings (Level 2) and the Company's investments in NCM and equity securities available for sale including RealD Inc. common stock (Level 1).

        During the three months ended March 31, 2013, the Company incurred additional Merger-related costs of approximately $591,000, which are included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations.

        For further information about other Merger-related costs and change of control transactions for Corporate Borrowings, see Note 2—Merger and Note 9—Corporate Borrowings and Capital and Financing Lease Obligations in our Transition Report on Form 10-K for the transition year ended December 31, 2012.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 2—MERGER (Continued)

        The unaudited pro forma financial information presented below sets forth the Company's historical statements of operations for the periods indicated and gives effect to the Merger as if "push down" accounting had been applied as of the beginning of the thirteen weeks ended March 29, 2012. Such information is presented for comparative purposes to the Consolidated Statements of Operations only and does not purport to represent what the Company's results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

(In thousands)	Pro forma 13 Weeks Ended March 29, 2012
(unaudited)
Revenues
Admissions	$425,826
Concessions	171,599
Other theatre	21,200

Total revenues	618,625

Operating Costs and Expenses
Film exhibition costs	221,191
Concession costs	22,620
Operating expense	173,491
Rent	108,952
General and administrative:
Merger, acquisition and transaction costs	1,443
Management fee	—
Other	16,026
Depreciation and amortization	54,717
Impairment of long-lived assets	285

Operating costs and expenses	598,725

Operating income	19,900
Other expense (income)
Other expense	1,025
Interest expense
Corporate borrowings	36,785
Capital and financing lease obligations	1,488
Equity in earnings of non-consolidated entities	(1,250)
Investment income	(3,765)

Total other expense	34,283

Loss from continuing operations before income taxes	(14,383)
Income tax provision	505

Loss from continuing operations	(14,888)
Loss from discontinued operations	(620)

Net loss	$(15,508)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 3—ACQUISITION

        In December 2012, the Company completed the acquisition of 4 theatres and 61 screens from Rave Reviews Cinemas, LLC and 6 theatres and 95 screens from Rave Digital Media, LLC, (and together "Rave"). The total purchase price for the Rave theatres, paid in cash, was $87,870,000, net of cash acquired, and is subject to working capital and other purchase price adjustments. Approximately $315,000 of the total purchase price was paid during the three months ended March 31, 2013.

        The acquisitions are being treated as a purchase in accordance with Accounting Standards Codification, ("ASC") 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including bid prices from potential buyers and a preliminary valuation assessment. The allocation of purchase price is subject to changes as an appraisal of assets and liabilities is not yet completed. The following is a summary of a preliminary allocation of the purchase price:

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

        During the three months ended March 31, 2013, the Company incurred acquisition-related costs for the Rave theatres of approximately $310,000, which are included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. The Company's operating results for the three months ended March 31, 2013 were not materially impacted by this acquisition.

NOTE 4—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for following the equity method generally include all entities in which the Company or its subsidiaries have

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 4—INVESTMENTS (Continued)

significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of March 31, 2013, include a 16.29% interest in National CineMedia, LLC ("NCM"), a 50% interest in two U.S. theatres and one IMAX screen, a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"), and a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC ("ORF"). Indebtedness held by equity method investees is non-recourse to the Company.

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

	Three Months Ended March 31, 2013
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$82,200	$43,055	$65,177	$2,866	$193,298
Operating costs and expenses	76,600	31,247	72,855	3,537	184,239

Net earnings (loss)	$5,600	$11,808	$(7,678)	$(671)	$9,059

	Thirteen Weeks Ended March 29, 2012
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$79,100	$37,803	$35,696	$8,247	$160,846
Operating costs and expenses	75,900	31,032	36,216	9,070	152,218

Net earnings (loss)	$3,200	$6,771	$(520)	$(823)	$8,628

        The components of the Company's recorded equity in earnings (loss) of non-consolidated entities are as follows:

(In thousands)	Three Months Ended March 31, 2013	Thirteen Weeks Ended March 29, 2012
	(Successor)	(Predecessor)
National CineMedia, LLC	$122	$9,087
Digital Cinema Implementation Partners, LLC	3,782	2,138
Open Road Releasing, LLC	(3,219)	(260)
Other	(139)	(270)

The Company's recorded equity in earnings	$546	$10,695

        DCIP Transactions.    As of March 31, 2013 and December 31, 2012, the Company had recorded $580,000 and $736,000 respectively, of amounts due from DCIP related to equipment purchases made

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 4—INVESTMENTS (Continued)

on behalf of DCIP for the installation of digital projection systems. After the projectors are installed and the Company is reimbursed for its installation costs, the Company will make capital contributions to DCIP for projector and installation costs in excess of the cap ($68,000 per system for digital conversions and $44,000 for new build locations). The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years, including scheduled escalations of rent to commence after six and one-half years from the inception of the agreement. The difference between the cash rent and straight-line rent is recorded to deferred rent, a long-term liability account. As of March 31, 2013 and December 31, 2012, the Company had recorded $3,316,000 and $1,810,000 of deferred rent liability, respectively. The Company recorded digital equipment rental expense for continuing operations of $2,707,000 and $1,865,000 during the three months ended March 31, 2013 and the thirteen weeks ended March 29, 2012, respectively.

        Open Road Films Transactions.    As of March 31, 2013 and December 31, 2012, the Company recorded $1,197,000 and $1,950,000 of amounts due from Open Road Films and recorded $2,954,000 and $326,000 of amounts payable for film rentals, respectively. The Company has incurred approximately $7,000,000 and $5,000,000 in gross film exhibition costs on titles distributed by Open Road Films during the three months ended March 31, 2013 and the thirteen weeks ended March 29, 2012, respectively. During the three months ended March 31, 2013, the Company suspended equity method accounting for its investment in Open Road Films when the negative investment in Open Road Films reached the Company's capital commitment. The Company has no legal obligation to pay liabilities of Open Road Films in excess of the capital commitment.

        NCM Transactions.    As of March 31, 2013, the Company owns 19,052,770 units, or a 16.29% interest, in NCM. As a founding member, the Company has the ability to exercise significant influence over the governance of NCM, and, accordingly accounts for its investment following the equity method. The estimated fair market value of the units in NCM was approximately $300,653,000, based on the publically quoted price per share of NCM, Inc. on March 28, 2013 of $15.78 per share.

        As of March 31, 2013 and December 31, 2012, the Company recorded $1,976,000 and $1,978,000 respectively, of amounts due from NCM related to on-screen advertising revenue. As of March 31, 2013 and December 31, 2012, the Company recorded $1,642,000 and $2,021,000 respectively, of amounts due to NCM related to the Exhibitor Services Agreement. The Company recorded revenues for advertising from NCM of $8,077,000 and $6,421,000 during the three months ended March 31, 2013 and the thirteen weeks ended March 29, 2012, respectively. The Company recorded NCM advertising expenses related to beverage advertising of $2,948,000 and $3,354,000 during the three months ended March 31, 2013 and the thirteen weeks ended March 29, 2012, respectively.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 4—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings of NCM during the three months ended March 31, 2013:

(In thousands)	Investment in NCM(1)	Deferred Revenue(2)	Other Comprehensive (Income)	Cash Received	Equity in (Earnings) Loss	Advertising (Revenue)
Ending balance December 31, 2012	$245,047	$(318,154)	$(797)
Receipt of common units	26,315	(26,315)	—
Receipt of excess cash distributions	(6,294)	—	—	$6,294	$—	$—
Amortization of deferred revenue	—	3,349	—	—	—	(3,349)
Unrealized gain from cash flow hedge	293	—	(293)	—	—	—
Equity in earnings(3)	881	—	—	—	(881)	—
Equity in loss from amortization of basis difference(4)	(759)	—	—	—	759	—

For the period ended or balance as of March 31, 2013	$265,483	$(341,120)	$(1,090)	$6,294	$(122)	$(3,349)

(1)
As of the date of the Merger, August 30, 2012, the Company's investment in NCM consisted of a single investment tranche consisting of 17,323,782 membership units recorded at fair value (Level 1). As a result of the Rave theatre acquisitions in December of 2012, and as provided under the Common Unit Adjustment Agreement dated as of February 13, 2007, the Company received 1,728,988 additional NCM common membership units in calendar 2013 valued at $26,315,000 (Tranche 2 Investment).

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

(3)
Represents percentage of ownership equity in earnings on both Tranche 1 and Tranche 2 Investments.

(4)
For the Company's Tranche 1 investment, certain differences between the Company's carrying value and the Company's share of NCM's membership equity have been identified and are amortized to equity in earnings over the respective lives of the assets and liabilities.

NOTE 5—FAIR VALUE MEASUREMENTS

        Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts business. The inputs used to develop these fair value measurements are established in a hierarchy, which ranks the quality and reliability of the information used to determine the fair values. The fair value

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 5—FAIR VALUE MEASUREMENTS (Continued)

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

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of March 31, 2013:

		Fair Value Measurements at March 31, 2013 Using
(In thousands)	Total Carrying Value at March 31, 2013	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money Market Mutual Funds	$108	$108	$—	$—
Equity securities, available-for-sale:
RealD Inc. Common Stock	15,896	15,896	—	—
Mutual Fund Large U.S. Equity	2,403	2,403	—	—
Mutual Fund Small/Mid U.S. Equity	617	617	—	—
Mutual Fund International	359	359	—	—
Mutual Fund Balance	178	178	—	—
Mutual Fund Fixed Income	423	423	—	—

Total assets at fair value	$19,984	$19,984	$—	$—

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. See Note 11—Accumulated Other Comprehensive Income for the unrealized gain on the equity securities recorded in accumulated other comprehensive income.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 5—FAIR VALUE MEASUREMENTS (Continued)

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at March 31, 2013 Using
(In thousands)	Total Carrying Value at March 31, 2013	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current Maturities of Corporate Borrowings	$8,004	$—	$8,054	$—
Corporate Borrowings	2,065,544	—	2,107,854	—

        Valuation Technique.    Quoted market prices were used to estimate fair value.

NOTE 6—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

(In thousands)	Three Months Ended March 31, 2013	Thirteen Weeks Ended March 29, 2012
	(Successor)	(Predecessor)
Beginning balance	$61,344	$66,497
Theatre and other closure expense	1,438	1,762
Transfer of lease liability	—	241
Foreign currency translation adjustment	(1,087)	721
Cash payments	(2,832)	(3,750)

Ending balance	$58,863	$65,471

        During the three months ended March 31, 2013, the Company recognized $1,438,000 of theatre and other closure expense primarily related to accretion on previously closed properties with remaining lease obligations.

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 7—INCOME TAXES

        The difference between the effective tax rate on earnings (loss) from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

(In thousands)	Three Months Ended March 31, 2013	Thirteen Weeks Ended March 29, 2012
	(Successor)	(Predecessor)
Income tax (benefit) expense at the federal statutory rate	$(4,250)	$650
Effect of:
State income taxes	300	505
Permanent items	—	915
Valuation allowance	4,250	(1,565)

Income tax expense	$300	$505

Effective income tax rate	(2.5)%	27.3%

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

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered. Each of the subsidiary guarantors are 100% owned by AMCE. The subsidiary guarantees of AMCE's 8.75% Senior Notes due 2019 (the "Notes due 2019") and 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020") are full and unconditional and joint and several. There are significant restrictions on the Company's ability to obtain funds from any of its subsidiaries through dividends, loans or advances. The Company and its subsidiary guarantor's investments in its consolidated subsidiaries are presented under the equity method of accounting.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor three months ended March 31, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$381,860	$1,024	$—	$382,884
Concessions	—	167,511	426	—	167,937
Other theatre	—	26,879	102	—	26,981

Total revenues	—	576,250	1,552	—	577,802

Operating Costs and Expenses
Film exhibition costs	—	190,874	450	—	191,324
Concession costs	—	23,096	102	—	23,198
Operating expense	11	163,235	964	—	164,210
Rent	—	113,330	476	—	113,806
General and administrative:
Merger, acquisition and transaction costs	—	947	—	—	947
Other	—	16,313	—	—	16,313
Depreciation and amortization	—	48,454	8	—	48,462

Operating costs and expenses	11	556,249	2,000	—	558,260

Operating income (loss)	(11)	20,001	(448)	—	19,542
Other expense (income)
Equity in net loss of subsidiaries	11,571	171	—	(11,742)	—
Interest expense:
Corporate borrowings	33,141	44,716	—	(44,684)	33,173
Capital and financing lease obligations	—	2,671	—	—	2,671
Equity in (earnings) losses of non-consolidated entities	2	(557)	9	—	(546)
Investment income	(37,267)	(10,950)	(86)	44,684	(3,619)

Total other expense	7,447	36,051	(77)	(11,742)	31,679

Loss from continuing operations before income taxes	(7,458)	(16,050)	(371)	11,742	(12,137)
Income tax provision	—	300	—	—	300

Loss from continuing operations	(7,458)	(16,350)	(371)	11,742	(12,437)
Earnings from discontinued operations, net of income taxes	—	4,779	200	—	4,979

Net loss	$(7,458)	$(11,571)	$(171)	$11,742	$(7,458)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor thirteen weeks ended March 29, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$424,648	$1,178	$—	$425,826
Concessions	—	171,140	459	—	171,599
Other theatre	—	38,933	85	—	39,018

Total revenues	—	634,721	1,722	—	636,443

Operating costs and expenses
Film exhibition costs	—	220,681	510	—	221,191
Concession costs	—	22,523	97	—	22,620
Operating expense	227	170,399	726	—	171,352
Rent	—	110,187	532	—	110,719
General and administrative:
Merger, acquisition and transaction costs	—	1,443	—	—	1,443
Management fee	—	1,250	—	—	1,250
Other	—	15,664	47	—	15,711
Depreciation and amortization		56,828	19	—	56,847
Impairment of long-lived assets	—	285	—	—	285

Operating costs and expenses	227	599,260	1,931	—	601,418

Operating income (loss)	(227)	35,461	(209)	—	35,025
Other expense (income)
Equity in net loss of subsidiaries	2,582	559	—	(3,141)	—
Other expense	—	1,025	—	—	1,025
Interest expense
Corporate borrowings	40,593	53,069	—	(52,282)	41,380
Capital and financing lease obligations	—	1,488	—	—	1,488
Equity in (earnings) losses of non-consolidated entities	26	(10,842)	121	—	(10,695)
Investment income	(44,155)	(8,152)	—	52,282	(25)

Total other expense	(954)	37,147	121	(3,141)	33,173

Earnings (loss) from continuing operations before income taxes	727	(1,686)	(330)	3,141	1,852
Income tax provision	—	505	—	—	505

Earnings (loss) from continuing operations	727	(2,191)	(330)	3,141	1,347
Loss from discontinued operations, net of income taxes	—	(391)	(229)	—	(620)

Net earnings (loss)	$727	$(2,582)	$(559)	$3,141	$727

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor as of March 31, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$299	$62,376	$41,558	$—	$104,233
Receivables, net	19	59,756	70	—	59,845
Other current assets	—	101,948	1,386	—	103,334

Total current assets	318	224,080	43,014	—	267,412
Investment in equity of subsidiaries	891,152	22,311	—	(913,463)	—
Property, net	—	1,110,038	89	—	1,110,127
Intangible assets, net	—	241,119	—	—	241,119
Intercompany advances	1,980,576	(1,984,473)	3,897	—	—
Goodwill	—	2,251,784	—	—	2,251,784
Other long-term assets	133	356,649	431	—	357,213

Total assets	$2,872,179	$2,221,508	$47,431	$(913,463)	$4,227,655

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$199,793	$323	$—	$200,116
Accrued expenses and other liabilities	27,730	120,166	182	—	148,078
Deferred revenues and income	—	148,641	4	—	148,645
Current maturities of corporate borrowings and capital and financing lease obligations	8,004	6,446	—	—	14,450

Total current liabilities	35,734	475,046	509	—	511,289
Corporate borrowings	2,065,544	—	—	—	2,065,544
Capital and financing lease obligations	—	114,688	—	—	114,688
Deferred revenues—for exhibitor services agreement	—	341,120	—	—	341,120
Other long-term liabilities	—	399,502	24,611	—	424,113

Total liabilities	2,101,278	1,330,356	25,120	—	3,456,754
Stockholder's equity	770,901	891,152	22,311	(913,463)	770,901

Total liabilities and stockholder's equity	$2,872,179	$2,221,508	$47,431	$(913,463)	$4,227,655

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor three months ended March 31, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$28,805	$3,951	$3,126	$—	$35,882

Cash flows from investing activities:
Capital expenditures	—	(39,345)	(5)	—	(39,350)
Investments in non-consolidated entities, net	—	(2,665)	(6)	—	(2,671)
Acquisition of Rave theatres	—	(315)	—	—	(315)
Proceeds from the disposition of long-term assets	—	4,991	—	—	4,991
Other, net	—	(956)	—	—	(956)

Net cash used in investing activities	—	(38,290)	(11)	—	(38,301)

Cash flows from financing activities:
Deferred financing costs	(175)	—	—	—	(175)
Principal payments under capital and financing lease obligations	—	(1,511)	—	—	(1,511)
Principle payments under Term Loan	(2,001)	—	—	—	(2,001)
Change in construction payables	—	(20,541)	—	—	(20,541)
Change in intercompany advances	(26,638)	29,656	(3,018)	—	—

Net cash provided by (used in) financing activities	(28,814)	7,604	(3,018)	—	(24,228)

Effect of exchange rate changes on cash and equivalents	—	(57)	9	—	(48)

Net increase (decrease) in cash and equivalents	(9)	(26,792)	106	—	(26,695)
Cash and equivalents at beginning of period	308	89,168	41,452	—	130,928

Cash and equivalents at end of period	$299	$62,376	$41,558	$—	$104,233

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor thirteen weeks ended March 29, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$26,090	$36,152	$(2,172)	$—	$60,070

Cash flows from investing activities:
Capital expenditures	—	(54,276)	—	—	(54,276)
Investments in non-consolidated entities, net	—	(3,045)	—	—	(3,045)
Proceeds from the disposition of long-term assets	—	283	—	—	283
Other, net	—	1,298	—	—	1,298

Net cash used in investing activities	—	(55,740)	—	—	(55,740)

Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2018	297,000	—	—	—	297,000
Repayment of Term Loan due 2013	(140,657)	—	—	—	(140,657)
Repurchase of Senior Subordinated Notes due 2014	(108,965)	—	—	—	(108,965)
Deferred financing costs	(5,335)	—	—	—	(5,335)
Principal payments under capital and financing lease obligations	—	(777)	—	—	(777)
Principle payments under Term Loan	(1,625)	—	—	—	(1,625)
Change in construction payables	—	14,810	—	—	14,810
Change in intercompany advances	(65,822)	64,783	1,039	—	—

Net cash provided by (used in) financing activities	(25,404)	78,816	1,039	—	54,451

Effect of exchange rate changes on cash and equivalents	—	(424)	460	—	36

Net increase in cash and equivalents	686	58,804	(673)	—	58,817
Cash and equivalents at beginning of period	—	173,205	40,315	—	213,520

Cash and equivalents at end of period	$686	$232,009	$39,642	$—	$272,337

NOTE 9—COMMITMENTS AND CONTINGENCIES

        The Company, in the normal course of business, is a party to various ordinary course claims from vendors (including an online ticketing vendor, concession suppliers and film distributors), landlords and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 10—NEW ACCOUNTING PRONOUNCEMENTS

        In March 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-05, Foreign Currency Matters (Topic 830)—Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, ("ASU 2013-05"). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net earnings. Accordingly, the cumulative translation adjustment should be released into net earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted as of the beginning of the entity's fiscal year. The Company will adopt ASU 2013-05 as of the beginning of calendar 2014 and does not expect the adoption of ASU 2013-05 to have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, ("ASU 2013-02"). Under this amendment, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company adopted the disclosure requirements of ASU 2013-02 in the first quarter of calendar 2013. See Note 11—Accumulated Other Comprehensive Income for the required disclosure.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table presents the changes in accumulated other comprehensive income by component:

(In thousands)	Foreign Currency	Pension and Other Benefits	Unrealized Gains on Marketable Securities	Unrealized Gain from Equity Method Investee's Cash Flow Hedge	Total
Balance, December 31, 2012	$(530)	$7,264	$1,913	$797	$9,444

Other comprehensive income before reclassifications	1,634	—	2,354	293	4,281
Amounts reclassified from accumulated other comprehensive income	—	(19)	(8)	—	(27)

Net other comprehensive income (loss)	1,634	(19)	2,346	293	4,254

Balance, March 31, 2013	$1,104	$7,245	$4,259	$1,090	$13,698

        The following table presents details about accumulated other comprehensive income components for the three months ended March 31, 2013:

Reclassifications out of Accumulated Other Comprehensive Income

(In thousands)	Gains Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Amortization of pension and other benefit adjustments:
Actuarial gains	$(19)	General and administrative: Other
Unrealized gains on marketable securities:
Gain on marketable securities	(8)	Investment income

Total reclassifications	$(27)

NOTE 12—EMPLOYEE BENEFIT PLANS

        The Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans generally covering all employees who, prior to the freeze, were age 21 or older and had completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who were not covered by a collective bargaining agreement. The Company also offers eligible retirees the opportunity to participate in a health plan. Certain employees are

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

eligible for subsidized postretirement medical benefits. The eligibility for these benefits is based upon a participant's age and service as of January 1, 2009.

        The Company expects to make pension contributions of approximately $888,000 per quarter for a total of approximately $3,552,000 during calendar 2013.

        Net periodic benefit cost recognized for the plans during the three months ended March 31, 2013 and the thirteen weeks ended March 29, 2012 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	March 31, 2013	March 29, 2012	March 31, 2013	March 29, 2012
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$45	$45	$49	$37
Interest cost	1,128	1,160	217	239
Expected return on plan assets	(1,177)	(1,116)	—	—
Amortization of net (gain) loss	—	1	(19)	—
Amortization of prior service credit	—	—	—	(316)

Net periodic benefit cost	$(4)	$90	$247	$(40)

NOTE 13—SUBSEQUENT EVENT

        On April 30, 2013, the Company entered into a new $925,000,000 Senior Secured Credit Facility pursuant to which the Company borrowed term loans (the "Term Loan due 2020"), and used the proceeds to fund the redemption of both the Senior Secured Credit Facility Term Loan due 2016 (the "Term Loan due 2016") and the Senior Secured Credit Facility Term Loan due 2018 (the "Term Loan due 2018"). The new Senior Secured Credit Facility is comprised of a $150,000,000 Revolving Credit Facility, which matures in 2018, and a $775,000,000 term loan, which matures in 2020. The Term Loan due 2020 requires repayments of principal of 0.25% per quarter and the remaining principal payable upon maturity on April 30, 2020. The term loan was issued at a 0.25% discount which will be amortized to interest expense over the term of the loan. The Company capitalized deferred financing costs paid to creditors of approximately $6,400,000 related to the issuance of the Revolving Credit Facility due 2018 during the second quarter of calendar 2013. Concurrently with the Term Loan due 2020 borrowings on April 30, 2013, the Company redeemed all of the outstanding Term Loan due 2016 and the Term Loan due 2018 at a redemption price of 100% of the outstanding aggregate principal balance of $464,088,000 and $296,250,000, respectively, plus accrued and unpaid interest.

        Borrowings under the new Senior Secured Credit Facility will bear interest at a rate equal to an applicable margin plus, at the Company's option, either a base rate or LIBOR. The applicable margin for borrowings under the Term Loan due 2020 at April 30, 2013 is 3.5% with respect to LIBOR borrowings (2.75% margin plus 0.75% minimum LIBOR rate). Prior to redemption, the applicable margin for borrowings under the Term Loan due 2016 at April 30, 2013 was 4.25% with respect to LIBOR borrowings (3.25% margin plus 1.00% minimum LIBOR rate) and the applicable margin for borrowings under the Term Loan due 2018 was 4.75% (3.75% margin plus 1.00% minimum LIBOR

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 13—SUBSEQUENT EVENT (Continued)

rate). The Company will repay $7,750,000 of the Term Loan due 2020 per annum through April 30, 2019, with any remaining balance due on April 30, 2020. The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans.

        The new Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability, and the ability of its subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the notes); pay dividends and distributions or repurchase their capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; have a change of control of permitted holders, amend certain charter documents and material agreements governing subordinated indebtedness, including the Notes due 2019 and the Notes due 2020; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. In addition, the Senior Secured Credit Facility will require the Company and its subsidiaries to maintain a maximum net senior secured leverage ratio as long as the commitments under the revolving credit facility remain outstanding. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. All obligations under the Senior Secured Credit Facility are guaranteed by each of the Company's wholly-owned domestic subsidiaries. All obligations under the Senior Secured Credit Facility, and the guarantees of those obligations (as well as cash management obligations), will be secured by substantially all of the Company's assets as well as those of each subsidiary guarantor.

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

        Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties, see Item 1A. "Risk Factors" in our Transition Report on Form 10-K for the transition year ended December 31, 2012 and in this Quarterly Report on Form 10-Q.

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

Overview

        We are one of the world's leading theatrical exhibition companies. Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre concession sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs™ guest frequency membership program, rental of theatre auditoriums, breakage income from gift card and packaged tickets sales, on-line ticketing fees and arcade games located in theatre lobbies. As of March 31, 2013, we owned, operated or had interests in 342 theatres and 4,941 screens.

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

        Technical innovation has allowed us to enhance the consumer experience through premium formats such as IMAX, 3D and other large screen formats. When combined with our major markets' customer base, the operating flexibility of digital technology will enhance our capacity utilization and dynamic pricing capabilities. This will enable us to achieve higher ticket prices for premium formats and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We will continue to broaden our content offerings and enhance the guest experience through the installation of additional IMAX, and ETX (our proprietary large screen format) screens and the presentation of attractive alternative content as well as substantial upgrades to seating concepts.

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

        During the period from 1990 to 2012, the annual number of first-run films released by distributors in the United States ranged from a low of 370 in 1995 to a high of 677 in 2012, according to Motion Picture Association of America 2012 MPAA Theatrical Market Statistics and prior reports. The number of digital 3D films released annually increased to a high of 45 in 2011 from a low of 0 during this same time period.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions, substantial upgrades to seating concepts, expansion of food and beverage offerings, including dine-in theatres, and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of theatres. Typically our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and premium seat design. As of March 31, 2013, we have 2,361 3D enabled screens, including ETX 3D enabled screens, and 134 IMAX 3D enabled screens; approximately 47.8% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 2.7% of our screens were IMAX 3D enabled screens. We are the largest IMAX exhibitor in the world with a 45% market share in the United States and each of our IMAX local installations is protected by geographic exclusivity. On July 16, 2012, we, along with the IMAX Corporation, announced an expansion of our existing joint revenue sharing arrangement to include the installation of 8 confirmed and up to 18 additional IMAX theatres in the United States.

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

        The following table reflects AMC Stubs activity during the Successor three month period ended March 31, 2013:

			AMC Stubs Revenue for Three Months Ended March 31, 2013
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, December 31, 2012	$10,596	$15,819
Membership fees received	5,006	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	302	—	(302)	—
Concessions	—	5,924	—	—	(5,924)
Rewards redeemed:
Admissions	—	(2,790)	—	2,790	—
Concessions	—	(5,734)	—	—	5,734
Amortization of deferred revenue	(5,775)	—	5,775	—	—

For the period ended or balance as of March 31, 2013	$9,827	$13,521	$5,775	$2,488	$(190)

        The following table reflects AMC Stubs activity during the Predecessor thirteen week period ended March 29, 2012:

			AMC Stubs Revenue for Thirteen Weeks Ended March 29, 2012
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, December 29, 2011	$12,222	$18,462	$—	$—	$—
Membership fees received	7,417	—	—	—	—
Rewards accumulated, net of expirations:
Admissions	—	3,979	—	(3,979)	—
Concessions	—	9,957	—	—	(9,957)
Rewards redeemed:
Admissions	—	(4,045)	—	4,045	—
Concessions	—	(7,392)	—	—	7,392
Amortization of deferred revenue	(5,946)	—	5,946	—	—

For the period ended or balance as of March 29, 2012	$13,693	$20,961	$5,946	$66	$(2,565)

        On August 30, 2012, Wanda acquired Parent through a merger between Parent and Wanda Film Exhibition Co. Ltd. ("Merger Subsidiary"), an indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Parent with Parent continuing as the surviving corporation and as an indirect subsidiary of Wanda. In connection with the change of control pursuant to the Merger, the Company's assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, the Company's financial statement presentations herein distinguish between a predecessor period, ("Predecessor"), for periods prior to the Merger and a successor period, ("Successor"), for periods subsequent to the Merger. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date, August 30, 2012. As a result of the application of "push down" accounting at the time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable. See Note 2—Merger for additional information regarding the Merger.

        In December 2012, we completed the acquisition of 4 theatres and 61 screens from Rave Reviews Cinemas, LLC and 6 theatres and 95 screens from Rave Digital Media, LLC, (and together "Rave theatres"). The purchase price for the Rave theatres, paid in cash, was $87,870,000, net of cash acquired, and is subject to working capital and other purchase price adjustments. For additional information about this acquisition, see Note 3—Acquisition to our Consolidated Financial Statements.

        In July and August of 2012, we sold 6 and closed 1 of our 8 theatres located in Canada. One theatre with 20 screens was closed prior to the end of the lease term and we made a payment to the landlord to terminate this lease for $7,562,000. Two theatres with 48 screens were sold under an asset purchase agreement to Empire Theatres Limited and 4 theatres with 86 screens were sold under the share purchase agreement to Cineplex, Inc. During the Transition Period of March 30, 2012 through December 31, 2012, the total net proceeds we received from these sales were approximately $1,472,000, and are subject to purchase price adjustments. The operations of these 7 theatres have been eliminated from our ongoing operations. We do not have any significant continuing involvement in the operations of these 7 theatres after the dispositions. During August of 2012, we sold one theatre in the UK with 12 screens. Proceeds from this sale were $395,000 and were subject to working capital and other purchase price adjustments as described in the sales agreement. The results of operations of these 8 theatres have been classified as discontinued operations. We are in discussions with the landlords regarding the ongoing operations at the remaining theatre located in Canada and the remaining theatre located in the UK. We recorded gains, net of lease termination expense, on the sales of these theatres of approximately $39,000,000, which were included in discontinued operations during the Transition Period of March 30, 2012 through December 31, 2012, and reflect the write off of long-term lease liabilities extinguished in connection with the sales and closure. During the three months ended March 31, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada.

        Prior to the fourth quarter of fiscal 2012, we recognized breakage income when gift card redemptions were deemed remote and we determined that there was no legal obligation to remit the unredeemed gift cards to the relevant tax jurisdiction ("Remote Method"), which, based on historical information, we concluded to be 18 months after the gift card was issued. At the end of the fourth quarter of fiscal 2012, we concluded we had accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow us to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, we changed our method for recording gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards ("Proportional Method"). We believe the Proportional Method is preferable to the Remote Method as it better reflects the gift card earnings process resulting in the recognition of gift card breakage income over the period of gift card redemptions (i.e., over the performance period). In accordance with ASC 250, Accounting Changes and Error Corrections, we concluded that this accounting change represented a change in accounting estimate effected by a change in accounting principle and accordingly, accounted for the change as a change in estimate following a cumulative catch-up method. As a result, the cumulative catch-up adjustment recorded at the end of the thirteen weeks ended March 29, 2012 resulted in an additional $14,969,000 of gift card breakage income under the Proportional Method. We will continue to review historical gift card redemption information at each reporting period to assess the continued appropriateness of the gift card breakage rates and pattern of redemption.

        On February 7, 2012, we launched a cash tender offer to purchase up to $160,000,000 aggregate principal amount of our outstanding $300,000,000 aggregate principal amount of 8% Senior

Subordinated Notes due 2014 ("Notes due 2014"). On February 21, 2012, holders of $108,955,000 aggregate principal amount of our Notes due 2014 tendered pursuant to the cash tender offer. On February 22, 2012, we accepted for purchase $58,063,000 aggregate principal amount for total consideration equal to (i) $972.50 per $1,000 in principal amount of notes validly tendered plus (ii) $30 per $1,000 in principal amount of the notes validly tendered. On March 7, 2012 we accepted for purchase the remaining $50,892,000 aggregate principal amount of our Notes due 2014 tendered on February 21, 2012 for total consideration equal to (i) $972.50 per $1,000 in principal amount of notes validly tendered plus (ii) $30 per $1,000 in principal amount of the notes validly tendered. We also accepted $10,000 aggregate principal amount of Notes due 2014 tendered after February 21, 2012 for total consideration equal to $972.50 per $1,000 in principal amount of the notes validly tendered. We recorded a loss on extinguishment of $640,000 related to the cash tender offer and redeemed our Notes due 2014 during the fifty-two weeks ended March 29, 2012. On March 7, 2012, we announced our intent to redeem $51,035,000 aggregate principal amount of Notes due 2014 at a price of $1,000 per $1,000 principal amount such that an aggregate of $160,000,000 of Notes due 2014 would be retired through the tender offer and redemption. On April 6, 2012, we completed the redemption of $51,035,000 aggregate principal amount of Notes due 2014 at a redemption price of 100% of the principal amount plus accrued and unpaid interest.

        On February 22, 2012, we entered into an incremental amendment to our Senior Secured Credit Facility pursuant to which we borrowed the Term Loan due 2018, the proceeds of which, together with cash on hand, were used to fund the cash tender offer and redemption of the Notes due 2014 and to repay our existing Term Loan due 2013. The Term Loan due 2018 was issued under the Senior Secured Credit Facility for $300,000,000 aggregate principal amount and net proceeds received were $297,000,000. The Term Loan due 2018 requires repayments of principal of 1% per annum and the remaining principal payable upon maturity on February 22, 2018. The Term Loan due 2018 bears interest at 4.25% as of March 29, 2012, which is based on LIBOR plus 3.25% and subject to a 1.00% minimum LIBOR rate. On February 22, 2012, we redeemed the outstanding Term Loan due 2013 at a redemption price of 100% of the then outstanding aggregate principal balance of $140,657,000. The Term Loan due 2013 bore interest at 2.0205% on February 22, 2012, which was based on LIBOR plus 1.75%. We recorded a loss on extinguishment of the Term Loan due 2013 of $383,000, during the fifty-two weeks ended March 29, 2012.

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

(In thousands)	Three Months Ended March 31, 2013	Thirteen Weeks Ended March 29, 2012	% Change
	(Successor)	(Predecessor)
Revenues
Theatrical exhibition
Admissions	$382,884	$425,826	-10.1%
Concessions	167,937	171,599	-2.1%
Other theatre	26,981	39,018	-30.8%

Total revenues	$577,802	$636,443	-9.2%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$191,324	$221,191	-13.5%
Concession costs	23,198	22,620	2.6%
Operating expense	164,210	171,352	-4.2%
Rent	113,806	110,719	2.8%
General and administrative expense:
Merger, acquisition and transaction costs	947	1,443	-34.4%
Management Fee	—	1,250	-100.0%
Other	16,313	15,711	3.8%
Depreciation and amortization	48,462	56,847	-14.8%
Impairment of long-lived assets	—	285	-100.0%

Operating costs and expenses	558,260	601,418	-7.2%

Operating income	19,542	35,025	-44.2%
Other expense (income)
Other expense	—	1,025	-100.0%
Interest expense:
Corporate borrowings	33,173	41,380	-19.8%
Capital and financing lease obligations	2,671	1,488	79.5%
Equity in earnings of non-consolidated entities	(546)	(10,695)	-94.9%
Investment income	(3,619)	(25)	* %

Total other expense	31,679	33,173	-4.5%

Earnings (loss) from continuing operations before income taxes	(12,137)	1,852	* %
Income tax provision	300	505	-40.6%

Earnings (loss) from continuing operations	(12,437)	1,347	* %
Earnings (loss) from discontinued operations, net of income taxes	4,979	(620)	* %

Net earnings (loss)	$(7,458)	$727	* %

*
Percentage change in excess of 100%

	Three Months Ended March 31, 2013	Thirteen Weeks Ended March 29, 2012
	(Successor)	(Predecessor)
Operating Data—Continuing Operations:
New theatre screens	7	—
Screen closures	17	14
Average screens—continuing operations(1)	4,874	4,775
Number of screens operated	4,941	4,865
Number of theatres operated	342	338
Screens per theatre	14.4	14.4
Attendance (in thousands)—continuing operations(1)	42,665	48,082

(1)
Includes consolidated theatres only, excludes 8 theatres with 166 screens sold in July and August of 2012 and included in discontinued operations, and excludes screens offline due to construction.

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

 Reconciliation of Adjusted EBITDA
(unaudited)

(In thousands)	Three Months Ended March 31, 2013	Thirteen Weeks Ended March 29, 2012
	(Successor)	(Predecessor)
Earnings (loss) from continuing operations Plus:	$(12,437)	$1,347
Income tax provision	300	505
Interest expense	35,844	42,868
Depreciation and amortization	48,462	56,847
Impairment of long-lived assets	—	285
Certain operating expenses(1)	3,138	3,163
Equity in earnings of non-consolidated entities	(546)	(10,695)
Cash distributions from non-consolidated entities(2)	10,051	12,517
Investment income	(3,619)	(25)
Other expense(3)	—	1,025
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	947	1,443
Management fee	—	1,250
Stock-based compensation expense	—	491

Adjusted EBITDA(2)	$82,140	$111,021

(1)
Amounts represent preopening expense, theatre and other closure expense, deferred digital equipment rent expense, and disposition of assets and other gains included in operating expenses.

(2)
Cash distributions from non-consolidated entities were included in our Adjusted EBITDA presentation. The presentation reflects how our management evaluates our Adjusted EBITDA performance and is consistent with treatment in our various debt covenant calculations.

(3)
Other expense for the thirteen weeks ended March 29, 2012 is primarily due to expenses on extinguishment of indebtedness related to the redemption of our Notes due 2014 of $640,000 and expenses related to the redemption and modification of the Senior Secured Credit Facility of $383,000.

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

  •
  does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; and

  •
  does not reflect management fees that were paid to our sponsors.

Three Months Ended March 31, 2013 and Thirteen Weeks Ended March 29, 2012

        Revenues.    Total revenues decreased 9.2%, or $58,641,000, during the three months ended March 31, 2013 compared to the thirteen weeks ended March 29, 2012. Admissions revenues decreased 10.1%, or $42,942,000, during the three months ended March 31, 2013 compared to the thirteen weeks ended March 29, 2012, primarily due to an 11.3% decrease in attendance, partially offset by a 1.2% increase in average ticket prices. Total admissions revenues were increased by rewards redeemed, net of deferrals, of $2,488,000 during the first quarter of calendar 2013 related to rewards accumulated under AMC Stubs compared to $66,000 during the thirteen weeks ended March 29, 2012. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of guest rewards. The increase in average ticket price was primarily due to an increase in ticket prices for standard 2D film and the impact of the decrease in net deferral of admission revenue related to AMC Stubs, partially offset by a decrease in attendance for premium format film product. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of calendar 2012 and before giving effect to the net deferral of admissions revenues due to the AMC Stubs guest frequency program) decreased 13.2%, or $55,882,000, during the three months ended March 31, 2013 compared to the thirteen weeks ended March 29, 2012, due to the decrease in attendance. Concessions revenues decreased 2.1%, or $3,662,000, during the three months ended March 31, 2013 compared to the thirteen weeks ended March 29, 2012, due to the decrease in attendance, partially offset by the decrease in net deferral of concession revenues related to the AMC Stubs guest frequency program and a 10.4% increase in average concessions per patron. The increase in concessions per patron includes the impact of the decrease in net deferral of concession revenue related to AMC Stubs, concession price increases and the opening of new concession stands with broader and more diverse food and beverage offerings. Total concessions revenues were reduced by a net amount of $190,000 and $2,565,000 during the three months ended March 31, 2013 and the thirteen weeks ended March 29, 2012, respectively, related to rewards accumulated under AMC Stubs and deferred to be recognized in future periods upon redemption or expiration of guest rewards. Other theatre revenues decreased 30.8%, or $12,037,000, during the three months ended March 31, 2013 compared to the thirteen weeks ended March 29, 2012, primarily due to declines in gift card breakage income and packaged ticket breakage, partially offset by increases in advertising revenues and internet ticket fees. Other theatre revenues for the thirteen weeks ended March 29, 2012 was impacted by a change in method of recognizing gift card breakage income from the Remote Method to the Proportional Method, which included a cumulative catch-up of $14,969,000 income recognized as a result of the accounting change. The decrease in breakage income on packaged tickets of $2,858,000 was due to fair value accounting as a result of the Merger. We will not recognize any breakage income on packaged tickets until 18 months after the date of the Merger under the Remote Method.

        Operating costs and expenses.    Operating costs and expenses decreased 7.2%, or $43,158,000, during the three months ended March 31, 2013 compared to the thirteen weeks ended March 29, 2012. Film exhibition costs decreased 13.5%, or $29,867,000, during the three months ended March 31, 2013 compared to the thirteen weeks ended March 29, 2012, primarily due to the decrease in admissions revenues and the decrease in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 50.0% in the current period and 51.9% in the prior period. Concession costs increased 2.6%, or $578,000, during the three months ended March 31, 2013 compared to the thirteen weeks ended March 29, 2012 due to the increase in concession costs as a percentage of concession revenues, partially offset by the decrease in concession revenues. As a percentage of concessions revenues, concession costs were 13.8% in the current period compared with 13.2% in the prior period, primarily due to concession cost increases, size increases and a shift in product mix to premium items that generate higher sales and lower percentage margins. As a percentage of revenues, operating expense was 28.4% in the current period as compared to 26.9% in the prior period, primarily due to increases in property taxes and increases in theatre salaries as a percentage of revenues. In addition, operating expenses as a percentage of revenues were lower in the prior period due to the increase in other theatre revenues of $14,969,000, resulting from a change in an accounting method of recognizing gift card breakage income. Rent expense increased 2.8%, or $3,087,000, during the three months ended March 31, 2013 compared to the thirteen weeks ended March 29, 2012, primarily from increases in common area maintenance expenses due to snow removal and a greater number of theatres operated due primarily to acquisitions.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $947,000 during the three months ended March 31, 2013 compared to $1,443,000 during the thirteen weeks ended March 29, 2012. Prior year costs primarily consisted of costs related to the Merger.

        Management fees.    Management fees decreased $1,250,000 during the three months ended March 31, 2013 compared to the thirteen weeks ended March 29, 2012. Management fees of $1,250,000 were paid quarterly, in advance, to our Sponsors in exchange for consulting and other services through the date of the Merger. Subsequent to the Merger, these management fees have ceased.

        Other.    Other general and administrative expense increased 3.8%, or $602,000, during the three months ended March 31, 2013 compared to the thirteen weeks ended March 29, 2012, due primarily to increases in expenses for company meetings, legal costs, and abandoned projects, partially offset by decreases in incentive compensation expense.

        Depreciation and amortization.    Depreciation and amortization decreased 14.8%, or $8,385,000, compared to the prior period due primarily to a decline in asset retirements from the prior year of $6,120,000 and a change in basis and asset lives for intangible assets as a result of "push down" accounting due to the Merger of $2,130,000. Additionally, the impact of the purchase price allocation for the Merger indicated the fair value of our property, net, was greater than the Predecessor's carrying value, and we also adjusted certain asset lives to reflect the estimated remaining useful life of the asset.

        Impairment of long-lived assets.    During the thirteen weeks ended March 29, 2012, we recognized an impairment loss of $285,000 on three theatres with 33 screens (in Arkansas, Maryland and Utah), which was related to property, net.

        Other expense.    Other expense for the thirteen weeks ended March 29, 2012 is comprised of expenses on extinguishment of indebtedness related to the redemption of our Notes due 2014 of $640,000 and expenses related to the redemption and modification of the Senior Secured Credit Facility of $383,000.

        Interest expense.    Interest expense decreased 16.4%, or $7,024,000, for the three months ended March 31, 2013 compared to the thirteen weeks ended March 29, 2012, primarily due to the redemptions of Notes due 2014 in the prior year and the accretion of premiums and elimination of amortization of deferred financing costs and discounts recorded as a result of the Merger, partially offset by increases in indebtedness and the related interest expense due to the issuance of our Term Loan due 2018 on February 22, 2012.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $546,000 in the current period compared to $10,695,000 in the prior period. The decrease in equity in earnings of non-consolidated entities was primarily due to decreases in equity in earnings from NCM and increases in equity in losses related to our investment in Open Road Releasing, LLC, partially offset by an increase in equity in earnings related to our investment in DCIP. Cash distributions from nonconsolidated entities were $10,051,000 during the current period and $12,517,000 during the thirteen weeks ended March 29, 2012. See Note 4—Investments for further information.

        Investment income.    Investment income was $3,619,000 for the three months ended March 31, 2013 compared to $25,000 for the thirteen weeks ended March 29, 2012. The investment income for the current period includes payments received of $3,677,000 related to the NCM tax receivable agreement which are recorded in investment income for periods subsequent to the Merger. Amounts related to the NCM tax receivable agreement of $3,949,000 were recorded in equity in earnings of nonconsolidated entities in the prior period.

        Income tax provision.    The income tax provision from continuing operations was $300,000 for the three months ended March 31, 2013 and $505,000 for the thirteen weeks ended March 29, 2012. See Note 7—Income Taxes for further information.

        Earnings (loss) from discontinued operations, net.    In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. In addition, on December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the 7 Canada theatres, the one UK theatre, and the Cinemex theatres have been classified as discontinued operations for all periods presented. During the three months ended March 31, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada.

        Net earnings (loss).    Net earnings (loss) were $(7,458,000) and $727,000 for the three months ended March 31, 2013 and March 29, 2012, respectively. Net loss during the three months ended March 31, 2013 compared to thirteen weeks ended March 29, 2012 was impacted by the decrease in attendance, the decrease in equity in earnings of non-consolidated entities, and the decrease in gift card breakage income recognized, partially offset by the reduction in depreciation and amortization expense, interest expense, and increases in investment income and earnings from discontinued operations.

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

        We believe that cash generated from operations, existing cash and equivalents and funds contributed to us by Wanda will be sufficient to fund operations and planned capital expenditures and debt retirements for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility and our 8.75% Senior Notes due 2019 (the "Notes due 2019") and 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020").

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $35,882,000 and $60,070,000 during the three months ended March 31, 2013 and the thirteen weeks ended March 29, 2012, respectively. The decrease in cash flows provided by operating activities for the three months ended March 31, 2013 was primarily due to an increase in payments related to annual incentive compensation and film rent payables, partially offset by a decrease in payments related to accounts payables. We had working capital deficit as of March 31, 2013 and December 31, 2012 of $243,877,000 and $237,945,000, respectively. Working capital includes $148,645,000 and $171,122,000 of deferred revenues and income as of March 31, 2013 and December 31, 2012, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $180,987,000 on our Credit Facility to meet these obligations as of March 31, 2013.

Cash Flows from Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $38,301,000 and $55,740,000, during the three months ended March 31, 2013 and the thirteen weeks ended March 29, 2012, respectively. Cash outflows from investing activities include capital expenditures of $39,350,000 and $54,276,000 during the three months ended March 31, 2013 and the thirteen weeks ended March 29, 2012, respectively. Our capital expenditures primarily consisted of maintaining our theatre circuit, technology upgrades, strategic growth initiatives and remodels. We expect that our gross cash outflows for capital expenditures will be approximately $260,000,000 to $290,000,000 for calendar 2013.

        During the three months ended March 31, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada and proceeds of $325,000 related to other dispositions of long-term assets.

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

Cash Flows from Financing Activities

        Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statement of Cash Flows, were $(24,228,000) and $54,451,000 during the three months ended March 31, 2013 and the thirteen weeks ended March 29, 2012, respectively. Financing activities for the current period consist of payments related to construction payables and Term Loan and capital and financial lease obligations.

        During the thirteen weeks ended March 29, 2012, proceeds from the issuance of Term Loans due 2018 were $297,000,000 and deferred financing costs paid related to the issuance of the Term Loans due 2018 were $5,335,000. We repaid the remaining principal balance due on our Term Loans due 2013 of $140,657,000 and made payments to repurchase our Notes due 2014 of $108,965,000 during the thirteen weeks ended March 29, 2012.

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Transition Report on Form 10-K for the transition year ended December 31, 2012 for certain information about our Senior Secured Credit Facility, our Notes due 2019, and our Notes due 2020.

        Each indenture relating to our notes (Notes due 2019 and Notes due 2020) allows us to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indenture for the Notes due 2019 (our most restrictive indenture), we could borrow approximately $1,020,300,000 (assuming an interest rate of 7.00% per annum on the additional indebtedness) in addition to specified permitted indebtedness at March 31, 2013. If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the Senior Secured Credit Facility.

        As of March 31, 2013, we were in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2019, and the Notes due 2020.

        On April 30, 2013, we entered into a new $925,000,000 Senior Secured Credit Facility pursuant to which we borrowed term loans (the "Term Loan due 2020"), and used the proceeds to fund the redemption of both the Senior Secured Credit Facility Term Loan due 2016 and the Senior Secured Credit Facility Term Loan due 2018. See Note 13—Subsequent Event for further information.

Investment in NCM LLC

        We hold an investment of 16.29% in NCM LLC accounted for following the equity method as of March 31, 2013. The estimated fair market value of these units was approximately $300,653,000, based upon the publically quoted price per share of NCM, Inc. on March 28, 2013 of $15.78 per share. Because we have little tax basis in these units, the sale of all these units at March 31, 2013 would require us to report taxable income of approximately $435,589,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Commitments and Contingencies

        The Company has commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in the Company's Transition Report on Form 10-K for the transition year ended December 31, 2012. Since December 31, 2012, there have been no material changes to the commitments and contingencies of the Company outside the ordinary course of business.

New Accounting Pronouncements

        See Note 10—New Accounting Pronouncements to these condensed consolidated financial statements for further information regarding recently issued accounting standards.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks.

        Market risk on variable-rate financial instruments.    At March 31, 2013, we maintained a Senior Secured Credit Facility comprised of a $192,500,000 revolving credit facility and Senior Secured Term Loans due 2016 and 2018. The Senior Secured Credit Facility permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of March 31, 2013 and had an aggregate principal balance of $760,338,000 outstanding under the Senior Secured Term Loans due 2016 and 2018 on March 31, 2013. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $1,906,000 during the three months ended March 31, 2013.

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

  (b)
  Changes in internal controls.

        There has been no change in our internal control over financial reporting during our most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Reference is made to Note 9—Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q for information on certain litigation to which we are a party.

Item 1A.    Risk Factors

        Reference is made to Part I Item 1A. Risk Factors in our Transition Report on Form 10-K for the transition year ended December 31, 2012.

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
3.2	Amended and Restated By-laws of AMC Entertainment Inc. (incorporated by reference from Exhibit 3.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2004).
Certificates of Incorporation or corresponding instruments, with amendments, of the following additional registrants:
3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.2	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.3	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.4	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.10 to AMCE's Form 10-Q (File No. 1-8747) filed on February 8, 2008).
3.3.5	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.6	AMC ITD, Inc. (incorporated by reference from Exhibit 3.3.10 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).
3.3.7	AMC Theatres of New Jersey, Inc. (incorporated by reference from Exhibit 3.3.8 to AMCE's Form 10-Q (File No. 1-8747) filed on November 9, 2012).
3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006) :
Loews Citywalk Theatre Corporation
3.5	By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).

EXHIBIT NUMBER	DESCRIPTION
3.6	By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.7	By-laws of American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.9 to AMCE's Form 10-Q (File No. 1-8747) filed on February 8, 2008).
3.8	By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.9	By-laws of AMC ITD, Inc. (incorporated by reference from Exhibit 3.11 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).
3.10	By-laws of AMC Theatres of New Jersey, Inc. (incorporated by reference from Exhibit 3.11 to AMCE's Form 10-Q (File No. 1-8747) filed on November 9, 2012).
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
4.4
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

EXHIBIT NUMBER	DESCRIPTION
4.6	Credit Agreement, dated as of April 30, 2013, by and among AMC Entertainment Inc., the lenders and the issuers party thereto, Citicorp North America, Inc., as agent, and the other agents and arrangers party thereto (incorporated by reference from Exhibit 10.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on May 3, 2013).
4.7
Guaranty, dated as of April 30, 2013, by AMC Entertainment Inc. and each of the other Guarantors party thereto in favor of the Guaranteed Parties named therein (incorporated by reference from Exhibit 10.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on May 3, 2013).
4.8
Pledge and Security Agreement, dated as of April 30, 2013, by AMC Entertainment Inc. and each of the other Grantors party thereto in favor of Citicorp North America, Inc., as agent for the Secured Parties (incorporated by reference from Exhibit 10.3 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on May 3, 2013).
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

AMC ENTERTAINMENT INC.
Date: May 10, 2013	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President
Date: May 10, 2013	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer