Form 10-Q
period 2013-06-30
AMC ENTERTAINMENT INC
filed 2013-08-13
CIK 722077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8747

AMC ENTERTAINMENT INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1304369 (I.R.S. Employer Identification No.)
One AMC Way 11500 Ash Street, Leawood, KS (Address of principal executive offices)	66211 (Zip Code)

(913) 213-2000
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of June 30, 2013
Common Stock, 1¢ par value	1

 AMC ENTERTAINMENT INC. AND SUBSIDIARIES

INDEX

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30, 2013	Thirteen Weeks Ended June 28, 2012	Six Months Ended June 30, 2013	Twenty-six Weeks Ended June 28, 2012
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	(unaudited)		(unaudited)
Revenues
Admissions	$515,306	$451,582	$898,190	$877,408
Concessions	219,477	188,550	387,414	360,149
Other theatre	27,882	30,239	54,863	69,257

Total revenues	762,665	670,371	1,340,467	1,306,814

Operating Costs and Expenses
Film exhibition costs	285,395	242,727	476,719	463,918
Concession costs	30,550	26,599	53,748	49,219
Operating expense	187,219	170,729	351,429	342,081
Rent	113,542	112,046	227,348	222,765
General and administrative:
Merger, acquisition and transaction costs	706	3	1,653	1,446
Management fee	—	1,250	—	2,500
Other	17,034	15,326	33,347	31,037
Depreciation and amortization	50,370	48,334	98,832	105,181
Impairment of long-lived assets	—	—	—	285

Operating costs and expenses	684,816	617,014	1,243,076	1,218,432

Operating income	77,849	53,357	97,391	88,382
Other expense (income)
Other (income) expense	(294)	121	(294)	1,146
Interest expense:
Corporate borrowings	32,310	39,759	65,483	81,139
Capital and financing lease obligations	2,637	1,418	5,308	2,906
Equity in earnings of non-consolidated entities	(23,274)	(8,753)	(23,820)	(19,448)
Investment (income) expense	282	(26)	(3,337)	(51)

Total other expense	11,661	32,519	43,340	65,692

Earnings from continuing operations before income taxes	66,188	20,838	54,051	22,690
Income tax provision	12,650	400	12,950	905

Earnings from continuing operations	53,538	20,438	41,101	21,785
Earnings (loss) from discontinued operations, net of income taxes	(282)	(2,254)	4,697	(2,874)

Net earnings	$53,256	$18,184	$45,798	$18,911

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30, 2013	Thirteen Weeks Ended June 28, 2012	Six Months Ended June 30, 2013	Twenty-six Weeks Ended June 28, 2012
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	(unaudited)		(unaudited)
Net earnings	$53,256	$18,184	$45,798	$18,911
Foreign currency translation adjustment, net of tax	331	2,962	1,965	590
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	—	—	(18,939)
Net prior service credit arising during the period, net of tax	—	771	—	1,806
Amortization of net (gain) loss included in net periodic benefit costs, net of tax	(19)	583	(38)	584
Amortization of prior service credit included in net periodic benefit costs, net of tax	—	(265)	—	(581)
Unrealized gain on marketable securities:
Unrealized holding gains arising during the period, net of tax	1,147	1,969	3,501	8,270
Less: reclassification adjustment for gains included in investment (income) expense, net of tax	(13)	(26)	(21)	(54)
Unrealized gain from equity method investees' cash flow hedge:
Unrealized holding gains arising during the period, net of tax	2,175	—	2,468	—
Holding gains reclassified to equity in earnings of non-consolidated entities	(247)	—	(247)	—

Other comprehensive income (loss)	3,374	5,994	7,628	(8,324)

Total comprehensive income	$56,630	$24,178	$53,426	$10,587

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(Successor)	(Successor)
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$134,164	$130,928
Receivables, net	75,727	97,108
Other current assets	76,794	100,927

Total current assets	286,685	328,963
Property, net	1,137,797	1,147,959
Intangible assets, net	238,830	243,180
Goodwill	2,296,374	2,219,833
Other long-term assets	389,390	332,740

Total assets	$4,349,076	$4,272,675

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$256,845	$226,220
Accrued expenses and other liabilities	137,693	155,286
Deferred revenues and income	142,240	171,122
Current maturities of corporate borrowings and capital and financing lease obligations	14,367	14,280

Total current liabilities	551,145	566,908
Corporate borrowings	2,073,037	2,070,671
Capital and financing lease obligations	112,964	116,369
Deferred revenues—for exhibitor services agreement	337,333	318,154
Other long-term liabilities	447,066	426,468

Total liabilities	3,521,545	3,498,570

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	801,811	801,811
Accumulated other comprehensive income	17,072	9,444
Accumulated earnings (deficit)	8,648	(37,150)

Total stockholder's equity	827,531	774,105

Total liabilities and stockholder's equity	$4,349,076	$4,272,675

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30, 2013	Twenty-six Weeks Ended June 28, 2012
	(Successor)	(Predecessor)
	(unaudited)
Cash flows from operating activities:
Net earnings	$45,798	$18,911
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	98,832	105,690
Impairment of assets	—	285
Loss (gain) on extinguishment and modification of debt	(422)	538
Amortization of discount (premium) on corporate borrowings	(6,252)	887
Deferred income taxes	11,150	—
Theatre and other closure expense	3,020	5,189
Gain on dispositions	(4,765)	(3,044)
Equity in earnings and losses from non-consolidated entities, net of distributions	(14,917)	(6,422)
Change in assets and liabilities:
Receivables	28,547	28,125
Other assets	(5,464)	(7,786)
Accounts payable	38,138	686
Accrued expenses and other liabilities	(60,649)	(60,941)
Other, net	488	(1,144)

Net cash provided by operating activities	133,504	80,974

Cash flows from investing activities:
Capital expenditures	(104,695)	(73,346)
Investments in non-consolidated entities, net	(2,766)	(1,523)
Acquisition of Rave theatres, net of cash acquired	(1,128)	—
Proceeds from the disposition of long-term assets	4,866	1,352
Other, net	(4,677)	762

Net cash used in investing activities	(108,400)	(72,755)

Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2020	773,063	—
Repayment of Term Loan due 2016	(464,088)	—
Repayment of Term Loan due 2018	(296,250)	—
Proceeds from issuance of Term Loan due 2018	—	297,000
Repayment of Term Loan due 2013	—	(140,657)
Repurchase of Senior Subordinated Notes due 2014	—	(160,000)
Deferred financing costs	(8,111)	(5,425)
Principal payments under capital and financing lease obligations	(3,064)	(1,581)
Principal payments under Term Loan	(3,939)	(3,626)
Change in construction payables	(19,404)	(5,860)

Net cash used in financing activities	(21,793)	(20,149)
Effect of exchange rate changes on cash and equivalents	(75)	462

Net increase (decrease) in cash and equivalents	3,236	(11,468)
Cash and equivalents at beginning of period	130,928	213,520

Cash and equivalents at end of period	$134,164	$202,052

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        AMC Entertainment® Inc. ("AMCE" or the "Company") is an intermediate holding company, which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres primarily located in the United States. AMCE is a wholly-owned subsidiary of AMC Entertainment Holdings, Inc. ("Parent") and an indirect, wholly-owned subsidiary of Dalian Wanda Group Co., Ltd. ("Wanda"), a Chinese private conglomerate.

        On August 30, 2012, Wanda acquired Parent through a merger between Parent and Wanda Film Exhibition Co. Ltd. ("Merger Subsidiary"), a wholly-owned indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Parent with Parent continuing as the surviving corporation and as a wholly-owned indirect subsidiary of Wanda (the "Merger"). In connection with the change of control pursuant to the Merger, the Company's assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, the Company's financial statement presentations herein distinguish between a predecessor period ("Predecessor"), for periods prior to the Merger, and a successor period ("Successor"), for periods subsequent to the Merger. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date, August 30, 2012. The Consolidated Financial Statements presented herein are those of Successor from January 1, 2013 through June 30, 2013, and those of Predecessor for all periods prior to the Merger date. As a result of the application of "push down" accounting at the time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable. See Note 2—Merger for additional information regarding the Merger.

        The accompanying unaudited Consolidated Financial Statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's Transition Report on Form 10-K for the transition period from March 30, 2012 to December 31, 2012. The December 31, 2012 Consolidated Balance Sheet data was derived from the audited balance sheet included in the Transition Report on Form 10-K, but does not include all disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP"). In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the calendar year ending December 31, 2013. The Company manages its business under one operating segment called Theatrical Exhibition.

        Use of Estimates:    Preparing the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) Impairments, (2) Film exhibition costs, (3) Income and

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

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

        Out of Period Adjustments:    During the three months ended June 30, 2013, management identified adjustments necessary to correct the valuation allowance for deferred tax assets recognized when push down accounting was applied at the date of the Merger and to correct changes in the valuation allowance for deferred tax assets recognized subsequent to the Merger.

        Management determined that an increase to the valuation allowance at the date of the Merger was necessary to provide for deferred tax assets that more likely than not will not be realized. The out of period adjustment increased reported goodwill by $31,463,000, decreased other current assets by $33,200,000 and decreased other long-term liabilities by $1,737,000 as of June 30, 2013.

        Management also determined that during the successor period from August 31, 2012 through December 31, 2012, and during the first quarter ended March 31, 2013, reductions to the valuation allowance were incorrectly recorded resulting in an understatement of tax expense and net loss from continuing operations of $5,520,000 and $2,800,000, respectively.

        The out of period adjustments for each of the periods noted above have been recorded during the second quarter of calendar 2013. The impact of these adjustments increased the tax provision and reduced earnings from continuing operations by $8,320,000 from amounts that otherwise would have been recorded for the three months ended June 30, 2013. For the six months ended June 30, 2013, the out of period impact was $5,520,000, which represents the adjustment recorded for the successor period from August 31, 2012 to December 31, 2012. These corrections had no impact on reported cash flows for any period. Management does not believe the impact of these out of period adjustments materially impacts the fair presentation of the Company's operating results or financial condition for any of the periods impacted.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

        Goodwill:    The activity for goodwill is presented below:

(In thousands)	Total
Balance as of December 31, 2012	$2,219,833
Increase in Goodwill from purchase price allocation adjustments related to the Merger	31,951
Increase in Goodwill from purchase price allocation adjustments related to the Rave acquisition	13,127
Out of period adjustments to correct the valuation allowance for deferred taxes recognized when push down accounting was applied at the date of the Merger	31,463

Balance as of June 30, 2013	$2,296,374

        See Note 2—Merger and Note 3—Acquisition for additional information regarding the Merger and the Rave Acquisitions.

        Discontinued Operations:    The results of operations for the Company's discontinued operations have been eliminated from the Company's continuing operations and classified as discontinued operations for each period presented within the Company's Consolidated Statements of Operations. During the six months ended June 30, 2013, the Company received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada.

        Other (Income) Expense:    The following table sets forth the components of other (income) expense:

(In thousands)	Three Months Ended June 30, 2013	Thirteen Weeks Ended June 28, 2012	Six Months Ended June 30, 2013	Twenty-six Weeks Ended June 28, 2012
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Loss on redemption of 8% Senior Subordinated Notes due 2014	$—	$—	$—	$640
Loss (gain) on Senior Secured Credit Facility	(240)	—	(240)	383
Other (income) expense	(54)	121	(54)	123

Other (income) expense	$(294)	$121	$(294)	$1,146

NOTE 2—MERGER

        Parent and Wanda completed a Merger on August 30, 2012 in which Wanda indirectly acquired all of the outstanding capital stock of Parent. Parent merged with Merger Subsidiary, whereby Merger Subsidiary merged with and into Parent with Parent continuing as the surviving corporation and as a wholly-owned indirect subsidiary of Wanda. The merger consideration totaled $701,811,000, with $700,000,000 invested by Wanda and $1,811,000 invested by members of management. Wanda also

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 2—MERGER (Continued)

acquired cash, corporate borrowings and capital and financing lease obligations in connection with the Merger, as described below.

        As a result of the Merger and related change of control, the Company applied "push down" accounting, which requires allocation of the Merger consideration to the estimated fair values of the assets and liabilities acquired in the Merger. The allocation of Merger consideration was based on management's judgment after evaluating several factors, including a valuation assessment performed by a third party appraiser. Final appraisal reports were received during the first quarter of calendar 2013. The appraisal measurements included a combination of income, replacement costs and market approaches and represents management's best estimate of fair value at August 30, 2012, the acquisition date. Management finalized its purchase price allocation during the first quarter of calendar 2013. Adjustments made during the first quarter of calendar 2013 increased recorded goodwill by approximately $32,000,000. Property, net and other long-term assets decreased by approximately $28,000,000 and $4,000,000, respectively, due to final determinations of fair values assigned to tangible assets. During the second quarter of calendar 2013, the Company increased reported goodwill by $31,463,000, decreased other current assets by $33,200,000 and decreased other long-term liabilities by $1,737,000 to correct the valuation allowance for deferred taxes recognized when push down accounting was applied at the date of the Merger. See Note 1—Basis of Presentation for additional information

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 2—MERGER (Continued)

regarding the out of period adjustment. The following is a summary of the allocation of the Merger consideration:

(In thousands)	Total
Cash	$101,641
Receivables, net	29,775
Other current assets	34,840
Property, net(1)	1,034,597
Intangible assets, net(2)	246,507
Goodwill(3)	2,204,223
Other long-term assets(4)	339,013
Accounts payable	(134,186)
Accrued expenses and other liabilities	(138,535)
Credit card, packaged tickets, and loyalty program liability(5)	(117,841)
Corporate borrowings(6)	(2,086,926)
Capital and financing lease obligations	(60,922)
Deferred revenues—for exhibitor services agreement(7)	(322,620)
Other long-term liabilities(8)	(427,755)

Total Merger consideration	$701,811

Corporate borrowings	2,086,926
Capital and financing lease obligations	60,922
Less: cash	(101,641)

Total transaction value	$2,748,018

(1)
Property, net, consists of real estate, leasehold improvements and furniture, fixtures and equipment recorded at fair value.

(2)
Intangible assets consist of a trademark and trade names, a non-compete agreement, management contracts, a contract with an equity method investee, and favorable leases.

(3)
Goodwill represents the excess of the Merger consideration over the net assets recognized and represents the future expected economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill associated with the Merger is not tax deductible.

(4)
Other long-term assets primarily include equity method investments, real estate held for investment and marketable equity securities recorded at fair value.

(5)
Represents a liability related to the sales of gift cards, packaged tickets and AMC Stubs™ memberships and rewards outstanding at August 30, 2012, recorded at fair value.

(6)
Corporate borrowings include borrowings under the Senior Secured Credit Facility-Term Loan due 2016, the Senior Secured Credit Facility-Term Loan due 2018, the 8.75% Senior Fixed Rate Notes due 2019 and the 9.75% Senior Subordinated Notes due 2020, recorded at fair value.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 2—MERGER (Continued)

(7)
Deferred revenues for Exhibitor Services Agreement reflect the Company's obligation pursuant to an arrangement with National CineMedia, LLC ("NCM") to provide advertising services on terms favorable to NCM.

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

        Quoted market prices and observable market based inputs were used to estimate the fair value of corporate borrowings (Level 2) and the Company's investments in NCM and equity securities available for sale including RealD Inc. common stock (Level 1). The fair value measurements of other tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, market comparables, and quoted market prices.

        During the six months ended June 30, 2013, the Company incurred additional Merger-related costs of approximately $1,042,000, which are included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations.

        For further information about other Merger-related costs and change of control transactions for Corporate Borrowings, see Note 2—Merger and Note 9—Corporate Borrowings and Capital and Financing Lease Obligations in the Company's Transition Report on Form 10-K for the transition year ended December 31, 2012.

        The unaudited pro forma financial information presented below sets forth the Company's historical statements of operations for the periods indicated and gives effect to the Merger as if "push down" accounting had been applied as of December 30, 2011. Such information is presented for comparative purposes to the Consolidated Statements of Operations only and does not purport to represent what

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 2—MERGER (Continued)

the Company's results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

(In thousands)	Pro forma Thirteen Weeks Ended June 28, 2012	Pro forma Twenty-six Weeks Ended June 28, 2012
	(Predecessor)	(Predecessor)
	(unaudited)
Revenues
Admissions	$451,582	$877,408
Concessions	188,550	360,149
Other theatre	25,121	46,321

Total revenues	665,253	1,283,878

Operating Costs and Expenses
Film exhibition costs	242,727	463,918
Concession costs	26,599	49,219
Operating expense	169,908	343,399
Rent	113,022	221,974
General and administrative:
Merger, acquisition and transaction costs	3	1,446
Management fee	—	—
Other	15,008	31,034
Depreciation and amortization	47,447	102,164
Impairment of long-lived assets	—	285

Operating costs and expenses	614,714	1,213,439

Operating income	50,539	70,439
Other expense (income)
Other expense	121	1,146
Interest expense:
Corporate borrowings	34,964	71,749
Capital and financing lease obligations	1,418	2,906
Equity in earnings of non-consolidated entities	(8,367)	(9,617)
Investment (income) expense	183	(3,582)

Total other expense	28,319	62,602

Earnings from continuing operations before income taxes	22,220	7,837
Income tax provision	2,695	3,200

Earnings from continuing operations	19,525	4,637
Loss from discontinued operations, net of income taxes	(2,254)	(2,874)

Net earnings	$17,271	$1,763

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 3—ACQUISITION

        In December 2012, the Company completed the acquisition of 4 theatres and 61 screens from Rave Reviews Cinemas, LLC and 6 theatres and 95 screens from Rave Digital Media, LLC, (together "Rave"). The total purchase price for the Rave theatres, paid in cash, was $88,683,000, net of cash acquired, and is subject to working capital and other purchase price adjustments. Approximately $881,000 of the total purchase price was paid during the six months ended June 30, 2013.

        The acquisitions are being treated as a purchase in accordance with Accounting Standards Codification, ("ASC") 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including bid prices from potential buyers and a valuation assessment. The allocation of purchase price is subject to changes as an appraisal of assets and liabilities is not yet completed. The following is a summary of a preliminary allocation of the purchase price:

(In thousands)	Total
Cash	$3,649
Receivables, net(1)	754
Other current assets	1,556
Property, net	79,428
Goodwill(2)	92,151
Accrued expenses and other liabilities	(8,618)
Capital and financing lease obligations	(62,598)
Other long-term liabilities(3)	(13,990)

Total estimated purchase price	$92,332

(1)
Receivables consist of trade receivables recorded at estimated fair value. The Company did not acquire any other class of receivables as a result of the acquisition of the Rave theatres.

(2)
Amounts recorded for goodwill are expected to be deductible for tax purposes.

(3)
Amounts recorded for other long-term liabilities consist of unfavorable leases and long-term deferred tax liabilities.

        During the six months ended June 30, 2013, the Company incurred acquisition-related costs for the Rave theatres of approximately $396,000, which are included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. The Company's operating results for the six months ended June 30, 2013 were not materially impacted by this acquisition.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 4—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for following the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of June 30, 2013, include a 15.52% interest in NCM, a 50% interest in two U.S. theatres and one IMAX screen, a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"), and a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC ("ORF"). Indebtedness held by equity method investees is non-recourse to the Company.

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

	Three Months Ended June 30, 2013
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$122,800	$45,022	$36,257	$4,070	$208,149
Operating costs and expenses	81,700	42,566	14,479	3,426	142,171

Net earnings (loss)	$41,100	$2,456	$21,778	$644	$65,978

	Thirteen Weeks Ended June 28, 2012
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$110,100	$42,175	$32,900	$8,449	$193,624
Operating costs and expenses	108,300	32,973	24,500	9,215	174,988

Net earnings (loss)	$1,800	$9,202	$8,400	$(766)	$18,636

	Six Months Ended June 30, 2013
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$205,000	$88,077	$101,434	$6,936	$401,447
Operating costs and expenses	158,300	73,813	87,334	6,963	326,410

Net earnings (loss)	$46,700	$14,264	$14,100	$(27)	$75,037

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 4—INVESTMENTS (Continued)

	Twenty-six Weeks Ended June 28, 2012
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$189,200	$79,978	$68,596	$16,696	$354,470
Operating costs and expenses	184,200	64,005	60,716	18,285	327,206

Net earnings (loss)	$5,000	$15,973	$7,880	$(1,589)	$27,264

        The components of the Company's recorded equity in earnings of non-consolidated entities are as follows:

(In thousands)	Three Months Ended June 30, 2013	Thirteen Weeks Ended June 28, 2012	Six Months Ended June 30, 2013	Twenty-six Weeks Ended June 28, 2012
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
National CineMedia, LLC	$8,577	$446	$8,699	$9,533
Digital Cinema Implementation Partners, LLC	4,045	2,809	7,827	4,947
Open Road Releasing, LLC	10,269	4,200	7,050	3,940
Other	383	1,298	244	1,028

The Company's recorded equity in earnings	$23,274	$8,753	$23,820	$19,448

        DCIP Transactions.    As of June 30, 2013 and December 31, 2012, the Company had recorded $683,000 and $736,000 respectively, of amounts due from DCIP related to equipment purchases made on behalf of DCIP for the installation of digital projection systems. After the projectors are installed and the Company is reimbursed for its installation costs, the Company will make capital contributions to DCIP for projector and installation costs in excess of an agreed upon cap ($68,000 per system for digital conversions and $44,000 for new build locations). The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years, including scheduled escalations of rent to commence after six and one-half years from the inception of the agreement. The difference between the cash rent and straight-line rent is recorded to deferred rent, a long-term liability account. As of June 30, 2013 and December 31, 2012, the Company had recorded $4,681,000 and $1,810,000 of deferred rent liability, respectively. The Company recorded digital equipment rental expense for continuing operations of $2,662,000 and $2,139,000 during the three months ended June 30, 2013 and the thirteen weeks ended June 28, 2012, respectively. The Company recorded digital equipment rental expense for continuing operations of $5,369,000 and $4,004,000 during the six months ended June 30, 2013 and the twenty-six weeks ended June 28, 2012, respectively.

        Open Road Films Transactions.    As of June 30, 2013 and December 31, 2012, the Company had recorded $1,831,000 and $1,950,000 of amounts due from Open Road Films and has recorded $61,000 and $326,000 of amounts payable for film rentals, respectively. The Company has incurred approximately $1,600,000 and $1,100,000 in gross film exhibition costs on titles distributed by Open Road Films during the three months ended June 30, 2013 and the thirteen weeks ended June 28, 2012, respectively. The Company has incurred approximately $8,700,000 and $6,100,000 in gross film

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 4—INVESTMENTS (Continued)

exhibition costs on titles distributed by Open Road Films during the six months ended June 30, 2013 and the twenty-six weeks ended June 28, 2012, respectively.

        NCM Transactions.    Effective June 7, 2013, NCM issued 5,315,837 common membership units to another founding member due to an acquisition, which caused a decrease in the Company's ownership share from 16.29% to 15.59%. As of June 30, 2013, the Company owns 19,052,770 common membership units, or a 15.52% interest, in NCM. As a founding member, the Company has the ability to exercise significant influence over the governance of NCM, and, accordingly accounts for its investment following the equity method. The estimated fair market value of the units in NCM was approximately $321,801,000, based on the publically quoted price per share of NCM, Inc. on June 28, 2013 of $16.89 per share.

        The Company recorded the following transactions with NCM:

(In thousands)	June 30, 2013	December 31, 2012
	(Successor)	(Successor)
Due from NCM for on-screen advertising revenue	$2,887	$1,978
Due to NCM for Exhibitor Services Agreement	2,908	2,021

(In thousands)	Three Months Ended June 30, 2013	Thirteen Weeks Ended June 28, 2012	Six Months Ended June 30, 2013	Twenty-six Weeks Ended June 28, 2012
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net NCM screen advertising revenues	$8,495	$6,643	$16,572	$13,064
NCM beverage advertising expense	3,773	3,483	6,721	6,837

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 4—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings of NCM during the six months ended June 30, 2013:

(In thousands)	Investment in NCM(1)	Deferred Revenue(2)	Other Comprehensive (Income)	Cash Received	Equity in (Earnings)	Advertising (Revenue)
Ending balance December 31, 2012	$245,047	$(318,154)	$(797)
Receipt of common units	26,315	(26,315)	—
Receipt of excess cash distributions	(8,749)	—	—	$8,749	$—	$—
Amortization of deferred revenue	—	7,136	—	—	—	(7,136)
Unrealized gain from cash flow hedge	700	—	(700)	—	—	—
Change in interest gain(3)	2,716	—	—	—	(2,716)	—
Equity in earnings(4)	7,365	—	—	—	(7,365)	—
Equity in loss from amortization of basis difference(5)	(1,382)	—	—	—	1,382	—

For the period ended or balance as of June 30, 2013	$272,012	$(337,333)	$(1,497)	$8,749	$(8,699)	$(7,136)

(1)
As of the date of the Merger, August 30, 2012, the Company's investment in NCM consisted of a single investment tranche (Tranche 1 Investment) consisting of 17,323,782 membership units recorded at fair value (Level 1). As a result of the Rave theatre acquisitions in December of 2012, and as provided under the Common Unit Adjustment Agreement dated as of February 13, 2007, the Company received 1,728,988 additional NCM common membership units in calendar 2013 valued at $26,315,000 and is recorded in a new tranche, (Tranche 2 Investment).

(2)
Represents the unamortized portion of the Exhibitor Services Agreement ("ESA") modifications payment received from NCM. Such amounts are being amortized to revenues over the remainder of the 30 year term of the ESA ending in 2036, using a units-of-revenue method, as described in ASC 470-10-35 (formerly EITF 88-18, Sales of Future Revenues). In connection with the Merger on August 30, 2012, the deferred revenue amounts related to the ESA were adjusted to estimated fair value.

(3)
A non-cash gain was recorded to adjust our investment balance due to NCM's issuance of 5,315,837 common membership units to another founding member, at a price per share in excess of the Company's average carrying amount per share.

(4)
Represents percentage of ownership equity in earnings on both Tranche 1 and Tranche 2 Investments.

(5)
Certain differences between the Company's carrying value and the Company's share of NCM's membership equity have been identified and are amortized to equity in earnings over the respective lives of the assets and liabilities.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

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

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of June 30, 2013:

		Fair Value Measurements at June 30, 2013 Using
(In thousands)	Total Carrying Value at June 30, 2013	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Cash and Cash Equivalents	$32	$32	$—	$—
Money Market Mutual Funds	83	83	—	—
Equity securities, available-for-sale:
RealD Inc. Common Stock	16,996	16,996	—	—
Mutual Fund Large U.S. Equity	2,438	2,438	—	—
Mutual Fund Small/Mid U.S. Equity	682	682	—	—
Mutual Fund International	347	347	—	—
Mutual Fund Balance	145	145	—	—
Mutual Fund Fixed Income	370	370	—	—

Total assets at fair value	$21,093	$21,093	$—	$—

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

June 30, 2013

(Unaudited)

NOTE 5—FAIR VALUE MEASUREMENTS (Continued)

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at June 30, 2013 Using
(In thousands)	Total Carrying Value at June 30, 2013	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current Maturities of Corporate Borrowings	$7,750	$—	$7,730	$—
Corporate Borrowings	2,073,037	—	2,087,899	—

        Valuation Technique.    Quoted market prices were used to estimate fair value.

NOTE 6—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

(In thousands)	Six Months Ended June 30, 2013	Twenty-six Weeks Ended June 28, 2012
	(Successor)	(Predecessor)
Beginning balance	$61,344	$66,497
Theatre and other closure expense	3,020	5,189
Transfer of assets and liabilities	(54)	(647)
Foreign currency translation adjustment	(1,404)	(41)
Cash payments	(5,716)	(7,752)

Ending balance	$57,190	$63,246

        During the three months ended June 30, 2013 and the thirteen weeks ended June 28, 2012, the Company recognized $1,582,000 and $3,427,000, respectively, and during the six months ended June 30, 2013 and the twenty-six weeks ended June 28, 2012, the Company recognized $3,020,000 and $5,189,000, respectively, of theatre and other closure expense, primarily related to accretion on previously closed properties with remaining lease obligations.

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 7—INCOME TAXES

        The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

(In thousands)	Six Months Ended June 30, 2013	Twenty-six Weeks Ended June 28, 2012
	(Successor)	(Predecessor)
Income tax expense at the federal statutory rate	$18,900	$7,950
Effect of:
State income taxes	1,800	905
Permanent items	100	1,150
Change in FIN 48 Reserve	—	600
Out of period adjustment (See Note 1)	5,520	—
Valuation allowance	(13,370)	(9,700)

Income tax expense	$12,950	$905

Effective income tax rate	24.0%	4.0%

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

        If, in the future, the Company generates sufficient earnings in the United States federal and state tax jurisdictions where it has recorded valuation allowances, management's conclusion regarding the need for a valuation allowance in these tax jurisdictions could change. Accordingly, it is reasonably possible the Company could have a reduction of some or a significant portion of the Company's recorded valuation allowance in the near term. This determination would be dependent on a number of factors which would include, but not be limited to, the Company's expectation of future taxable income.

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor three months ended June 30, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$514,141	$1,165	$—	$515,306
Concessions	—	218,959	518	—	219,477
Other theatre	—	27,820	62	—	27,882

Total revenues	—	760,920	1,745	—	762,665

Operating Costs and Expenses
Film exhibition costs	—	284,834	561	—	285,395
Concession costs	—	30,448	102	—	30,550
Operating expense	158	186,132	929	—	187,219
Rent	—	113,035	507	—	113,542
General and administrative:
Merger, acquisition and transaction costs	—	706	—	—	706
Other	—	17,033	1	—	17,034
Depreciation and amortization	—	50,356	14	—	50,370

Operating costs and expenses	158	682,544	2,114	—	684,816

Operating income (loss)	(158)	78,376	(369)	—	77,849
Other expense (income)
Equity in net (earnings) loss of subsidiaries	(49,568)	47	—	49,521	—
Other income	—	(294)	—	—	(294)
Interest expense:
Corporate borrowings	32,539	43,733	—	(43,962)	32,310
Capital and financing lease obligations	—	2,637	—	—	2,637
Equity in earnings of non-consolidated entities	—	(23,252)	(22)	—	(23,274)
Investment (income) expense	(36,385)	(7,115)	(180)	43,962	282

Total other expense (income)	(53,414)	15,756	(202)	49,521	11,661

Earnings (loss) from continuing operations before income taxes	53,256	62,620	(167)	(49,521)	66,188
Income tax provision	—	12,650	—	—	12,650

Earnings (loss) from continuing operations	53,256	49,970	(167)	(49,521)	53,538
Earnings (loss) from discontinued operations, net of income taxes	—	(402)	120	—	(282)

Net earnings (loss)	$53,256	$49,568	$(47)	$(49,521)	$53,256

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor six months ended June 30, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$896,001	$2,189	$—	$898,190
Concessions	—	386,470	944	—	387,414
Other theatre	—	54,699	164	—	54,863

Total revenues	—	1,337,170	3,297	—	1,340,467

Operating Costs and Expenses
Film exhibition costs	—	475,708	1,011	—	476,719
Concession costs	—	53,544	204	—	53,748
Operating expense	169	349,367	1,893	—	351,429
Rent	—	226,365	983	—	227,348
General and administrative:
Merger, acquisition and transaction costs	—	1,653	—	—	1,653
Other	—	33,346	1	—	33,347
Depreciation and amortization	—	98,810	22	—	98,832

Operating costs and expenses	169	1,238,793	4,114	—	1,243,076

Operating income (loss)	(169)	98,377	(817)	—	97,391
Other expense (income)
Equity in net (earnings) loss of subsidiaries	(37,997)	218	—	37,779	—
Other income	—	(294)	—	—	(294)
Interest expense:
Corporate borrowings	65,680	88,449	—	(88,646)	65,483
Capital and financing lease obligations	—	5,308	—	—	5,308
Equity in (earnings) losses of non-consolidated entities	2	(23,809)	(13)	—	(23,820)
Investment income	(73,652)	(18,065)	(266)	88,646	(3,337)

Total other expense (income)	(45,967)	51,807	(279)	37,779	43,340

Earnings (loss) from continuing operations before income taxes	45,798	46,570	(538)	(37,779)	54,051
Income tax provision	—	12,950	—	—	12,950

Earnings (loss) from continuing operations	45,798	33,620	(538)	(37,779)	41,101
Earnings from discontinued operations, net of income taxes	—	4,377	320	—	4,697

Net earnings (loss)	$45,798	$37,997	$(218)	$(37,779)	$45,798

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor thirteen weeks ended June 28, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$450,362	$1,220	$—	$451,582
Concessions	—	188,021	529	—	188,550
Other theatre	—	30,155	84	—	30,239

Total revenues	—	668,538	1,833	—	670,371

Operating costs and expenses
Film exhibition costs	—	242,135	592	—	242,727
Concession costs	—	26,486	113	—	26,599
Operating expense	30	169,751	948	—	170,729
Rent	—	111,570	476	—	112,046
General and administrative:
Merger, acquisition and transaction costs	—	3	—	—	3
Management fee	—	1,250	—	—	1,250
Other	—	15,326	—	—	15,326
Depreciation and amortization		48,315	19	—	48,334
Impairment of long-lived assets	—	—	—	—	—

Operating costs and expenses	30	614,836	2,148	—	617,014

Operating income (loss)	(30)	53,702	(315)	—	53,357
Other expense (income)
Equity in net earnings of subsidiaries	(14,829)	(1,064)	—	15,893	—
Other expense	—	121	—	—	121
Interest expense
Corporate borrowings	39,765	51,471	—	(51,477)	39,759
Capital and financing lease obligations	—	1,418	—	—	1,418
Equity in (earnings) losses of non-consolidated entities	46	(7,465)	(1,334)	—	(8,753)
Investment income	(43,196)	(8,307)	—	51,477	(26)

Total other expense (income)	(18,214)	36,174	(1,334)	15,893	32,519

Earnings from continuing operations before income taxes	18,184	17,528	1,019	(15,893)	20,838
Income tax provision	—	400	—	—	400

Earnings from continuing operations	18,184	17,128	1,019	(15,893)	20,438
Earnings (loss) from discontinued operations, net of income taxes	—	(2,299)	45	—	(2,254)

Net earnings	$18,184	$14,829	$1,064	$(15,893)	$18,184

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor twenty-six weeks ended June 28, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$875,010	$2,398	$—	$877,408
Concessions	—	359,161	988	—	360,149
Other theatre	—	69,088	169	—	69,257

Total revenues	—	1,303,259	3,555	—	1,306,814

Operating costs and expenses
Film exhibition costs	—	462,816	1,102	—	463,918
Concession costs	—	49,009	210	—	49,219
Operating expense	257	340,150	1,674	—	342,081
Rent	—	221,757	1,008	—	222,765
General and administrative:
Merger, acquisition and transaction costs	—	1,446	—	—	1,446
Management fee	—	2,500	—	—	2,500
Other	—	30,990	47	—	31,037
Depreciation and amortization		105,143	38	—	105,181
Impairment of long-lived assets	—	285	—	—	285

Operating costs and expenses	257	1,214,096	4,079	—	1,218,432

Operating income (loss)	(257)	89,163	(524)	—	88,382
Other expense (income)
Equity in net earnings of subsidiaries	(12,247)	(505)	—	12,752	—
Other expense	—	1,146	—	—	1,146
Interest expense
Corporate borrowings	80,358	104,540	—	(103,759)	81,139
Capital and financing lease obligations	—	2,906	—	—	2,906
Equity in (earnings) losses of non-consolidated entities	72	(18,307)	(1,213)	—	(19,448)
Investment income	(87,351)	(16,459)	—	103,759	(51)

Total other expense (income)	(19,168)	73,321	(1,213)	12,752	65,692

Earnings from continuing operations before income taxes	18,911	15,842	689	(12,752)	22,690
Income tax provision	—	905	—	—	905

Earnings from continuing operations	18,911	14,937	689	(12,752)	21,785
Loss from discontinued operations, net of income taxes	—	(2,690)	(184)	—	(2,874)

Net earnings	$18,911	$12,247	$505	$(12,752)	$18,911

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor as of June 30, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$176	$92,388	$41,600	$—	$134,164
Receivables, net	20	75,630	77	—	75,727
Other current assets	—	75,454	1,340	—	76,794

Total current assets	196	243,472	43,017	—	286,685
Investment in equity of subsidiaries	945,913	23,995	—	(969,908)	—
Property, net	—	1,137,709	88	—	1,137,797
Intangible assets, net	—	238,830	—	—	238,830
Intercompany advances	1,954,120	(1,957,934)	3,814	—	—
Goodwill	—	2,296,374	—	—	2,296,374
Other long-term assets	7,771	381,197	422	—	389,390

Total assets	$2,908,000	$2,363,643	$47,341	$(969,908)	$4,349,076

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$256,468	$377	$—	$256,845
Accrued expenses and other liabilities	(318)	138,117	(106)	—	137,693
Deferred revenues and income	—	142,235	5	—	142,240
Current maturities of corporate borrowings and capital and financing lease obligations	7,750	6,617	—	—	14,367

Total current liabilities	7,432	543,437	276	—	551,145
Corporate borrowings	2,073,037	—	—	—	2,073,037
Capital and financing lease obligations	—	112,964	—	—	112,964
Deferred revenues—for exhibitor services agreement	—	337,333	—	—	337,333
Other long-term liabilities	—	423,996	23,070	—	447,066

Total liabilities	2,080,469	1,417,730	23,346	—	3,521,545
Stockholder's equity	827,531	945,913	23,995	(969,908)	827,531

Total liabilities and stockholder's equity	$2,908,000	$2,363,643	$47,341	$(969,908)	$4,349,076

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor six months ended June 30, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$1,195	$129,215	$3,094	$—	$133,504

Cash flows from investing activities:
Capital expenditures	—	(104,687)	(8)	—	(104,695)
Investments in non-consolidated entities, net	—	(2,781)	15	—	(2,766)
Acquisition of Rave theatres, net of cash acquired	—	(1,128)	—	—	(1,128)
Proceeds from the disposition of long-term assets	—	4,866	—	—	4,866
Other, net	—	(4,677)	—	—	(4,677)

Net cash used in investing activities	—	(108,407)	7	—	(108,400)

Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2020	773,063	—	—	—	773,063
Repayment of Term Loan due 2016	(464,088)	—	—	—	(464,088)
Repayment of Term Loan due 2018	(296,250)	—	—	—	(296,250)
Deferred financing costs	(8,111)	—	—	—	(8,111)
Principal payments under capital and financing lease obligations	—	(3,064)	—	—	(3,064)
Principle payments under Term Loan	(3,939)	—	—	—	(3,939)
Change in construction payables	—	(19,404)	—	—	(19,404)
Change in intercompany advances	(2,002)	4,937	(2,935)	—	—

Net cash used in financing activities	(1,327)	(17,531)	(2,935)	—	(21,793)

Effect of exchange rate changes on cash and equivalents	—	(57)	(18)	—	(75)

Net increase (decrease) in cash and equivalents	(132)	3,220	148	—	3,236
Cash and equivalents at beginning of period	308	89,168	41,452	—	130,928

Cash and equivalents at end of period	$176	$92,388	$41,600	$—	$134,164

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor twenty-six weeks ended June 28, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$5,575	$77,765	$(2,366)	$—	$80,974

Cash flows from investing activities:
Capital expenditures	—	(73,343)	(3)	—	(73,346)
Investments in non-consolidated entities, net	—	(3,240)	1,717	—	(1,523)
Proceeds from the disposition of long-term assets	—	1,352	—	—	1,352
Other, net	—	762	—	—	762

Net cash provided by (used in) investing activities	—	(74,469)	1,714	—	(72,755)

Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2018	297,000	—	—	—	297,000
Repayment of Term Loan due 2013	(140,657)	—	—	—	(140,657)
Repurchase of Senior Subordinated Notes due 2014	(160,000)	—	—	—	(160,000)
Deferred financing costs	(5,425)	—	—	—	(5,425)
Principal payments under capital and financing lease obligations	—	(1,581)	—	—	(1,581)
Principle payments under Term Loan	(3,626)	—	—	—	(3,626)
Change in construction payables	—	(5,860)	—	—	(5,860)
Change in intercompany advances	7,419	(8,413)	994	—	—

Net cash provided by (used in) financing activities	(5,289)	(15,854)	994	—	(20,149)

Effect of exchange rate changes on cash and equivalents	—	(207)	669	—	462

Net increase (decrease) in cash and equivalents	286	(12,765)	1,011	—	(11,468)
Cash and equivalents at beginning of period	—	173,205	40,315	—	213,520

Cash and equivalents at end of period	$286	$160,440	$41,326	$—	$202,052

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 9—COMMITMENTS AND CONTINGENCIES

        The Company, in the normal course of business, is a party to various ordinary course claims from vendors (including an online ticketing vendor, concession suppliers and film distributors), landlords and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the estimated loss is within a range and no point in this range is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of such other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes could occur. An unfavorable outcome could include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

NOTE 10—NEW ACCOUNTING PRONOUNCEMENTS

        In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, ("ASU 2013-11"). This amendment provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent that (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted and retrospective application is also permitted. The Company will adopt ASU 2013-11 as of the beginning of calendar 2014 and is in the process of evaluating the impact of this pronouncement.

        In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830)—Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, ("ASU 2013-05"). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net earnings. Accordingly, the cumulative translation adjustment should be released into net earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 10—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table presents the changes in accumulated other comprehensive income by component:

(In thousands)	Foreign Currency	Pension and Other Benefits	Unrealized Gains on Marketable Securities	Unrealized Gain from Equity Method Investees' Cash Flow Hedge	Total
Balance, December 31, 2012	$(530)	$7,264	$1,913	$797	$9,444

Other comprehensive income before reclassifications	1,965	—	3,501	2,468	7,934
Amounts reclassified from accumulated other comprehensive income	—	(38)	(21)	(247)	(306)

Net other comprehensive income (loss)	1,965	(38)	3,480	2,221	7,628

Balance, June 30, 2013	$1,435	$7,226	$5,393	$3,018	$17,072

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents details about accumulated other comprehensive income components for the six months ended June 30, 2013:

Reclassifications out of Accumulated Other Comprehensive Income

(In thousands)	Gains Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Amortization of pension and other benefit adjustments:
Actuarial gains	$(38)	General and administrative: Other
Unrealized gains on marketable securities:
Gain on marketable securities	(21)	Investment (income) expense
Unrealized gain from equity method investees' cash flow hedge:
Gain from equity method investees' cash flow hedge	(247)	Equity in earnings of non-consolidated entities

Total reclassifications	$(306)

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic benefit cost recognized for the plans during the three months ended June 30, 2013 and the thirteen weeks ended June 28, 2012 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	June 30, 2013	June 28, 2012	June 30, 2013	June 28, 2012
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$45	$45	$48	$44
Interest cost	1,128	1,159	218	257
Expected return on plan assets	(1,176)	(1,070)	—	—
Amortization of net (gain) loss	—	531	(19)	52
Amortization of prior service credit	—	—	—	(265)

Net periodic benefit cost	$(3)	$665	$247	$88

        Net periodic benefit cost recognized for the plans during the six months ended June 30, 2013 and the twenty-six weeks ended June 28, 2012 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	June 30, 2013	June 28, 2012	June 30, 2013	June 28, 2012
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$90	$90	$97	$81
Interest cost	2,256	2,319	435	496
Expected return on plan assets	(2,353)	(2,186)	—	—
Amortization of net (gain) loss	—	532	(38)	52
Amortization of prior service credit	—	—	—	(581)

Net periodic benefit cost	$(7)	$755	$494	$48

NOTE 13—CORPORATE BORROWINGS

        On April 30, 2013, the Company entered into a new $925,000,000 Senior Secured Credit Facility pursuant to which the Company borrowed term loans (the "Term Loan due 2020"), and used the proceeds to fund the redemption of both the Senior Secured Credit Facility Term Loan due 2016 (the "Term Loan due 2016") and the Senior Secured Credit Facility Term Loan due 2018 (the "Term Loan due 2018"). The new Senior Secured Credit Facility is comprised of a $150,000,000 Revolving Credit Facility, which matures on April 30, 2018, and a $775,000,000 term loan, which matures on April 30, 2020. The Term Loan due 2020 requires repayments of principal of 0.25% of the original principal amount, or $1,937,500, per quarter, with the remaining principal payable upon maturity. The term loan was issued at a 0.25% discount which will be amortized to interest expense over the term of the loan. The Company capitalized deferred financing costs of approximately $6,654,000 related to the issuance of the Revolving Credit Facility and approximately $1,282,000 related to the issuance of the Term Loan due 2020 during the second quarter of calendar 2013. Concurrently with the Term Loan due 2020

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 13—CORPORATE BORROWINGS (Continued)

borrowings on April 30, 2013, the Company redeemed all of the outstanding Term Loan due 2016 and the Term Loan due 2018 at a redemption price of 100% of the outstanding aggregate principal balance of $464,088,000 and $296,250,000, respectively, plus accrued and unpaid interest. The Company recorded a net gain of approximately $(240,000) in other expense (income), which consisted of the Term Loan due 2016 premium write-off, partially offset by the expense for the third-party costs incurred in connection with the repurchase of the Term Loan due 2016 and the Term Loan due 2018. At June 30, 2013, the aggregate principal balance of the Term Loan due 2020 was $773,062,000 and there were no borrowings under the Revolving Credit Facility.

        Borrowings under the new Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company's option, either a base rate or LIBOR. The minimum rate for base rate borrowings is 1.75% and the minimum rate for LIBOR-based borrowings is 0.75%. The applicable margin for the Term loan due 2020 is 1.75% for base rate borrowings and 2.75% for LIBOR based loans. The applicable margin for the Revolving Credit Facility ranges from 1.25% to 1.5% for base rate borrowings and from 2.25% to 2.5% for LIBOR based borrowings. The Revolving Credit Facility also provides for an unused commitment fee of 0.50% per annum and for letter of credit fees of up to 0.25% per annum plus the applicable margin for LIBOR-based borrowings, on the undrawn amount of the letter of credit. The applicable rate for borrowings under the Term Loan due 2020 at June 30, 2013 was 3.5% based on LIBOR (2.75% margin plus 0.75% minimum LIBOR rate). Prior to redemption, the applicable rate for borrowings under the Term Loan due 2016 at April 30, 2013 was 4.25% based on LIBOR (3.25% margin plus 1.00% minimum LIBOR rate) and the applicable rate for borrowings under the Term Loan due 2018 was 4.75% (3.75% margin plus 1.00% minimum LIBOR rate). The Company is obligated to repay $7,750,000 of the Term Loan due 2020 per annum through April 30, 2019, with any remaining balance due on April 30, 2020. The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans.

        The new Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability, and the ability of its subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the notes); pay dividends and distributions or repurchase their capital stock; create liens on assets; make investments; make acquisitions; engage in mergers or consolidations; engage in transactions with affiliates; amend constituent documents and material agreements governing subordinated indebtedness, including the Notes due 2020; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. In addition, the new Senior Secured Credit Facility will require the Company and its subsidiaries to maintain on the last day of each fiscal quarter a net senior secured leverage ratio, as defined in the new Senior Secured Credit Facility, of no more than 3.25 to 1 as long as the commitments under the revolving credit facility remain outstanding. The new Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of (i) a change in control, as defined in the new Senior Secured Credit Facility, (ii) defaults under other indebtedness of the Company, any guarantor or any significant subsidiary having a principal amount of $25,000,000 or more, and (iii) one or more uninsured judgments against the Company, any guarantor, or any significant subsidiary for an aggregate amount exceeding $25,000,000

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 13—CORPORATE BORROWINGS (Continued)

with respect to which enforcement proceedings are brought or a stay of enforcement is not in effect for any period of 60 consecutive days.

        All obligations under the new Senior Secured Credit Facility are guaranteed by each of the Company's wholly-owned domestic subsidiaries. All obligations under the new Senior Secured Credit Facility, and the guarantees of those obligations (as well as cash management obligations), are secured by substantially all of the Company's assets as well as those of each subsidiary guarantor.

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

  •
  effects of geopolitical events, including the threat of domestic terrorism or cyber attacks; and

  •
  our ability to generate sufficient earnings and future taxable income in tax jurisdictions where we have recorded full valuation allowances.

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

Overview

        We are one of the world's leading theatrical exhibition companies. Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre concession sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs™ guest frequency membership program, rental of theatre auditoriums, breakage income from gift card and packaged tickets sales, on-line ticketing fees and arcade games located in theatre lobbies. As of June 30, 2013, we owned, operated or had interests in 343 theatres and 4,937 screens.

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

        Technical innovation has allowed us to enhance the consumer experience through premium formats such as IMAX, 3D and other large screen formats. When combined with our major markets' customer base, the operating flexibility of digital technology will enhance our capacity utilization and dynamic pricing capabilities. This enables us to achieve higher ticket prices for premium formats and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We will continue to broaden our content offerings and enhance the guest experience through the installation of additional IMAX and ETX (our proprietary large screen format) screens and the presentation of attractive alternative content as well as substantial upgrades to seating concepts.

        Concessions sales are our second largest source of revenue after box office admissions. Concessions items traditionally include popcorn, soft drinks, candy and hot dogs. Different varieties of concession items are offered at our theatres based on preferences in the particular geographic region. Our strategy emphasizes prominent and appealing concessions counters designed for rapid service and efficiency, including a guest friendly self-serve experience. We design our theatres to have more concessions capacity to make it easier to serve larger numbers of customers. Strategic placement of large concessions stands within theatres increases their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the concessions stands. To address recent consumer trends, we are expanding our menu of premium food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive concession design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently leverage their additional capacity. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We have successfully implemented our dine-in theatre concepts at 11 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area. We plan to continue to invest in one or more enhanced food and beverage offerings over the next three years across approximately 200 theatres.

        Our revenues are dependent upon the timing and popularity of film releases by distributors. The most marketable films are usually released during the summer and the calendar year-end holiday seasons. Therefore, our business is highly seasonal, with higher attendance and revenues generally occurring during the summer months and holiday seasons. Our results of operations may vary significantly from quarter to quarter and from year to year.

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

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions, installation of premium seating concepts, expansion of food and beverage offerings, including dine-in theatres, and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of theatres. Typically, our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and premium seat design. As of June 30, 2013, we had 2,200 3D enabled screens, including ETX 3D enabled screens, and 135 IMAX 3D enabled screens; approximately 47.3% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 2.7% of our screens were IMAX 3D enabled screens. We are the largest IMAX exhibitor in the world with a 44% market share in the United States and each of our IMAX local installations is protected by geographic exclusivity.

        On April 1, 2011, we fully launched AMC Stubs, a guest frequency program, which allows members to earn rewards, including $10 for each $100 spent, redeemable on future purchases at AMC locations. The portion of the admissions and concessions revenues attributed to the rewards is deferred as a reduction of admissions and concessions revenues and is allocated between admissions and concessions revenues based on expected member redemptions. Rewards must be redeemed no later than 90 days from the date of issuance. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. Rewards not redeemed within 90 days are forfeited and recognized as admissions or concessions revenues. Progress rewards (member expenditures toward earned rewards) for expired memberships are forfeited upon expiration of the membership and recognized as admissions or concessions revenues. The program's annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

        The following table reflects AMC Stubs activity during the Successor three month period and six month period ended June 30, 2013:

			AMC Stubs Revenue for Three Months Ended June 30, 2013
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, March 31, 2013	$9,827	$13,521
Membership fees received	6,996	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	3,869	—	(3,869)	—
Concessions	—	9,362	—	—	(9,362)
Rewards redeemed:
Admissions	—	(3,469)	—	3,469	—
Concessions	—	(8,384)	—	—	8,384
Amortization of deferred revenue	(5,077)	—	5,077	—	—

For the period ended or balance as of June 30, 2013	$11,746	$14,899	$5,077	$(400)	$(978)

			AMC Stubs Revenue for Six Months Ended June 30, 2013
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, December 31, 2012	$10,596	$15,819
Membership fees received	12,002	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	4,171	—	(4,171)	—
Concessions	—	15,286	—	—	(15,286)
Rewards redeemed:
Admissions	—	(6,259)	—	6,259	—
Concessions	—	(14,118)	—	—	14,118
Amortization of deferred revenue	(10,852)	—	10,852	—	—

For the period ended or balance as of June 30, 2013	$11,746	$14,899	$10,852	$2,088	$(1,168)

        The following table reflects AMC Stubs activity during the Predecessor thirteen week period and twenty-six week period ended June 28, 2012:

			AMC Stubs Revenue for Thirteen Weeks Ended June 28, 2012
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, March 29, 2012	$13,693	$20,961
Membership fees received	6,083	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	3,404	—	(3,404)	—
Concessions	—	9,909	—	—	(9,909)
Rewards redeemed:
Admissions	—	(4,164)	—	4,164	—
Concessions	—	(8,460)	—	—	8,460
Amortization of deferred revenue	(6,220)	—	6,220	—	—

For the period ended or balance as of June 28, 2012	$13,556	$21,650	$6,220	$760	$(1,449)

			AMC Stubs Revenue for Twenty-six Weeks Ended June 28, 2012
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, December 29, 2011	$12,222	$18,462
Membership fees received	13,500	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	7,383	—	(7,383)	—
Concessions	—	19,866	—	—	(19,866)
Rewards redeemed:
Admissions	—	(8,209)	—	8,209	—
Concessions	—	(15,852)	—	—	15,852
Amortization of deferred revenue	(12,166)	—	12,166	—	—

For the period ended or balance as of June 28, 2012	$13,556	$21,650	$12,166	$826	$(4,014)

Significant Events

        On April 30, 2013, we entered into a new $925,000,000 Senior Secured Credit Facility pursuant to which we borrowed term loans (the "Term Loan due 2020"), and used the proceeds to fund the redemption of both the Senior Secured Credit Facility Term Loan due 2016 (the "Term Loan due 2016") and the Senior Secured Credit Facility Term Loan due 2018 (the "Term Loan due 2018"). The new Senior Secured Credit Facility is comprised of a $150,000,000 Revolving Credit Facility, which matures on April 30, 2018, and a $775,000,000 term loan, which matures on April 30, 2020. The Term Loan due 2020 requires repayments of principal of 0.25% of the original principal amount, or $1,937,500, per quarter, with the remaining principal payable upon maturity. The term loan was issued at a 0.25% discount which will be amortized to interest expense over the term of the loan. We capitalized deferred financing costs of approximately $6,654,000 related to the issuance of the Revolving Credit Facility and approximately $1,282,000 related to the issuance of the Term Loan due 2020 during the second quarter of calendar 2013. Concurrently with the Term Loan due 2020 borrowings on April 30, 2013, we redeemed all of the outstanding Term Loan due 2016 and the Term Loan due 2018 at a redemption price of 100% of the outstanding aggregate principal balance of $464,088,000 and $296,250,000, respectively, plus accrued and unpaid interest. We recorded a net gain of approximately $(240,000) in other (income) expense due to the Term Loan due 2016 premium write-off and the expense for the third-party costs in connection with the repurchase of the Term Loan due 2016 and the Term Loan due 2018. See Note 13—Corporate Borrowings of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for additional information concerning the new Senior Secured Credit Facility.

        In December 2012, we completed the acquisition of 4 theatres and 61 screens from Rave Reviews Cinemas, LLC and 6 theatres and 95 screens from Rave Digital Media, LLC, (and together "Rave theatres"). The purchase price for the Rave theatres, paid in cash, was $88,683,000, net of cash acquired, and is subject to working capital and other purchase price adjustments. Approximately $881,000 of the total purchase price was paid during the six months ended June 30, 2013. For additional information about this acquisition, see Note 3—Acquisition of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        On August 30, 2012, Wanda acquired Parent through a merger between Parent and Merger Subsidiary, an indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Parent with Parent continuing as the surviving corporation and as an indirect subsidiary of Wanda. In connection with the change of control pursuant to the Merger, our assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, our financial statement presentations herein distinguish between a predecessor period for periods prior to the Merger, and a successor period for periods subsequent to the Merger. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date, August 30, 2012. As a result of the application of "push down" accounting at the time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable. See Note 2—Merger of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for additional information regarding the Merger.

        In July and August of 2012, we sold 6 and closed 1 of our 8 theatres located in Canada. One theatre with 20 screens was closed prior to the end of the lease term and we made a payment to the landlord of $7,562,000 to terminate this lease. Two theatres with 48 screens were sold under an asset purchase agreement to Empire Theatres Limited and 4 theatres with 86 screens were sold under a share purchase agreement to Cineplex, Inc. During the Transition Period of March 30, 2012 through December 31, 2012, the total net proceeds we received from these sales were approximately $1,472,000, and are subject to purchase price adjustments. The operations of these 7 theatres have been eliminated from our ongoing operations. We do not have any significant continuing involvement in the operations of these 7 theatres after the dispositions. During August of 2012, we sold one theatre in the UK with 12 screens. Proceeds from this sale were $395,000 and are subject to working capital and other purchase price adjustments as described in the sales agreement. The results of operations of these 8 theatres have been classified as discontinued operations. We are in discussions with the landlords regarding the ongoing operations at the remaining theatre located in Canada and the remaining theatre located in the UK. We recorded gains, net of lease termination expense, on the sales of these theatres of approximately $39,000,000, which were included in discontinued operations during the Transition Period of March 30, 2012 through December 31, 2012, and reflect the write off of long-term lease liabilities extinguished in connection with the sales and closure. During the six months ended June 30, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada.

        Prior to the fourth quarter of fiscal 2012, we recognized breakage income when gift card redemptions were deemed remote and we determined that there was no legal obligation to remit the unredeemed gift cards to the relevant tax jurisdiction ("Remote Method"), which, based on historical information, we concluded to be 18 months after the gift card was issued. At the end of the fourth quarter of fiscal 2012, we concluded that we had accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow us to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, we changed our method for recording gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards ("Proportional Method"). We believe the Proportional Method is preferable to the Remote Method as it better reflects the gift card earnings process resulting in the recognition of gift card breakage income over the period of gift card redemptions (i.e., over the performance period). In accordance with ASC 250, Accounting Changes and Error Corrections, we concluded that this accounting change represented a change in accounting estimate effected by a change in accounting principle and accordingly, accounted for the change as a change in estimate following a cumulative catch-up method. As a result, the cumulative catch-up adjustment recorded during the thirteen weeks ended June 28, 2012 resulted in an additional $14,969,000 of gift card breakage income under the Proportional Method. We will continue to review historical gift card redemption information at each reporting period to assess the continued appropriateness of the gift card breakage rates and pattern of redemption.

        On February 22, 2012, we entered into an incremental amendment to our former Senior Secured Credit Facility pursuant to which we borrowed the Term Loan due 2018, the proceeds of which, together with cash on hand, were used to fund the cash tender offer and redemption of the Notes due 2014 and to repay our existing Term Loan due 2013. The Term Loan due 2018 was issued under the former Senior Secured Credit Facility for $300,000,000 aggregate principal amount and net proceeds received were $297,000,000. The Term Loan due 2018 required repayments of principal of 1% per annum and the remaining principal payable upon maturity on February 22, 2018. The Term Loan due 2018 bore interest at 4.25% as of June 28, 2012, which was based on LIBOR plus 3.25% and subject to a 1.00% minimum LIBOR rate. On February 22, 2012, we redeemed the outstanding Term Loan due 2013 at a redemption price of 100% of the then outstanding aggregate principal balance of $140,657,000. The Term Loan due 2013 bore interest at 2.0205% on February 22, 2012, which was based on LIBOR plus 1.75%. We recorded a loss on extinguishment of the Term Loan due 2013 of $383,000, during the twenty-six weeks ended June 28, 2012.

        On February 7, 2012, we launched a cash tender offer to purchase up to $160,000,000 aggregate principal amount of our outstanding $300,000,000 aggregate principal amount of 8% Senior Subordinated Notes due 2014 ("Notes due 2014"). On February 21, 2012, holders of $108,955,000 aggregate principal amount of our Notes due 2014 tendered pursuant to the cash tender offer. On February 22, 2012, we accepted for purchase $58,063,000 aggregate principal amount for total consideration equal to (i) $972.50 per $1,000 in principal amount of notes validly tendered plus (ii) $30 per $1,000 in principal amount of the notes validly tendered. On March 7, 2012, we accepted for purchase the remaining $50,892,000 aggregate principal amount of our Notes due 2014 tendered on February 21, 2012 for total consideration equal to (i) $972.50 per $1,000 in principal amount of notes validly tendered plus (ii) $30 per $1,000 in principal amount of the notes validly tendered. We also accepted $10,000 aggregate principal amount of Notes due 2014 tendered after February 21, 2012 for total consideration equal to $972.50 per $1,000 in principal amount of the notes validly tendered. We recorded a loss on extinguishment of $640,000 related to the cash tender offer and redeemed our Notes due 2014 during the fifty-two weeks ended June 28, 2012. On March 7, 2012, we announced our intent to redeem $51,035,000 aggregate principal amount of Notes due 2014 at a price of $1,000 per $1,000 principal amount such that an aggregate of $160,000,000 of Notes due 2014 would be retired through the tender offer and redemption. On April 6, 2012, we completed the redemption of $51,035,000 aggregate principal amount of Notes due 2014 at a redemption price of 100% of the principal amount plus accrued and unpaid interest.

Deferred Tax Asset Valuation Allowance

        If, in the future, we generate sufficient earnings in the United States federal and state tax jurisdictions where we have recorded valuation allowances, our conclusion regarding the need for a valuation allowance in these tax jurisdictions could change. Accordingly, it is reasonably possible we could have a reduction of some or a significant portion of our recorded valuation allowance in the near term. This determination would be dependent on a number of factors which would include, but not be limited to, our expectation of future taxable income.

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

(In thousands)	Three Months Ended June 30, 2013	Thirteen Weeks Ended June 28, 2012	% Change	Six Months Ended June 30, 2013	Twenty-six Weeks Ended June 28, 2012	% Change
	(Successor)	(Predecessor)		(Successor)	(Predecessor)
Revenues
Theatrical exhibition
Admissions	$515,306	$451,582	14.1%	$898,190	$877,408	2.4%
Concessions	219,477	188,550	16.4%	387,414	360,149	7.6%
Other theatre	27,882	30,239	-7.8%	54,863	69,257	-20.8%

Total revenues	$762,665	$670,371	13.8%	$1,340,467	$1,306,814	2.6%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$285,395	$242,727	17.6%	$476,719	$463,918	2.8%
Concession costs	30,550	26,599	14.9%	53,748	49,219	9.2%
Operating expense	187,219	170,729	9.7%	351,429	342,081	2.7%
Rent	113,542	112,046	1.3%	227,348	222,765	2.1%
General and administrative expense:
Merger, acquisition and transaction costs	706	3	* %	1,653	1,446	14.3%
Management Fee	—	1,250	-100.0%	—	2,500	-100.0%
Other	17,034	15,326	11.1%	33,347	31,037	7.4%
Depreciation and amortization	50,370	48,334	4.2%	98,832	105,181	-6.0%
Impairment of long-lived assets	—	—	—%	—	285	-100.0%

Operating costs and expenses	684,816	617,014	11.0%	1,243,076	1,218,432	2.0%

Operating income	77,849	53,357	45.9%	97,391	88,382	10.2%
Other expense (income)
Other (income) expense	(294)	121	* %	(294)	1,146	* %
Interest expense:
Corporate borrowings	32,310	39,759	-18.7%	65,483	81,139	-19.3%
Capital and financing lease obligations	2,637	1,418	86.0%	5,308	2,906	82.7%
Equity in earnings of non-consolidated entities	(23,274)	(8,753)	* %	(23,820)	(19,448)	-22.5%
Investment (income) expense	282	(26)	* %	(3,337)	(51)	* %

Total other expense	11,661	32,519	-64.1%	43,340	65,692	-34.0%

Earnings from continuing operations before income taxes	66,188	20,838	* %	54,051	22,690	* %
Income tax provision	12,650	400	* %	12,950	905	* %

Earnings from continuing operations	53,538	20,438	* %	41,101	21,785	88.7%
Earnings (loss) from discontinued operations, net of income taxes	(282)	(2,254)	87.5%	4,697	(2,874)	* %

Net earnings	$53,256	$18,184	* %	$45,798	$18,911	* %

*
Percentage change in excess of 100%

	Three Months Ended June 30, 2013	Thirteen Weeks Ended June 28, 2012	Six Months Ended June 30, 2013	Twenty-six Weeks Ended June 28, 2012
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Operating Data—Continuing Operations:
Screens acquired	18	—	25	—
Screen closures	12	35	29	35
Average screens—continuing operations(1)	4,837	4,766	4,855	4,770
Number of screens operated			4,937	4,833
Number of theatres operated			343	336
Screens per theatre			14.4	14.4
Attendance (in thousands)—continuing operations(1)	54,312	49,913	96,977	97,995

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

 Reconciliation of Adjusted EBITDA
(unaudited)

(In thousands)	Three Months Ended June 30, 2013	Thirteen Weeks Ended June 28, 2012	Six Months Ended June 30, 2013	Twenty-six Weeks Ended June 28, 2012
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Earnings from continuing operations	$53,538	$20,438	$41,101	$21,785
Plus:
Income tax provision	12,650	400	12,950	905
Interest expense	34,947	41,177	70,791	84,045
Depreciation and amortization	50,370	48,334	98,832	105,181
Impairment of long-lived assets	—	—	—	285
Certain operating expenses(1)	3,216	3,595	6,354	6,758
Equity in earnings of non-consolidated entities	(23,274)	(8,753)	(23,820)	(19,448)
Cash distributions from non-consolidated entities(2)	2,528	509	12,579	13,026
Investment (income) expense	282	(26)	(3,337)	(51)
Other (income) expense(3)	(240)	121	(240)	1,146
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	706	3	1,653	1,446
Management fee	—	1,250	—	2,500
Stock-based compensation expense	—	491	—	982

Adjusted EBITDA(2)	$134,723	$107,539	$216,863	$218,560

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

(3)
Other (income) expense for both the three months and the six months ended June 30, 2013 was due to a net gain of approximately $(240,000), which consisted of the Term Loan due 2016 premium write-off, partially offset by the expense for the third-party costs in connection with the repurchase of the Term Loan due 2016 and the Term Loan due 2018. Other (income) expense for the twenty-six weeks ended June 28, 2012 was primarily due to expenses on extinguishment of indebtedness related to the redemption of our Notes due 2014 of $640,000 and expenses related to the redemption and modification of the former Senior Secured Credit Facility of $383,000.

        Adjusted EBITDA is a non-U.S. GAAP financial measure commonly used in our industry and should not be construed as an alternative to net earnings (loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with U.S. GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies or to EBITDA measures used in our various debt covenants. We have included Adjusted EBITDA because we believe it provides management and investors with additional information to measure our performance and liquidity, estimate our value and evaluate our ability to service debt.

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

Three months ended June 30, 2013 and thirteen weeks ended June 28, 2012

        Revenues.    Total revenues increased 13.8%, or $92,294,000, during the three months ended June 30, 2013 compared to the thirteen weeks ended June 28, 2012. Admissions revenues increased 14.1%, or $63,724,000, during the three months ended June 30, 2013 compared to the thirteen weeks ended June 28, 2012, primarily due to an 8.8% increase in attendance and a 4.9% increase in average ticket prices. The increase in average ticket price was primarily due to an increase in ticket prices for standard 2D film. Total admissions revenues were reduced by deferrals, net of rewards redeemed, of $400,000 during the three months ended June 30, 2013 related to rewards accumulated under AMC Stubs compared to an increase in admissions revenues of $760,000 during the thirteen weeks ended June 28, 2012 for rewards redeemed, net of deferrals. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of guest rewards. Admissions revenues at comparable theatres (theatres opened on or before the second quarter of calendar 2012 and before giving effect to the net deferral of admissions revenues due to the AMC Stubs guest frequency program) increased 11.4%, or $50,997,000, during the three months ended June 30, 2013 compared to the thirteen weeks ended June 28, 2012, due to the increase in attendance and average ticket prices. Concessions revenues increased 16.4%, or $30,927,000, during the three months ended June 30, 2013 compared to the thirteen weeks ended June 28, 2012, due to the increase in attendance and a 6.9% increase in average concessions per patron. The increase in concessions per patron includes the impact of the increase in net deferral of concession revenue related to AMC Stubs, concession price increases and the success of our food and beverage strategic initiatives. Total concessions revenues were reduced by a net amount of $978,000 and $1,449,000 during the three months ended June 30, 2013 and the thirteen weeks ended June 28, 2012, respectively, related to rewards accumulated under AMC Stubs and deferred to be recognized in future periods upon redemption or expiration of guest rewards. Other theatre revenues decreased 7.8%, or $2,357,000, during the three months ended June 30, 2013 compared to the thirteen weeks ended June 28, 2012, primarily due to declines in packaged ticket breakage income, AMC Stub membership fees earned, and gift card breakage income, partially offset by increases in advertising revenues and internet ticket fees. The decrease in breakage income on packaged tickets of $5,125,000 was due to fair value accounting as a result of the Merger. We will not recognize any breakage income on packaged tickets until 18 months after the date of the Merger.

        Operating costs and expenses.    Operating costs and expenses increased 11.0%, or $67,802,000, during the three months ended June 30, 2013 compared to the thirteen weeks ended June 28, 2012. Film exhibition costs increased 17.6%, or $42,668,000, during the three months ended June 30, 2013 compared to the thirteen weeks ended June 28, 2012, primarily due to the increase in admissions revenues and the increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 55.4% in the current period and 53.8% in the prior period. Concession costs increased 14.9%, or $3,951,000, during the three months ended June 30, 2013 compared to the thirteen weeks ended June 28, 2012 due to the increase in concession revenues, partially offset by a decrease in concession costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 13.9% in the current period compared with 14.1% in the prior period. As a percentage of revenues, operating expense was 24.5% in the current period as compared to 25.5% in the prior period, primarily due to decreases in theatre salaries as a percentage of revenues. Rent expense increased 1.3%, or $1,496,000, during the three months ended June 30, 2013 compared to the thirteen weeks ended June 28, 2012, primarily from increases in a greater number of theatres operated due primarily to acquisitions.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $706,000 during the three months ended June 30, 2013 compared to $3,000 during the thirteen weeks ended June 28, 2012, primarily due to professional and consulting costs.

        Management fees.    Management fees decreased $1,250,000 during the three months ended June 30, 2013 compared to the thirteen weeks ended June 28, 2012. Management fees of $1,250,000 were paid quarterly, in advance, to our Sponsors in exchange for consulting and other services through the date of the Merger. Subsequent to the Merger, these management fees have ceased.

        Other.    Other general and administrative expense increased 11.1%, or $1,708,000, during the three months ended June 30, 2013 compared to the thirteen weeks ended June 28, 2012, due primarily to increases in expenses for the corporate office ("Theatre Support Center") transition rent, abandoned projects, incentive compensation expense, and legal costs, partially offset by decreases in net periodic benefit costs and the discontinuance of stock-based compensation expense subsequent to the Merger.

        Depreciation and amortization.    Depreciation and amortization increased 4.2%, or $2,036,000, compared to the prior period due primarily to an increase in asset retirements from the prior year and the increase in depreciation as a result of additional property acquired in the Rave acquisition, partially offset by a reduction in amortization recorded for other finite lived intangible assets resulting from the Merger.

        Other (income) expense.    Other (income) expense was $(294,000) during the three months ended June 30, 2013 compared to $121,000 during the thirteen weeks ended June 28, 2012. During the three months ended June 30, 2013, other (income) expense was primarily due to a net gain of $(240,000), which consisted of the Term Loan due 2016 premium write-off, partially offset by the third-party costs in connection with the repurchase of the Term Loan due 2016 and the Term Loan due 2018.

        Interest expense.    Interest expense decreased 15.1%, or $6,230,000, during the three months ended June 30, 2013 compared to the thirteen weeks ended June 28, 2012, primarily due to the redemptions of Notes due 2014 in the prior year and the accretion of premiums and elimination of amortization of deferred financing costs and discounts recorded as a result of the Merger, partially offset by increases in capital and financing lease obligations and the related interest expense from the Rave acquisition.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $23,274,000 in the current period compared to $8,753,000 in the prior period. The increase in equity in earnings of non-consolidated entities was primarily due to increases in equity in earnings from NCM, Open Road Releasing, LLC, and DCIP. The increase in equity in earnings from Open Road Releasing, LLC was primarily due to increases in non-theatrical related revenues, such as home entertainment, video on demand, and pay television, that do not have as large of promotional expenses, which are typically associated with theatrical revenues. Cash distributions from non-consolidated entities were $2,528,000 during the current period and $509,000 during the thirteen weeks ended June 28, 2012. See Note 4—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Investment (income) expense.    Investment (income) expense was $282,000 for the three months ended June 30, 2013 compared to $(26,000) for the thirteen weeks ended June 28, 2012.

        Income tax provision.    The income tax provision from continuing operations was $12,650,000 for the three months ended June 30, 2013 and $400,000 for the thirteen weeks ended June 28, 2012. See Note 1—Basis of Presentation for out of period tax adjustment and Note 7—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

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

        Net earnings.    Net earnings were $53,256,000 and $18,184,000 for the three months ended June 30, 2013 and June 28, 2012, respectively. Net earnings during the three months ended June 30, 2013 compared to the thirteen weeks ended June 28, 2012 were positively impacted by the increase in attendance, the increase in average ticket prices and concessions per patron, the increase in equity in earnings of non-consolidated entities, and the decrease in interest expense. Net earnings were negatively impacted by the increase in the income tax provision, the decrease in packaged ticket breakage income recognized, and the increase in depreciation and amortization expense.

Six Months Ended June 30, 2013 and Twenty-six Weeks Ended June 28, 2012

        Revenues.    Total revenues increased 2.6%, or $33,653,000, during the six months ended June 30, 2013 compared to the twenty-six weeks ended June 28, 2012. Admissions revenues increased 2.4%, or $20,782,000, during the six months ended June 30, 2013 compared to the twenty-six weeks ended June 28, 2012, primarily due to a 3.5% increase in average ticket prices, partially offset by a 1.0% decrease in attendance. The increase in average ticket price was primarily due to an increase in ticket prices for standard 2D film and the impact of the increase in net recognition of admissions revenues related to AMC Stubs, partially offset by the decrease in attendance for premium format film product. Total admissions revenues were increased by rewards redeemed, net of deferrals, of $2,088,000 during the six months ended June 30, 2013 related to rewards accumulated under AMC Stubs compared to $826,000 during the twenty-six weeks ended June 28, 2012. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of guest rewards. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of calendar 2012 and before giving effect to the net recognition of admissions revenues due to the AMC Stubs guest frequency program) decreased 0.6%, or $4,885,000, during the six months ended June 30, 2013 compared to the twenty-six weeks ended June 28, 2012, due to the decrease in attendance, partially offset by the increase in average ticket prices. Concessions revenues increased 7.6%, or $27,265,000, during the six months ended June 30, 2013 compared to the twenty-six weeks ended June 28, 2012, due to an 8.4% increase in average concessions per patron and the decrease in net deferral of concession revenues related to the AMC Stubs guest frequency program, partially offset by the decrease in attendance. The increase in concessions per patron includes concession price increases, the success of our food and beverage strategic initiatives, and the impact of the decrease in net deferral of concession revenue related to AMC Stubs. Total concessions revenues were reduced by a net amount of $1,168,000 and $4,014,000 during the six months ended June 30, 2013 and the twenty-six weeks ended June 28,

2012, respectively, related to rewards accumulated under AMC Stubs and deferred to be recognized in future periods upon redemption or expiration of guest rewards. Other theatre revenues decreased 20.8%, or $14,394,000, during the six months ended June 30, 2013 compared to the twenty-six weeks ended June 28, 2012, primarily due to declines in gift card breakage income and packaged ticket breakage, partially offset by increases in advertising revenues and internet ticket fees. Other theatre revenues for the twenty-six weeks ended June 28, 2012 were impacted by a change in method of recognizing gift card breakage income from the Remote Method to the Proportional Method, which included a cumulative catch-up of $14,969,000 income recognized as a result of the accounting change. The decrease in breakage income on packaged tickets of $7,983,000 was due to fair value accounting as a result of the Merger. We will not recognize any breakage income on packaged tickets until 18 months after the date of the Merger.

        Operating costs and expenses.    Operating costs and expenses increased 2.0%, or $24,644,000, during the six months ended June 30, 2013 compared to the twenty-six weeks ended June 28, 2012. Film exhibition costs increased 2.8%, or $12,801,000, during the six months ended June 30, 2013 compared to the twenty-six weeks ended June 28, 2012, primarily due to the increase in admissions revenues and the increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 53.1% in the current period and 52.9% in the prior period. Concession costs increased 9.2%, or $4,529,000, during the six months ended June 30, 2013 compared to the twenty-six weeks ended June 28, 2012 due to the increase in concession revenues and the increase in concession costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 13.9% in the current period compared with 13.7% in the prior period, primarily due to concession cost increases and a shift in product mix to premium items that generate higher sales and lower percentage margins. As a percentage of revenues, operating expense was 26.2% in both the current period and the prior period. The current period includes increases in property taxes and general insurance, partially offset by decreases in advertising. The prior period operating expenses as a percentage of revenues were favorable impacted by increases in other theatre revenues of $14,969,000, resulting from a change in an accounting method of recognizing gift card breakage income. Rent expense increased 2.1%, or $4,583,000, during the six months ended June 30, 2013 compared to the twenty-six weeks ended June 28, 2012, primarily from increases in common area maintenance expenses due to snow removal and a greater number of theatres operated due primarily to acquisitions.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $1,653,000 during the six months ended June 30, 2013 compared to $1,446,000 during the twenty-six weeks ended June 28, 2012, primarily consisting of costs related to the Merger.

        Management fees.    Management fees decreased $2,500,000 during the six months ended June 30, 2013 compared to the twenty-six weeks ended June 28, 2012. Management fees of $1,250,000 were paid quarterly, in advance, to our Sponsors in exchange for consulting and other services through the date of the Merger. Subsequent to the Merger, these management fees have ceased.

        Other.    Other general and administrative expense increased 7.4%, or $2,310,000, during the six months ended June 30, 2013 compared to the twenty-six weeks ended June 28, 2012, due primarily to increases in expenses for abandoned projects, legal costs, and Theatre Support Center transition rent, partially offset by decreases in net periodic benefit costs and the discontinuance of stock-based compensation expense.

        Depreciation and amortization.    Depreciation and amortization decreased 6.0%, or $6,349,000, compared to the prior period due primarily to a reduction in depreciation recorded resulting from a decline in asset retirements recorded in comparison to the prior year and a reduction in amortization recorded for other finite lived intangible assets resulting from the Merger, partially offset by increases in depreciation resulting from the additional property acquired in the Rave acquisition. Additionally, the impact of the purchase price allocation for the Merger indicated the fair value of our property, net, was greater than the Predecessor's carrying value, and we also adjusted certain asset lives to reflect the estimated remaining useful life of the asset.

        Impairment of long-lived assets.    During the twenty-six weeks ended June 28, 2012, we recognized an impairment loss of $285,000 on three theatres with 33 screens (in Arkansas, Maryland and Utah), which was related to property, net.

        Other (income) expense.    Other (income) expense for the six months ended June 30, 2013 was primarily due to a net gain of approximately $(240,000), which consisted of the Term Loan due 2016 premium write-off, partially offset by the expense for the third-party costs in connection with the repurchase of the Term Loan due 2016 and the Term Loan due 2018. Other (income) expense for the twenty-six weeks ended June 28, 2012 was primarily due to expenses on extinguishment of indebtedness related to the redemption of our Notes due 2014 of $640,000 and expenses related to the redemption and modification of the former Senior Secured Credit Facility of $383,000.

        Interest expense.    Interest expense decreased 15.8%, or $13,254,000, for the six months ended June 30, 2013 compared to the twenty-six weeks ended June 28, 2012, primarily due to the redemptions of Notes due 2014 in the prior year and the accretion of premiums and elimination of amortization of deferred financing costs and discounts recorded as a result of the Merger, partially offset by increases in capital and financing lease obligations and the related interest expense from the Rave acquisition.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $23,820,000 in the current period compared to $19,448,000 in the prior period. The increase in equity in earnings of non-consolidated entities was primarily due to increases in equity in earnings related to our investment in Open Road Releasing, LLC and DCIP. The increase in equity in earnings from Open Road Releasing, LLC was primarily due to increases in theatrical revenues. Cash distributions from non-consolidated entities were $12,579,000 during the current period and $13,026,000 during the twenty-six weeks ended June 28, 2012. See Note 4—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Investment (income) expense.    Investment income was $(3,337,000) for the six months ended June 30, 2013 compared to $(51,000) for the twenty-six weeks ended June 28, 2012. The investment income for the current period includes payments received of $3,677,000 related to the NCM tax receivable agreement, which are recorded in investment income for periods subsequent to the Merger. Amounts related to the NCM tax receivable agreement of $3,949,000 were recorded in equity in earnings of non-consolidated entities in the prior period.

        Income tax provision.    The income tax provision from continuing operations was $12,950,000 for the six months ended June 30, 2013 and $905,000 for the twenty-six weeks ended June 28, 2012. See Note 1—Basis of Presentation for out of period tax adjustment and Note 7—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Earnings (loss) from discontinued operations, net.    In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. In addition, on December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the 7 Canada theatres, the one UK theatre, and the Cinemex theatres have been classified as discontinued operations for all periods presented. During the six months ended June 30, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada.

        Net earnings.    Net earnings were $45,798,000 and $18,911,000 for the six months ended June 30, 2013 and the twenty-six weeks ended June 28, 2012, respectively. Net earnings during the six months ended June 30, 2013 compared to twenty-six weeks ended June 28, 2012 were positively impacted by the decrease in interest expense, the increase in earnings from discontinued operations, the decrease in depreciation and amortization expense, the increase in average ticket prices and concessions per patron, the increase in equity in earnings of non-consolidated entities, and the increase in investment income. Net earnings were negatively impacted by the decrease in gift card and packaged ticket breakage income recognized and the increase in the income tax provision.

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

        We believe that cash generated from operations, existing cash and equivalents and funds contributed to us by Wanda will be sufficient to fund operations and planned capital expenditures and debt retirements for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility, the 8.75% Senior Notes due 2019 (the "Notes due 2019") and the 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020").

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $133,504,000 and $80,974,000 during the six months ended June 30, 2013 and the twenty-six weeks ended June 28, 2012, respectively. The increase in cash flows provided by operating activities for the six months ended June 30, 2013 was primarily due to an the increase in net earnings and higher amounts of accounts payables associated with higher levels of business volume. We had working capital deficit as of June 30, 2013 and December 31, 2012 of $264,460,000 and $237,945,000, respectively. Working capital includes $142,240,000 and $171,122,000 of deferred revenues and income as of June 30, 2013 and December 31, 2012, respectively. We have the ability to borrow against our Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $138,487,000 on our Credit Facility to meet these obligations as of June 30, 2013.

Cash Flows from Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $108,400,000 and $72,755,000, during the six months ended June 30, 2013 and the twenty-six weeks ended June 28, 2012, respectively. Cash outflows from investing activities include capital expenditures of $104,695,000 and $73,346,000 during the six months ended June 30, 2013 and the twenty-six weeks ended June 28, 2012, respectively. Our capital expenditures primarily consisted of maintaining our theatre circuit, technology upgrades, strategic growth initiatives and remodels. We expect that our gross cash outflows for capital expenditures will be approximately $260,000,000 to $290,000,000 for calendar 2013.

        During the six months ended June 30, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada and proceeds of $200,000 related to other dispositions of long-term assets.

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

Cash Flows from Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $21,793,000 and $20,149,000 during the six months ended June 30, 2013 and the twenty-six weeks ended June 28, 2012, respectively. Financing activities for the current period consist of payments related to construction payables and Term Loan and capital and financial lease obligations.

        On April 30, 2013, we entered into a new $925,000,000 Senior Secured Credit Facility pursuant to which we borrowed term loans (the "Term Loan due 2020"), and used the proceeds to fund the redemption of both the former Senior Secured Credit Facility Term Loan due 2016 and the former Senior Secured Credit Facility Term Loan due 2018. The new Senior Secured Credit Facility is comprised of a $150,000,000 Revolving Credit Facility, which matures in 2018, and a $775,000,000 term loan, which matures in 2020. Proceeds from the issuance of Term Loan due 2020 were $773,063,000 and deferred financing costs paid related to the issuance of the new Senior Secured Credit Facility were $7,936,000, during the six months ended June 30, 2013. We repurchased the principal balance on both our Term Loan due 2016 of $464,088,000 and our Term Loan due 2018 of $296,250,000 during the six months ended June 30, 2013. See Note 13—Corporate Borrowings of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

        During the twenty-six weeks ended June 28, 2012, proceeds from the issuance of Term Loan due 2018 were $297,000,000 and deferred financing costs paid related to the issuance of the Term Loan due 2018 were $5,335,000. We repaid the remaining principal balance due on our Term Loan due 2013 of $140,657,000 and made payments to repurchase our Notes due 2014 of $160,000,000 during the twenty-six weeks ended June 28, 2012.

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Transition Report on Form 10-K for the transition year ended December 31, 2012 for certain information about our former Senior Secured Credit Facility, our Notes due 2019, and our Notes due 2020.

        Each indenture relating to our notes (Notes due 2019 and Notes due 2020) allows us to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indenture for the Notes due 2019 (our more restrictive indenture), we could borrow approximately $1,112,900,000 (assuming an interest rate of 8.00% per annum on the additional indebtedness) in addition to specified permitted indebtedness at June 30, 2013. If we cannot satisfy the coverage ratios of the indentures, generally we can borrow an additional amount under the new Senior Secured Credit Facility.

        As of June 30, 2013, we were in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2019, and the Notes due 2020.

Investment in NCM LLC

        We hold an investment of 15.52% in NCM LLC accounted for following the equity method as of June 30, 2013. The estimated fair market value of these units was approximately $321,801,000, based upon the publically quoted price per share of NCM, Inc. on June 28, 2013 of $16.89 per share. Because we have little tax basis in these units, the sale of all these units at June 30, 2013 would require us to report taxable income of approximately $445,762,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Commitments and Contingencies

        The Company has commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in the Company's Transition Report on Form 10-K for the transition year ended December 31, 2012. As disclosed in Note 13—Corporate Borrowings of the Notes to the Consolidated Financial Statements in Item 1 of Part I hereof on April 30, 2013, we entered into a new $925,000,000 Senior Secured Credit Facility pursuant to which we borrowed term loan aggregating $775,000,000 (the "Term Loan due 2020"), and used the proceeds to fund the redemption of both the Term Loan due 2016 in the aggregate principal amount of $464,088,000 and the Term Loan due 2018 in the aggregate principal amount of $296,250,000, plus in each case accrued and unpaid interest. The new Senior Secured Credit Facility is comprised of a $150,000,000 Revolving Credit Facility, which matures on April 30, 2018, and the $775,000,000 Term Loan due 2020, which matures on April 30, 2020. We are obligated to repay $7,750,000 of the Term Loan due 2020 per annum through April 30, 2019, with any remaining balance due on April 30, 2020. The new Senior Secured Credit Facility also contains mandatory prepayment provisions which apply if (i) specified asset sales or property loss events occur or specified indebtedness is incurred, or (ii) the net senior secured leverage ratio, as defined in the new Senior Secured Credit Facility, as of the last day of any fiscal year, commencing December 31, 2014, is greater than 2.5 to 1 and excess cash flow, as defined, exceeds $20,000,000. Events of default that could result in acceleration include the occurrence of (i) a change in control, as defined in the new Senior Secured Credit Facility, (ii) defaults under other indebtedness of the Company, any guarantor or any significant subsidiary having a principal amount of $25,000,000 or more, and (iii) one or more uninsured judgments against the Company, any guarantor or any significant subsidiary for an aggregate amount exceeding $25,000,000 with respect to which enforcement proceedings are brought or a stay of enforcement is not in effect for any period of 60 consecutive days. See Note 13—Corporate Borrowings of the Notes to the Consolidated Financial Statements in Item 1 of Part 1 hereof for additional information.

New Accounting Pronouncements

        See Note 10—New Accounting Pronouncements of the Notes to the Consolidated Financial Statements in Item 1 of Part I for further information regarding recently issued accounting standards.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks.

        Market risk on variable-rate financial instruments.    At June 30, 2013, we maintained a Senior Secured Credit Facility comprised of a $150,000,000 revolving credit facility and a $775,000,000 Senior Secured Term Loan due 2020. The Senior Secured Credit Facility permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR, with a minimum base rate of 1.75% and a minimum rate for LIBOR borrowings of 0.75%. The rate in effect at June 30, 2013 for the outstanding Senior Secured Term Loan due 2020 was a LIBOR-based rate and was 3.50% per annum. See Note 13—Corporate Borrowings of the Notes to the Consolidated Financial Statements in Item 1 of Part I hereof for additional information. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of June 30, 2013 and had an aggregate principal balance of $773,062,000 outstanding under the Senior Secured Term Loan due 2020 on June 30, 2013. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $3,850,000 during the six months ended June 30, 2013.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Reference is made to Note 9—Commitments and Contingencies of the Notes to the Consolidated Financial Statements contained in Item 1, Part I of this quarterly report on Form 10-Q for information on certain litigation to which we are a party.

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
4.1
Credit Agreement, dated April 30, 2013, by and among AMC Entertainment Inc., the lenders and the issuers party thereto, Citicorp North America, Inc., as agent, and the other agents and arrangers party thereto (incorporated by reference from Exhibit 10.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on May 3, 2013).
4.2
Guaranty, dated as of April 30, 2013, by AMC Entertainment Inc. and each of the other Guarantors party thereto in favor of the Guaranteed Parties named therein (incorporated by reference from Exhibit 10.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on May 3, 2013).
4.3
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

AMC ENTERTAINMENT INC.
Date: August 13, 2013	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President
Date: August 13, 2013	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer

QuickLinks

AMC ENTERTAINMENT INC. AND SUBSIDIARIES INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements. (Unaudited)
AMC ENTERTAINMENT INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
AMC ENTERTAINMENT INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)
AMC ENTERTAINMENT INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
AMC ENTERTAINMENT INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
AMC ENTERTAINMENT INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2013 (Unaudited)
Reclassifications out of Accumulated Other Comprehensive Income
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Reconciliation of Adjusted EBITDA (unaudited)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 6. Exhibits.
EXHIBIT INDEX
SIGNATURES