Form 10-Q
period 2013-09-30
AMC ENTERTAINMENT INC
filed 2013-11-08
CIK 722077

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of September 30, 2013
Common Stock, 1¢ par value	1

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended (unaudited)			Nine Months Ended (unaudited)
	Three Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Nine Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	December 30, 2011 through August 30, 2012
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Revenues
Admissions	$466,988	$76,356	$364,449	$1,365,178	$76,356	$1,241,857
Food and beverage	201,612	32,365	153,580	589,026	32,365	513,729
Other theatre	27,384	5,785	17,672	82,247	5,785	86,929

Total revenues	695,984	114,506	535,701	2,036,451	114,506	1,842,515

Operating costs and expenses
Film exhibition costs	242,006	34,659	193,812	718,725	34,659	657,730
Food and beverage costs	26,284	4,778	20,727	80,032	4,778	69,946
Operating expense	182,630	46,059	126,599	534,059	46,059	468,680
Rent	111,865	33,493	77,040	339,213	33,493	299,805
General and administrative:
Merger, acquisition and transaction costs	299	504	169	1,952	504	1,615
Management fee	—	—	1,250	—	—	3,750
Other	26,450	7,269	11,699	59,797	7,269	42,736
Depreciation and amortization	48,603	16,602	32,637	147,435	16,602	137,818
Impairment of long-lived assets	—	—	—	—	—	285

Operating costs and expenses	638,137	143,364	463,933	1,881,213	143,364	1,682,365

Operating income (loss)	57,847	(28,858)	71,768	155,238	(28,858)	160,150
Other expense (income)
Other expense (income)	110	49	839	(184)	49	1,985
Interest expense:
Corporate borrowings	32,221	10,241	27,855	97,704	10,241	108,994
Capital and financing lease obligations	2,606	442	972	7,914	442	3,878
Equity in (earnings) losses of non-consolidated entities	(14,323)	3,378	1,208	(38,143)	3,378	(18,240)
Investment income	(69)	(1)	(15)	(3,406)	(1)	(66)

Total other expense	20,545	14,109	30,859	63,885	14,109	96,551

Earnings (loss) from continuing operations before income taxes	37,302	(42,967)	40,909	91,353	(42,967)	63,599
Income tax provision	3,430	100	2,100	10,860	100	3,005

Earnings (loss) from continuing operations	33,872	(43,067)	38,809	80,493	(43,067)	60,594
Earnings (loss) from discontinued operations, net of income taxes	(407)	24	37,407	4,290	24	34,533

Net earnings (loss)	$33,465	$(43,043)	$76,216	$84,783	$(43,043)	$95,127

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended (unaudited)			Nine Months Ended (unaudited)
	Three Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Nine Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	December 30, 2011 through August 30, 2012
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Net earnings (loss)	$33,465	$(43,043)	$76,216	$84,783	$(43,043)	$95,127
Foreign currency translation adjustment, net of tax	(1,624)	(895)	8,973	341	(895)	9,563
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	—	—	—	—	(18,939)
Net prior service credit arising during the period, net of tax	—	—	—	—	—	1,806
Amortization of net (gain) loss included in net periodic benefit costs, net of tax	(20)	—	404	(58)	—	988
Amortization of prior service credit included in net periodic benefit costs, net of tax	—	—	(183)	—	—	(764)
Unrealized gain (loss) on marketable securities:
Unrealized holding gain (loss) arising during the period, net of tax	(8,342)	(731)	(6,136)	(4,841)	(731)	2,134
Less: reclassification adjustment for gains included in investment income, net of tax	(280)	(1)	(18)	(301)	(1)	(72)
Unrealized gain from equity method investees' cash flow hedge:
Unrealized holding gains arising during the period, net of tax	21	—	—	2,489	—	—
Holding gains reclassified to equity in earnings of non-consolidated entities	(43)	—	—	(290)	—	—

Other comprehensive income (loss)	(10,288)	(1,627)	3,040	(2,660)	(1,627)	(5,284)

Total comprehensive income (loss)	$23,177	$(44,670)	$79,256	$82,123	$(44,670)	$89,843

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(Successor)	(Successor)
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$128,485	$130,928
Receivables, net	47,895	97,108
Other current assets	73,467	70,627

Total current assets	249,847	298,663
Property, net	1,155,574	1,147,959
Intangible assets, net	236,553	243,180
Goodwill	2,296,374	2,251,296
Other long-term assets	388,518	332,740

Total assets	$4,326,866	$4,273,838

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$189,767	$226,220
Accrued expenses and other liabilities	167,455	155,286
Deferred revenues and income	136,407	171,122
Current maturities of corporate borrowings and capital and financing lease obligations	14,537	14,280

Total current liabilities	508,166	566,908
Corporate borrowings	2,067,905	2,070,671
Capital and financing lease obligations	111,207	116,369
Exhibitor services agreement	333,622	318,154
Other long-term liabilities	455,258	433,151

Total liabilities	3,476,158	3,505,253

Commitments and contingencies
Stockholder's equity:
Common stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	801,811	801,811
Accumulated other comprehensive income	6,784	9,444
Accumulated earnings (deficit)	42,113	(42,670)

Total stockholder's equity	850,708	768,585

Total liabilities and stockholder's equity	$4,326,866	$4,273,838

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended (unaudited)
	Nine Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	December 30, 2011 through August 30, 2012
	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net earnings (loss)	$84,783	$(43,043)	$95,127
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	147,435	16,602	138,349
Impairment of assets	—	—	285
Loss (gain) on extinguishment and modification of debt	(422)	—	538
Amortization of discount (premium) on corporate borrowings	(9,447)	(965)	1,346
Deferred income taxes	8,430	—	—
Theatre and other closure expense	4,489	434	13,515
Gain on dispositions	(4,545)	(74)	(50,269)
Equity in earnings and losses from non-consolidated entities, net of distributions	(21,020)	3,421	1,327
Change in assets and liabilities:
Receivables	55,548	2,773	39,691
Other assets	(2,045)	(31,618)	34,035
Accounts payable	(24,690)	12,814	(69,546)
Accrued expenses and other liabilities	(44,228)	8,226	(63,962)
Other, net	9,934	(695)	(869)

Net cash provided by (used in) operating activities	204,222	(32,125)	139,567

Cash flows from investing activities:
Capital expenditures	(175,361)	(10,638)	(94,392)
Merger, net of cash acquired	—	3,110	—
Investments in non-consolidated entities, net	(3,013)	(13)	(1,456)
Acquisition of Rave theatres, net of cash acquired	(1,128)	—	—
Proceeds from the disposition of long-term assets	4,646	107	7,574
Other, net	(5,422)	(442)	1,503

Net cash used in investing activities	(180,278)	(7,876)	(86,771)

Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2020	773,063	—	—
Repayment of Term Loan due 2016	(464,088)	—	—
Repayment of Term Loan due 2018	(296,250)	—	—
Proceeds from issuance of Term Loan due 2018	—	—	297,000
Repayment of Term Loan due 2013	—	—	(140,657)
Repurchase of Senior Subordinated Notes due 2014	—	—	(300,000)
Deferred financing costs	(9,106)	—	(7,713)
Principal payments under capital and financing lease obligations	(4,651)	(222)	(2,075)
Principal payments under Term Loan	(5,876)	—	(5,627)
Change in construction payables	(19,404)	(1,245)	(8,765)
Capital contribution	—	100,000	—

Net cash provided by (used in) financing activities	(26,312)	98,533	(167,837)
Effect of exchange rate changes on cash and equivalents	(75)	(389)	52

Net increase (decrease) in cash and equivalents	(2,443)	58,143	(114,989)
Cash and equivalents at beginning of period	130,928	98,531	213,520

Cash and equivalents at end of period	$128,485	$156,674	$98,531

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

        On August 30, 2012, Wanda acquired Parent through a merger between Parent and Wanda Film Exhibition Co. Ltd. ("Merger Subsidiary"), a wholly-owned indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Parent with Parent continuing as the surviving corporation and as a wholly-owned indirect subsidiary of Wanda (the "Merger"). In connection with the change of control pursuant to the Merger, the Company's assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, the Company's financial statement presentations herein distinguish between a predecessor period ("Predecessor"), for periods prior to the Merger, and a successor period ("Successor"), for periods subsequent to the Merger. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date, August 30, 2012. The Consolidated Financial Statements presented herein are those of Successor from August 31, 2012 through September 30, 2013, and those of Predecessor for all periods prior to the Merger date. As a result of the application of "push down" accounting at the time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable. See Note 2—Merger for additional information regarding the Merger.

        The accompanying unaudited Consolidated Financial Statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's Transition Report on Form 10-K for the transition period from March 30, 2012 to December 31, 2012. The December 31, 2012 Consolidated Balance Sheet data was derived from the audited balance sheet included in the Transition Report on Form 10-K, but does not include all disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP"). In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the calendar year ending December 31, 2013. The Company manages its business under one operating segment called Theatrical Exhibition.

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

September 30, 2013

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

        Prior Period Adjustments:    During the three months ended June 30, 2013, management identified adjustments necessary to correct the valuation allowance for deferred tax assets recognized when "push down" accounting was applied at the date of the Merger and to correct changes in the valuation allowance for deferred tax assets recognized subsequent to the Merger. The Company initially corrected these amounts as out-of-period adjustments during the three months ended June 30, 2013. The Company revised its presentation during the third quarter of 2013 to record these adjustments in the appropriate periods.

        Management determined that an increase to the valuation allowance at the date of the Merger was necessary to provide for deferred tax assets that more likely than not will not be realized. The prior period adjustment increased reported goodwill by $31,463,000, decreased other current assets by $30,300,000 and increased other long-term liabilities by $1,163,000 as of December 31, 2012. The Company has adjusted its December 31, 2012 balance sheet included in this Form 10-Q from amounts previously reported to reflect these adjustments.

        Management also determined that during the successor period from August 31, 2012 through December 31, 2012, reductions to the valuation allowance were incorrectly recorded, resulting in an understatement of tax expense and net loss from continuing operations of $5,520,000.

        The Company adjusted for the cumulative effect in the carrying amount of other long-term liabilities for the immaterial error related to the successor period from August 31, 2012 through December 31, 2012 of $5,520,000 with an offsetting adjustment to accumulated deficit.

        Such adjustments do not require previously filed reports with the SEC to be amended and such corrections may be made the next time the Company files the prior year financial statements.

        Goodwill:    The activity for goodwill is presented below:

(In thousands)	Total
(Successor)
Balance as of December 31, 2012	$2,251,296
Increase in Goodwill from purchase price allocation adjustments related to the Merger	31,951
Increase in Goodwill from purchase price allocation adjustments related to the Rave acquisition	13,127

Balance as of September 30, 2013	$2,296,374

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

        See Note 2—Merger and Note 3—Acquisition, for additional information regarding the Merger and the Rave Acquisitions.

        Discontinued Operations:    The results of operations for the Company's discontinued operations have been eliminated from the Company's continuing operations and classified as discontinued operations for each period presented within the Company's Consolidated Statements of Operations. During the nine months ended September 30, 2013, the Company received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The sales price adjustment was related to tax attributes of the theatres sold in Canada, which were not determinable or probable of collection at the date of the sale. The Company completed its tax returns for periods prior to the date of sale during the nine months ended September 30, 2013, at which time the buyer was able to determine amounts due pursuant to the sales price adjustment and remit payment to the Company. The Company recorded the additional gain on sale following the guidance for gain contingencies in ASC 450-30-25-1 when the gains were realizable.

        The Company calculated the gain on sale and closure of its theatres in Canada and in the UK as follows during the period of December 30, 2011 through August 30, 2012:

(In thousands)	Total
(Predecessor)
Proceeds from sale of UK theatre	$395
Proceeds from sale of Canada theatres	1,472
Cash payment for closure of Canada theatre	(7,562)

Net cash payment	$(5,695)
Fixed asset write-offs	(1,885)
Recognition of cumulative translation losses in AOCI(1)	(11,069)
Legal and professional fees	(1,582)
Operating Lease Liabilities:
Deferred rent write-off	14,848
Unfavorable lease write-off	31,099
Deferred gain write-off	13,666

Gain on sale, net of lease termination expense	$39,382

(1)
This amount was reclassified from accumulated other comprehensive income to discontinued operations in the Consolidated Statements of Operations.

        The Company operated all of the Canada and UK theatres pursuant to long-term operating lease agreements with original terms of 20 years. In connection with the sales of these theatres, the buyers assumed responsibility under the operating lease agreements and the Company was relieved of its legal obligation for future payments under the lease agreements. For the theatre that was closed, the Company paid the landlord $7,562,000 to terminate its obligation under the lease at the date of closing.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

        Other Expense (Income):    The following table sets forth the components of other expense (income):

	Three Months Ended (unaudited)			Nine Months Ended (unaudited)
(In thousands)	Three Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Nine Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	December 30, 2011 through August 30, 2012
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Loss on redemption of 8% Senior Subordinated Notes due 2014	$—	$—	$1,297	$—	$—	$1,937
Loss (gain) on Senior Secured Credit Facility	110	—	—	(130)	—	383
Other expense (income)	—	49	(458)	(54)	49	(335)

Other expense (income)	$110	$49	$839	$(184)	$49	$1,985

NOTE 2—MERGER

        Parent and Wanda completed a Merger on August 30, 2012 in which Wanda indirectly acquired all of the outstanding capital stock of Parent. Parent merged with Merger Subsidiary, whereby Merger Subsidiary merged with and into Parent with Parent continuing as the surviving corporation and as a wholly-owned indirect subsidiary of Wanda. The merger consideration totaled $701,811,000, with $700,000,000 invested by Wanda and $1,811,000 invested by members of management, for which 1,338,048 shares of Parent's Class A common stock and 3,497 shares of Parent's Class N common stock were issued, respectively. The management investment was equal to 50% of the after tax amount received by the applicable members of management with respect to equity awards outstanding at the time of the Merger. The price per share paid by management was equal to the fully diluted per share consideration received by the Company's former shareholders in the Merger. Wanda also acquired cash, corporate borrowings and capital and financing lease obligations in connection with the Merger, as described below.

        In connection with the Merger agreement, $35,000,000 of consideration otherwise payable to the equity holders was deposited into an Indemnity Escrow Fund and $2,000,000 otherwise payable to the equity holders was deposited into an account designated by the Stockholder Representative. The $35,000,000 of consideration previously deposited in the Indemnity Escrow Fund, which was established to cover any indemnity claims by Wanda against the sellers (former owners) relating to their representations, warranties and covenants in connection with the Merger, was released in full on April 3, 2013. There were no indemnity claims made. Further, the $2,000,000 previously deposited in an account designated by the Stockholder Representative, which account was established to cover post-merger closing de minimis taxes and administrative fees and expenses, has also been released in full. On April 15, 2013, $1,600,000 net of such taxes, fees and expenses, was released back to the selling stockholders, including members of management. The Company accounted for the entire $701,811,000 as purchase price, which included the amounts placed in escrow, because the Company believed any contingencies requiring escrow were remote and that the amounts would be paid out subsequently.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 2—MERGER (Continued)

        As a result of the Merger and related change of control, the Company applied "push down" accounting, which requires allocation of the Merger consideration to the estimated fair values of the assets and liabilities acquired in the Merger. The allocation of Merger consideration was based on management's judgment after evaluating several factors, including a valuation assessment performed by a third party appraiser. Final appraisal reports were received during the first quarter of 2013. The appraisal measurements included a combination of income, replacement costs and market approaches and represents management's best estimate of fair value at August 30, 2012, the acquisition date. Management finalized its purchase price allocation during the first quarter of 2013. Adjustments made during the first quarter of 2013 increased recorded goodwill by approximately $32,000,000. Property, net and other long-term assets decreased by approximately $28,000,000 and $4,000,000, respectively, due to final determinations of fair values assigned to tangible assets. The following is a summary of the allocation of the Merger consideration:

(In thousands)	Total
Cash	$101,641
Receivables, net	29,775
Other current assets	34,840
Property, net(1)	1,034,597
Intangible assets, net(2)	246,507
Goodwill(3)	2,204,223
Other long-term assets(4)	339,013
Accounts payable	(134,186)
Accrued expenses and other liabilities	(138,535)
Gift card, packaged tickets, and loyalty program liability(5)	(117,841)
Corporate borrowings(6)	(2,086,926)
Capital and financing lease obligations	(60,922)
Exhibitor services agreement(7)	(322,620)
Other long-term liabilities(8)	(427,755)

Total Merger consideration	$701,811

Corporate borrowings	2,086,926
Capital and financing lease obligations	60,922
Less: cash	(101,641)

Total transaction value	$2,748,018

(1)
Property, net, consists of real estate, leasehold improvements and furniture, fixtures and equipment recorded at fair value.

(2)
Intangible assets consist of a trademark and trade names, a non-compete agreement, management contracts, a contract with an equity method investee, and favorable leases. In general, the majority of the Company's asset value is comprised of real estate and fixed assets. Furthermore, the majority of the Company's theatres are operated via lease agreements as opposed to owning the underlying real estate. Therefore, any asset value related to leased real estate would exist only if the existing lease agreements were at

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 2—MERGER (Continued)

  below-market, or favorable, terms. Certain of the Company's leased locations were considered to be at favorable terms, and an intangible asset was ascribed for such lease agreements. However, the majority of lease agreements were considered to be at market terms. As a result, there is no owned real estate or lease intangible asset value ascribed to the majority of the Company's locations. In estimating the fair value of the favorable lease agreements, market rents were estimated for each of the Company's leased locations. If the contractual rents were considered to be below the market rent, a favorable lease agreement was valued by discounting the difference between the contractual rent and estimated market rates over the remaining lease term. Renewal options in the leases were also considered in determining the remaining lease term.

Other intangible assets were also considered. For the Company's business, the largest intangible asset (other than favorable lease agreements) is the trade name. There was no customer relationship asset since the Company's customers represent "walk-in traffic" in which the customer would not meet the legal or separable criteria under ASC 805. The royalty savings method, a form of the income approach, was used to estimate the fair value of the trade name. In estimating the appropriate royalty rate for the trade name, the Company considered the impact and contribution that the trade name provides to the Company's operating cash flows. The Company assessed that the trade name does provide some contribution to the Company's operating cash flow, but that the attendance in the theatre is ultimately driven by factors that are not separable from goodwill such as the quality of the film product, the location of each individual theatre, the physical condition of the individual theatre, and the competitive landscape of the individual theatre.

Other than the favorable lease agreements and the trade name, there are not many other operating intangible assets for the Company's business. However, the Company does have some contractual relationships identified as intangible assets. These contractual relationships include the non-compete agreement that was entered into as part of the Company's acquisition of Kerasotes, management agreements in which the Company manages certain theatres that are owned by a third party, and the NCM tax receivable agreement (the "NCM TRA") which represents an agreement in which the Company receives a certain portion of a tax benefit that NCM is expected to receive as part of the Company's partial ownership interest in NCM. The non-compete agreement was valued using the differential cash flow method, a form of the income approach, in which the cash flows of the Company were estimated under a scenario in which the non-compete agreement was in place and a scenario in which there was no non-compete agreement. The value of the non-compete agreement was considered to be the difference of the discounted cash flows between the two scenarios over the remaining contractual term of the agreement. The management agreements were valued using the income approach, in which the annual management fees over the life of the agreements, were discounted. The NCM TRA was valued using the income approach in which the future tax benefit distribution realized from any tax amortization of intangible assets was estimated and discounted. The Company determined the value of the TRA using a discounted cash flow model. For the purposes of its analysis, the Company estimated the cash receipts from taxable transactions that were known as of the date of the Merger. The Company did not consider future transactions that NCM may undertake. The Company estimated a run-off

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 2—MERGER (Continued)

  of the intangible asset amortization benefits from the TRA due to the following transactions:

  1.
  ESA (Exhibitor Services Agreement)—relates to the amortization due to a modification of the initial ESA agreement.

  2.
  CUA (Common Unit Adjustment)—relates to NCM issuing additional common units to the founding members if there is an increase in the number of theatres under the ESA agreement. A reduction of common units is made if there are theatres removed from the ESA agreement.

  3.
  AMC II Benefit—relates to AMC's acquisition of Kerasotes theatres.

  4.
  IPO Exchange Benefit—relates to amortization from NCM's IPO in 2007.

  5.
  IPO II Exchange Benefit—relates to amortization step ups from NCM's secondary IPO in 2010.

  6.
  Capital Account Administration Allocation—relates to receipts attributable to the account administration.

The estimated TRA receipts through 2037 are tax effected at 40%, based on a blended federal and 50-state average tax rate. The after tax receipts were discounted to a present value using a discount rate of 12.0%, based on the cost of equity of NCM, as the TRA payments only benefit the equity holders.

(3)
Goodwill represents the excess of the Merger consideration over the net assets recognized and represents the future expected economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill associated with the Merger is not tax deductible. Additionally, the Company expects to realize synergies and cost savings related to the Merger. Wanda is the largest theatre exhibition operator in China through its controlling ownership interest in Wanda Cinema Line. The combined ownership and scale of AMC and Wanda Cinema Line, has enabled them to enhance relationships and obtain better terms from important food and beverage, lighting and theatre supply vendors, and to expand their strategic partnership with IMAX. Wanda and AMC are also working together to offer Hollywood studios and other production companies valuable access to their industry-leading promotion and distribution platforms, with the goal of gaining greater access to content and playing a more important role in the industry going forward.

(4)
Other long-term assets primarily include equity method investments, real estate held for investment and marketable equity securities recorded at fair value.

(5)
Represents a liability related to the sales of gift cards, packaged tickets and AMC Stubs™ memberships and rewards outstanding at August 30, 2012, recorded at fair value. The Company determined fair value for the gift cards and packaged tickets by removing the amount of unrecognized breakage income that was included in the deferred revenue amounts prior to the Merger. The Company made purchase accounting adjustments to reduce its deferred revenues for packaged tickets by $24,859,000 and gift cards by $7,441,000 such that the Company would recognize a normal profit margin on its deferred

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 2—MERGER (Continued)

  revenues for the future redemptions of the sales that occurred prior to the Merger. The Company did not make any fair value adjustments to its deferred revenues related to AMC Stubs as a result of the Merger because deferred revenues for the annual memberships require performance by AMC in the future and there was not sufficient historical data to estimate amounts of future breakage for AMC Stubs rewards. AMC Stubs vested rewards expire after 90 days if unused and AMC Stubs progress rewards expire to the extent members do not renew their annual membership.

(6)
Corporate borrowings include borrowings under the Senior Secured Credit Facility-Term Loan due 2016, the Senior Secured Credit Facility-Term Loan due 2018, the 8.75% Senior Fixed Rate Notes due 2019 and the 9.75% Senior Subordinated Notes due 2020, recorded at fair value.

(7)
In connection with the completion of NCM, Inc.'s IPO on February 13, 2007, the Company entered into the Exhibitor Services Agreement that provided favorable terms to NCM in exchange for a payment of $231,308,000. The Exhibitor Services Agreement was considered an unfavorable contract to the Company and the fair value of the contract was estimated as the present value of the difference between the Company's expected payments under the contract and a market rate over the life of the contract.

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

        Quoted market prices and observable market based inputs were used to estimate the fair value of corporate borrowings (Level 2) and the Company's investments in NCM and equity securities available for sale, including RealD Inc. common stock (Level 1). The fair value measurements of other tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, market comparables, and quoted market prices.

        During the nine months ended September 30, 2013, the Company incurred additional Merger-related costs of approximately $951,000, which are included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations.

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

September 30, 2013

(Unaudited)

NOTE 2—MERGER (Continued)

purposes to the Consolidated Statements of Operations only and does not purport to represent what the Company's results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

	Three Months Ended	Nine Months Ended
(In thousands)	Pro forma June 29, 2012 through September 27, 2012	Pro forma December 30, 2011 through September 27, 2012
	(Predecessor)	(Predecessor)
	(unaudited)
Revenues
Admissions	$440,805	$1,318,213
Food and beverage	185,945	546,094
Other theatre	22,818	69,139

Total revenues	649,568	1,933,446

Operating Costs and Expenses
Film exhibition costs	228,471	692,389
Food and beverage costs	25,505	74,724
Operating expense	173,411	516,810
Rent	110,138	332,112
General and administrative:
Merger, acquisition and transaction costs	673	2,119
Management fee	—	—
Other	18,747	49,781
Depreciation and amortization	48,373	150,537
Impairment of long-lived assets	—	285

Operating costs and expenses	605,318	1,818,757

Operating income	44,250	114,689
Other expense (income)
Other expense	888	2,034
Interest expense:
Corporate borrowings	34,505	106,254
Capital and financing lease obligations	1,414	4,320
Equity in (earnings) losses of non-consolidated entities	2,456	(7,161)
Investment (income) expense	193	(3,389)

Total other expense	39,456	102,058

Earnings from continuing operations before income taxes	4,794	12,631
Income tax provision	5,300	8,500

Earnings (loss) from continuing operations	(506)	4,131
Earnings from discontinued operations, net of income taxes	37,431	34,557

Net earnings	$36,925	$38,688

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 3—ACQUISITION

        In December 2012, the Company completed the acquisition of 4 theatres and 61 screens from Rave Reviews Cinemas, LLC and 6 theatres and 95 screens from Rave Digital Media, LLC, (together "Rave"). The total purchase price for the Rave theatres, paid in cash, was $88,683,000, net of cash acquired, and is subject to working capital and other purchase price adjustments. Approximately $881,000 of the total purchase price was paid during the nine months ended September 30, 2013. The Company acquired the Rave theatres based on their highly complementary geographic presence in certain key markets. Additionally, the Company expects to realize synergies and cost savings related to the Rave acquisition as a result of moving to the Company's operating practices, decreasing costs for newspaper advertising, food and beverage costs, and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies.

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

        During the nine months ended September 30, 2013, the Company incurred acquisition-related costs for the Rave theatres of approximately $610,000, which are included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. The

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 3—ACQUISITION (Continued)

Company's operating results for the nine months ended September 30, 2013 were not materially impacted by this acquisition.

NOTE 4—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for following the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of September 30, 2013, include a 15.44% interest in NCM, a 50% interest in two U.S. theatres and one IMAX screen, a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"), and a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC ("ORF"). Indebtedness held by equity method investees is non-recourse to the Company.

        RealD Inc. Common Stock.    The Company holds an investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1).

Equity in Earnings of Non-Consolidated Entities

        Condensed financial information of the Company's non-consolidated equity method investments for the three months ended September 30, 2013, the period June 29, 2012 through August 30, 2012, and the period August 31, 2012 through September 27, 2012 is shown below:

	Three Months Ended September 30, 2013
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$135,100	$46,321	$24,405	$5,378	$211,204
Operating costs and expenses	83,300	29,792	21,219	5,257	139,568

Net earnings	$51,800	$16,529	$3,186	$121	$71,636

	From Inception August 31, 2012 through September 27, 2012
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$22,200	$13,598	$21,311	$2,572	$59,681
Operating costs and expenses	21,200	11,903	29,177	3,043	65,323

Net earnings (loss)	$1,000	$1,695	$(7,866)	$(471)	$(5,642)

	June 29, 2012 through August 30, 2012
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$121,500	$29,385	$9,663	$6,231	$166,779
Operating costs and expenses	59,600	22,405	30,895	5,605	118,505

Net earnings (loss)	$61,900	$6,980	$(21,232)	$626	$48,274

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 4—INVESTMENTS (Continued)

        Condensed financial information of the Company's non-consolidated equity method investments for the nine months ended September 30, 2013, the period December 30, 2011 through August 30, 2012, and the period August 31, 2012 through September 27, 2012 is shown below:

	Nine Months Ended September 30, 2013
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$340,100	$134,398	$125,839	$12,314	$612,651
Operating costs and expenses	241,600	103,605	108,553	12,220	465,978

Net earnings	$98,500	$30,793	$17,286	$94	$146,673

	From Inception August 31, 2012 through September 27, 2012
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$22,200	$13,598	$21,311	$2,572	$59,681
Operating costs and expenses	21,200	11,903	29,177	3,043	65,323

Net earnings (loss)	$1,000	$1,695	$(7,866)	$(471)	$(5,642)

	December 30, 2011 through August 30, 2012
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$310,700	$109,363	$78,259	$22,927	$521,249
Operating costs and expenses	243,800	86,410	91,611	23,890	445,711

Net earnings (loss)	$66,900	$22,953	$(13,352)	$(963)	$75,538

        The components of the Company's recorded equity in earnings (losses) of non-consolidated entities are as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	Three Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Nine Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	December 30, 2011 through August 30, 2012
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
National CineMedia, LLC	$7,218	$116	$7,027	$15,917	$116	$16,560
Digital Cinema Implementation Partners, LLC	5,159	541	2,132	12,986	541	7,079
Open Road Releasing, LLC	1,600	(3,933)	(10,616)	8,650	(3,933)	(6,676)
Other	346	(102)	249	590	(102)	1,277

The Company's recorded equity in earnings (losses)	$14,323	$(3,378)	$(1,208)	$38,143	$(3,378)	$18,240

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 4—INVESTMENTS (Continued)

        DCIP Transactions.    The Company will make capital contributions to DCIP for projector and installation costs in excess of an agreed upon cap ($68,000 per system for digital conversions and $44,000 for new build locations). The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years, including scheduled escalations of rent to commence after six and one-half years from the inception of the agreement. The difference between the cash rent and straight-line rent is recorded to deferred rent, a long-term liability account.

        The Company recorded the following transactions with DCIP:

(In thousands)	September 30, 2013	December 31, 2012
	(Successor)	(Successor)
Due from DCIP for equipment purchases	$730	$736
Deferred rent liability for digital projectors	6,241	1,810

	Three Months Ended			Nine Months Ended
(In thousands)	Three Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Nine Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	December 30, 2011 through August 30, 2012
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Digital equipment rental expense (continuing operations)	$2,886	$377	$1,485	$8,255	$377	$5,489

        Open Road Films Transactions.    The Company recorded the following transactions with Open Road Films:

(In thousands)	September 30, 2013	December 31, 2012
	(Successor)	(Successor)
Due from Open Road Films	$2,322	$1,950
Film rent payable to Open Road Films	373	326

	Three Months Ended			Nine Months Ended
(In thousands)	Three Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Nine Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	December 30, 2011 through August 30, 2012
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Gross film exhibition cost on Open Road Films	$1,800	$2,223	$448	$10,500	$2,223	$6,550

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 4—INVESTMENTS (Continued)

        NCM Transactions.    Effective June 7, 2013, NCM issued 5,315,837 common membership units to another founding member due to an acquisition, which caused a decrease in the Company's ownership share from 16.29% to 15.59%. As of September 30, 2013, the Company owns 19,052,770 common membership units, or a 15.44% interest, in NCM. As a founding member, the Company has the ability to exercise significant influence over the governance of NCM, and, accordingly accounts for its investment following the equity method. The estimated fair market value of the units in NCM was approximately $359,335,000, based on the publically quoted price per share of NCM, Inc. on September 30, 2013 of $18.86 per share.

        The Company recorded the following transactions with NCM:

(In thousands)	September 30, 2013	December 31, 2012
	(Successor)	(Successor)
Due from NCM for on-screen advertising revenue	$1,479	$1,978
Due to NCM for Exhibitor Services Agreement	2,161	2,021

	Three Months Ended			Nine Months Ended
(In thousands)	Three Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Nine Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	December 30, 2011 through August 30, 2012
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Net NCM screen advertising revenues	$8,435	$2,201	$5,088	$25,007	$2,201	$18,152
NCM beverage advertising expense	3,604	577	2,843	10,325	577	9,680

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 4—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings of NCM during the nine months ended September 30, 2013:

(In thousands)	Investment in NCM(1)	Exhibitor Services Agreement(2)	Other Comprehensive (Income)	Cash Received	Equity in (Earnings) Loss	Advertising (Revenue)
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)
Ending balance December 31, 2012	$245,047	$(318,154)	$(797)
Receipt of common units	26,315	(26,315)	—
Receipt of excess cash distributions	(16,896)	—	—	$16,896	$—	$—
Amortization of deferred revenue	—	10,846	—	—	—	(10,846)
Unrealized gain from cash flow hedge	1,101	—	(1,101)	—	—	—
Change in interest gain(3)	2,716	—	—	—	(2,716)	—
Equity in earnings(4)	15,383	—	—	—	(15,383)	—
Equity in loss from amortization of basis difference(5)	(2,182)	—	—	—	2,182	—

For the period ended or balance as of September 30, 2013	$271,484	$(333,623)	$(1,898)	$16,896	$(15,917)	$(10,846)

(1)
As of the date of the Merger, August 30, 2012, the Company's investment in NCM consisted of a single investment tranche (Tranche 1 Investment) consisting of 17,323,782 membership units recorded at fair value (Level 1). As a result of the Rave theatre acquisitions in December of 2012, and as provided under the Common Unit Adjustment Agreement dated as of February 13, 2007, the Company received 1,728,988 additional NCM common membership units in 2013 valued at $26,315,000 and is recorded in a new tranche, (Tranche 2 Investment).

(2)
Represents the unamortized portion of the Exhibitor Services Agreement ("ESA") with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30 year term of the ESA ending in 2036, using a units-of-revenue method, as described in ASC 470-10-35 (formerly EITF 88-18, Sales of Future Revenues). In connection with the Merger on August 30, 2012, the amounts related to the ESA were adjusted to estimated fair value.

(3)
A non-cash gain was recorded to adjust the Company's investment balance due to NCM's issuance of 5,315,837 common membership units to another founding member, at a price per share in excess of the Company's average carrying amount per share.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 4—INVESTMENTS (Continued)

(4)
Represents percentage of ownership equity in earnings on both Tranche 1 and Tranche 2 Investments.

(5)
Certain differences between the Company's carrying value and the Company's share of NCM's membership equity have been identified and are amortized to equity in earnings over the respective lives of the assets and liabilities.

        During the nine month successor period ended September 30, 2013, payments received of $3,677,000 related to the NCM tax receivable agreement are recorded in investment income net of related amortization for the NCM tax receivable agreement intangible asset. Amounts related to the NCM tax receivable agreement of $3,949,000 were recorded in equity in earnings of non-consolidated entities during the period December 30, 2011 through August 30, 2012. Prior to the Merger, the Company did not have any carrying value related to the NCM tax receivable agreement. In connection with push down accounting as required by the Merger, the Company recorded an amortizable intangible asset in the amount of $20,900,000 related to the NCM tax receivable agreement. Because the Company has established a separate asset apart from its equity method investment in NCM that derives all of its fair value from the expected future payments under the NCM tax receivable agreement, the Company will account for the cash receipts under the NCM tax receivable agreement separately from its equity method investment in NCM. Prior to the Merger, the majority of the Company's investment in NCM (Tranche 1) was recorded at a carrying value of $0 and the remainder of the Company's investment in NCM (Tranche 2) was recorded at a carrying value of $72,323,000. Subsequent to the Merger, the Company increased the carrying value of its Tranche 1 and Tranche 2 investments in NCM from $72,323,000 to a fair value of $250,155,000. As both the NCM tax receivable agreement and investment in NCM were separately recorded at fair value as a result of the Merger, the Company will account for the NCM tax receivable agreement intangible amortization and NCM tax receivable agreement cash receipts separately as components of investment income, and the Company will account for its share of earnings in NCM and distributions of its earnings following the equity method.

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

September 30, 2013

(Unaudited)

NOTE 5—FAIR VALUE MEASUREMENTS (Continued)

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of September 30, 2013:

		Fair Value Measurements at September 30, 2013 Using
(In thousands)	Total Carrying Value at September 30, 2013	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Successor)
Other long-term assets:
Money Market Mutual Funds	$113	$113	$—	$—
Equity securities, available-for-sale:
RealD Inc. Common Stock	8,559	8,559	—	—
Mutual Fund Large U.S. Equity	2,515	2,515	—	—
Mutual Fund Small/Mid U.S. Equity	758	758	—	—
Mutual Fund International	392	392	—	—
Mutual Fund Balance	160	160	—	—
Mutual Fund Fixed Income	379	379	—	—

Total assets at fair value	$12,876	$12,876	$—	$—

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

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at September 30, 2013 Using
(In thousands)	Total Carrying Value at September 30, 2013	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Successor)
Current Maturities of Corporate Borrowings	$7,750	$—	$7,702	$—
Corporate Borrowings	2,067,905	—	2,087,642	—

        Valuation Technique.    Quoted market prices and observable market based inputs were used to estimate fair value.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 6—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

	Nine Months Ended
(In thousands)	Nine Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	December 30, 2011 through August 30, 2012
	(Successor)	(Successor)	(Predecessor)
Beginning balance	$61,344	$62,935	$66,497
Theatre and other closure expense—continuing operations	4,489	434	5,953
Theatre and other closure expense—discontinued operations	—	—	7,562
Transfer of assets and liabilities	(55)	—	(456)
Foreign currency translation adjustment	(322)	648	683
Cash payments	(8,947)	(871)	(17,304)

Ending balance	$56,509	$63,146	$62,935

        Theatre and other closure expense was primarily due to accretion on previously closed properties with remaining lease obligations during the nine month Successor period ended September 30, 2013 and the period of August 31, 2012 through September 27, 2012. During the Predecessor period of December 30, 2011 through August 30, 2012, theatre and other closure expense of $5,953,000 was primarily due to accretion on previously closed properties with remaining lease obligations and an early termination of a lease agreement. In addition, the Company closed one theatre with 20 screens located in Canada and paid the landlord $7,562,000 to terminate the lease agreement during the Predecessor period. During the three months ended September 30, 2013, the period August 31, 2012 through September 27, 2012, and the period June 29, 2012 through August 30, 2012, the Company recognized theatre and other closure expense of $1,469,000, $434,000, and $764,000, respectively. During the nine months ended September 30, 2013, the period August 31, 2012 through September 27, 2012, and the period December 30, 2011 through August 30, 2012, the Company recognized theatre and other closure expense from continuing operations of $4,489,000, $434,000, and $5,953,000, respectively.

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 7—INCOME TAXES

        The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Nine Months Ended
(In thousands)	Nine Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	December 30, 2011 through August 30, 2012
	(Successor)	(Successor)	(Predecessor)
Income tax expense at the federal statutory rate	$31,975	$(15,050)	$22,260
Effect of:
State income taxes	(3,610)	100	3,005
Permanent items	120	—	1,000
Change in FIN 48 Reserve	3,535	—	—
Change in net operating loss carryforward for excess tax deductions	(28,420)	—	—
Valuation allowance	7,260	15,050	(23,260)

Income tax expense	$10,860	$100	$3,005

Effective income tax rate	11.9%	(0.2)%	4.7%

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

        The state tax provision was for the states that impose their income based taxes on a gross sales method, that impose a margin tax, that have suspended the use of net operating loss carryforwards into the current tax year and amounts related to state tax credits.

        The change in FIN 48 reserve relates to gross increases due to new positions during the nine months ended September 30, 2013 of $4,000,000, partially offset by favorable resolutions with taxing authorities of $(465,000).

        If, in the future, the Company generates sufficient earnings in the United States federal and state tax jurisdictions where it has recorded full valuation allowances, management's conclusion regarding the need for a valuation allowance in these tax jurisdictions could change. If this were to occur, the Company could have a reduction of some or a significant portion of the Company's recorded valuation allowance in the near term, which would reduce the Company's income tax provision and therefore increase net earnings. This determination would be dependent on a number of factors which would include, but not be limited to, the Company's expectation of future taxable income.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

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

Successor three months ended September 30, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$465,941	$1,047	$—	$466,988
Food and beverage	—	201,164	448	—	201,612
Other theatre	—	27,332	52	—	27,384

Total revenues	—	694,437	1,547	—	695,984

Operating Costs and Expenses
Film exhibition costs	—	241,533	473	—	242,006
Food and beverage costs	—	26,191	93	—	26,284
Operating expense	5	181,717	908	—	182,630
Rent	—	111,365	500	—	111,865
General and administrative:
Merger, acquisition and transaction costs	—	299	—	—	299
Other	—	26,449	1	—	26,450
Depreciation and amortization	—	48,593	10	—	48,603

Operating costs and expenses	5	636,147	1,985	—	638,137

Operating income (loss)	(5)	58,290	(438)	—	57,847
Other expense (income)
Equity in net (earnings) loss of subsidiaries	(29,913)	438	—	29,475	—
Other expense (income)	—	110	—	—	110
Interest expense:
Corporate borrowings	32,359	42,620	—	(42,758)	32,221
Capital and financing lease obligations	—	2,606	—	—	2,606
Equity in earnings of non-consolidated entities	—	(14,323)	—	—	(14,323)
Investment income	(35,916)	(6,911)	—	42,758	(69)

Total other expense (income)	(33,470)	24,540	—	29,475	20,545

Earnings (loss) from continuing operations before income taxes	33,465	33,750	(438)	(29,475)	37,302
Income tax provision	—	3,430	—	—	3,430

Earnings (loss) from continuing operations	33,465	30,320	(438)	(29,475)	33,872
Loss from discontinued operations, net of income taxes	—	(407)	—	—	(407)

Net earnings (loss)	$33,465	$29,913	$(438)	$(29,475)	$33,465

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor from Inception on August 31, 2012 through September 27, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$76,090	$266	$—	$76,356
Food and beverage	—	32,264	101	—	32,365
Other theatre	—	5,758	27	—	5,785

Total revenues	—	114,112	394	—	114,506

Operating Costs and Expenses
Film exhibition costs	—	34,565	94	—	34,659
Food and beverage costs	—	4,755	23	—	4,778
Operating expense	(11)	45,778	292	—	46,059
Rent	—	33,332	161	—	33,493
General and administrative:
Merger, acquisition and transaction costs	—	504	—	—	504
Management fee	—	—	—	—	—
Other	—	7,277	(8)	—	7,269
Depreciation and amortization	—	16,598	4	—	16,602

Operating costs and expenses	(11)	142,809	566	—	143,364

Operating income (loss)	11	(28,697)	(172)	—	(28,858)
Other expense (income)
Equity in net losses of subsidiaries	44,380	289	—	(44,669)	—
Other expense	—	49	—	—	49
Interest expense:
Corporate borrowings	10,273	11,679	—	(11,711)	10,241
Capital and financing lease obligations	—	442	—	—	442
Equity in losses of non-consolidated entities	112	3,253	13	—	3,378
Investment income	(11,711)	(1)	—	11,711	(1)

Total other expense	43,054	15,711	13	(44,669)	14,109

Loss from continuing operations before income taxes	(43,043)	(44,408)	(185)	44,669	(42,967)
Income tax provision	—	100	—	—	100

Loss from continuing operations	(43,043)	(44,508)	(185)	44,669	(43,067)
Earnings (loss) from discontinued operations, net of income taxes	—	128	(104)	—	24

Net loss	$(43,043)	$(44,380)	$(289)	$44,669	$(43,043)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor from June 29, 2012 through August 30, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$363,672	$777	$—	$364,449
Food and beverage	—	153,239	341	—	153,580
Other theatre	—	17,616	56	—	17,672

Total revenues	—	534,527	1,174	—	535,701

Operating Costs and Expenses
Film exhibition costs	—	193,391	421	—	193,812
Food and beverage costs	—	20,656	71	—	20,727
Operating expense	(2)	125,957	644	—	126,599
Rent	—	76,713	327	—	77,040
General and administrative:
Merger, acquisition and transaction costs	—	169	—	—	169
Management fee	—	1,250	—	—	1,250
Other	—	11,687	12	—	11,699
Depreciation and amortization	—	32,629	8	—	32,637

Operating costs and expenses	(2)	462,452	1,483	—	463,933

Operating income (loss)	2	72,075	(309)	—	71,768
Other expense (income)
Equity in net earnings of subsidiaries	(73,930)	(14,205)	—	88,135	—
Other expense	—	839	—	—	839
Interest expense:
Corporate borrowings	27,601	35,662	—	(35,408)	27,855
Capital and financing lease obligations	—	972	—	—	972
Equity in losses of non-consolidated entities	14	1,083	111	—	1,208
Investment income	(29,899)	(5,524)	—	35,408	(15)

Total other expense	(76,214)	18,827	111	88,135	30,859

Earnings (loss) from continuing operations before income taxes	76,216	53,248	(420)	(88,135)	40,909
Income tax provision	—	2,100	—	—	2,100

Earnings (loss) from continuing operations	76,216	51,148	(420)	(88,135)	38,809
Earnings from discontinued operations, net of income taxes	—	22,782	14,625	—	37,407

Net earnings	$76,216	$73,930	$14,205	$(88,135)	$76,216

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor nine months ended September 30, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,361,942	$3,236	$—	$1,365,178
Food and beverage	—	587,634	1,392	—	589,026
Other theatre	—	82,031	216	—	82,247

Total revenues	—	2,031,607	4,844	—	2,036,451

Operating Costs and Expenses
Film exhibition costs	—	717,241	1,484	—	718,725
Food and beverage costs	—	79,735	297	—	80,032
Operating expense	174	531,084	2,801	—	534,059
Rent	—	337,730	1,483	—	339,213
General and administrative:
Merger, acquisition and transaction costs	—	1,952	—	—	1,952
Other	—	59,795	2	—	59,797
Depreciation and amortization	—	147,403	32	—	147,435

Operating costs and expenses	174	1,874,940	6,099	—	1,881,213

Operating income (loss)	(174)	156,667	(1,255)	—	155,238
Other expense (income)
Equity in net (earnings) loss of subsidiaries	(73,430)	656	—	72,774	—
Other income	—	(184)	—	—	(184)
Interest expense:
Corporate borrowings	98,039	131,069	—	(131,404)	97,704
Capital and financing lease obligations	—	7,914	—	—	7,914
Equity in (earnings) losses of non-consolidated entities	2	(38,132)	(13)	—	(38,143)
Investment income	(109,568)	(24,976)	(266)	131,404	(3,406)

Total other expense (income)	(84,957)	76,347	(279)	72,774	63,885

Earnings (loss) from continuing operations before income taxes	84,783	80,320	(976)	(72,774)	91,353
Income tax provision	—	10,860	—	—	10,860

Earnings (loss) from continuing operations	84,783	69,460	(976)	(72,774)	80,493
Earnings from discontinued operations, net of income taxes	—	3,970	320	—	4,290

Net earnings (loss)	$84,783	$73,430	$(656)	$(72,774)	$84,783

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor from Inception on August 31, 2012 through September 27, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$76,090	$266	$—	$76,356
Food and beverage	—	32,264	101	—	32,365
Other theatre	—	5,758	27	—	5,785

Total revenues	—	114,112	394	—	114,506

Operating Costs and Expenses
Film exhibition costs	—	34,565	94	—	34,659
Food and beverage costs	—	4,755	23	—	4,778
Operating expense	(11)	45,778	292	—	46,059
Rent	—	33,332	161	—	33,493
General and administrative:
Merger, acquisition and transaction costs	—	504	—	—	504
Management fee	—	—	—	—	—
Other	—	7,277	(8)	—	7,269
Depreciation and amortization	—	16,598	4	—	16,602

Operating costs and expenses	(11)	142,809	566	—	143,364

Operating income (loss)	11	(28,697)	(172)	—	(28,858)
Other expense (income)
Equity in net losses of subsidiaries	44,380	289	—	(44,669)	—
Other expense	—	49	—	—	49
Interest expense:
Corporate borrowings	10,273	11,679	—	(11,711)	10,241
Capital and financing lease obligations	—	442	—	—	442
Equity in losses of non-consolidated entities	112	3,253	13	—	3,378
Investment income	(11,711)	(1)	—	11,711	(1)

Total other expense	43,054	15,711	13	(44,669)	14,109

Loss from continuing operations before income taxes	(43,043)	(44,408)	(185)	44,669	(42,967)
Income tax provision	—	100	—	—	100

Loss from continuing operations	(43,043)	(44,508)	(185)	44,669	(43,067)
Earnings (loss) from discontinued operations, net of income taxes	—	128	(104)	—	24

Net loss	$(43,043)	$(44,380)	$(289)	$44,669	$(43,043)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor from December 30, 2011 through August 30, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,238,682	$3,175	$—	$1,241,857
Food and beverage	—	512,400	1,329	—	513,729
Other theatre	—	86,704	225	—	86,929

Total revenues	—	1,837,786	4,729	—	1,842,515

Operating Costs and Expenses
Film exhibition costs	—	656,207	1,523	—	657,730
Food and beverage costs	—	69,665	281	—	69,946
Operating expense	255	466,107	2,318	—	468,680
Rent	—	298,470	1,335	—	299,805
General and administrative:
Merger, acquisition and transaction costs	—	1,615	—	—	1,615
Management fee	—	3,750	—	—	3,750
Other	—	42,677	59	—	42,736
Depreciation and amortization	—	137,772	46	—	137,818
Impairment of long-lived assets	—	285	—	—	285

Operating costs and expenses	255	1,676,548	5,562	—	1,682,365

Operating income (loss)	(255)	161,238	(833)	—	160,150
Other expense (income)
Equity in net earnings of subsidiaries	(86,177)	(14,710)	—	100,887	—
Other expense	—	1,985	—	—	1,985
Interest expense:
Corporate borrowings	107,959	140,202	—	(139,167)	108,994
Capital and financing lease obligations	—	3,878	—	—	3,878
Equity in (earnings) losses of non-consolidated entities	86	(17,224)	(1,102)	—	(18,240)
Investment income	(117,250)	(21,983)	—	139,167	(66)

Total other expense	(95,382)	92,148	(1,102)	100,887	96,551

Earnings from continuing operations before income taxes	95,127	69,090	269	(100,887)	63,599
Income tax provision	—	3,005	—	—	3,005

Earnings from continuing operations	95,127	66,085	269	(100,887)	60,594
Earnings from discontinued operations, net of income taxes	—	20,092	14,441	—	34,533

Net earnings	$95,127	$86,177	$14,710	$(100,887)	$95,127

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor as of September 30, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$210	$86,844	$41,431	$—	$128,485
Receivables, net	(10)	47,852	53	—	47,895
Other current assets	—	72,092	1,375	—	73,467

Total current assets	200	206,788	42,859	—	249,847
Investment in equity of subsidiaries	962,990	19,653	—	(982,643)	—
Property, net	—	1,155,488	86	—	1,155,574
Intangible assets, net	—	236,553	—	—	236,553
Intercompany advances	1,982,701	(1,983,355)	654	—	—
Goodwill	—	2,296,374	—	—	2,296,374
Other long-term assets	8,327	379,748	443	—	388,518

Total assets	$2,954,218	$2,311,249	$44,042	$(982,643)	$4,326,866

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$189,466	$301	$—	$189,767
Accrued expenses and other liabilities	27,855	139,527	73	—	167,455
Deferred revenues and income	—	136,402	5	—	136,407
Current maturities of corporate borrowings and capital and financing lease obligations	7,750	6,787	—	—	14,537

Total current liabilities	35,605	472,182	379	—	508,166
Corporate borrowings	2,067,905	—	—	—	2,067,905
Capital and financing lease obligations	—	111,207	—	—	111,207
Exhibitor services agreement	—	333,622	—	—	333,622
Other long-term liabilities	—	431,248	24,010	—	455,258

Total liabilities	2,103,510	1,348,259	24,389	—	3,476,158
Stockholder's equity	850,708	962,990	19,653	(982,643)	850,708

Total liabilities and stockholder's equity	$2,954,218	$2,311,249	$44,042	$(982,643)	$4,326,866

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor as of December 31, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$308	$89,168	$41,452	$—	$130,928
Receivables, net	20	97,004	84	—	97,108
Other current assets	—	69,150	1,477	—	70,627

Total current assets	328	255,322	43,013	—	298,663
Investment in equity of subsidiaries	888,865	16,980	—	(905,845)	—
Property, net	—	1,147,874	85	—	1,147,959
Intangible assets, net	—	243,180	—	—	243,180
Intercompany advances	1,958,022	(1,958,901)	879	—	—
Goodwill	—	2,251,296	—	—	2,251,296
Other long-term assets	59	332,199	482	—	332,740

Total assets	$2,847,274	$2,287,950	$44,459	$(905,845)	$4,273,838

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$225,754	$466	$—	$226,220
Accrued expenses and other liabilities	14	154,903	369	—	155,286
Deferred revenues and income	—	171,105	17	—	171,122
Current maturities of corporate borrowings and capital and financing lease obligations	8,004	6,276	—	—	14,280

Total current liabilities	8,018	558,038	852	—	566,908
Corporate borrowings	2,070,671	—	—	—	2,070,671
Capital and financing lease obligations	—	116,369	—	—	116,369
Exhibitor services agreement	—	318,154	—	—	318,154
Other long-term liabilities	—	406,524	26,627	—	433,151

Total liabilities	2,078,689	1,399,085	27,479	—	3,505,253
Stockholder's equity	768,585	888,865	16,980	(905,845)	768,585

Total liabilities and stockholder's equity	$2,847,274	$2,287,950	$44,459	$(905,845)	$4,273,838

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor nine months ended September 30, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$30,193	$174,272	$(243)	$—	$204,222

Cash flows from investing activities:
Capital expenditures	—	(175,353)	(8)	—	(175,361)
Investments in non-consolidated entities, net	—	(3,028)	15	—	(3,013)
Acquisition of Rave theatres, net of cash acquired	—	(1,128)	—	—	(1,128)
Proceeds from the disposition of long-term assets	—	4,646	—	—	4,646
Other, net	—	(5,422)	—	—	(5,422)

Net cash provided by (used in) investing activities	—	(180,285)	7	—	(180,278)

Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2020	773,063	—	—	—	773,063
Repayment of Term Loan due 2016	(464,088)	—	—	—	(464,088)
Repayment of Term Loan due 2018	(296,250)	—	—	—	(296,250)
Deferred financing costs	(9,106)	—	—	—	(9,106)
Principal payments under capital and financing lease obligations	—	(4,651)	—	—	(4,651)
Principle payments under Term Loan	(5,876)	—	—	—	(5,876)
Change in construction payables	—	(19,404)	—	—	(19,404)
Change in intercompany advances	(28,034)	27,809	225	—	—

Net cash provided by (used in) financing activities	(30,291)	3,754	225	—	(26,312)

Effect of exchange rate changes on cash and equivalents	—	(65)	(10)	—	(75)

Net decrease in cash and equivalents	(98)	(2,324)	(21)	—	(2,443)
Cash and equivalents at beginning of period	308	89,168	41,452	—	130,928

Cash and equivalents at end of period	$210	$86,844	$41,431	$—	$128,485

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor from Inception on August 31, 2012 through September 27, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$20,371	$(4,454)	$(48,042)	$—	$(32,125)

Cash flows from investing activities:
Capital expenditures	—	(10,639)	1	—	(10,638)
Merger, net of cash acquired	—	3,110	—	—	3,110
Investments in non-consolidated entities, net	—	—	(13)	—	(13)
Proceeds from the disposition of long-term assets	—	129	(22)	—	107
Other, net	—	(442)	—	—	(442)

Net cash used in investing activities	—	(7,842)	(34)	—	(7,876)

Cash flows from financing activities:
Principal payments under capital and financing lease obligations	—	(222)	—	—	(222)
Change in construction payables	—	(1,245)	—	—	(1,245)
Capital contribution	100,000	—	—	—	100,000
Change in intercompany advances	(120,362)	69,505	50,857	—	—

Net cash provided by (used in) financing activities	(20,362)	68,038	50,857	—	98,533

Effect of exchange rate changes on cash and equivalents	—	3,833	(4,222)	—	(389)

Net increase (decrease) in cash and equivalents	9	59,575	(1,441)	—	58,143
Cash and equivalents at beginning of period	291	55,326	42,914	—	98,531

Cash and equivalents at end of period	$300	$114,901	$41,473	$—	$156,674

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor December 30, 2011 through August 30, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$22,355	$118,575	$(1,363)	$—	$139,567

Cash flows from investing activities:
Capital expenditures	—	(94,371)	(21)	—	(94,392)
Investments in non-consolidated entities, net	—	(3,062)	1,606	—	(1,456)
Proceeds from the disposition of long-term assets	—	7,417	157	—	7,574
Other, net	—	1,503	—	—	1,503

Net cash provided by (used in) investing activities	—	(88,513)	1,742	—	(86,771)

Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2018	297,000	—	—	—	297,000
Repayment of Term Loan due 2013	(140,657)	—	—	—	(140,657)
Repurchase of Senior Subordinated Notes due 2014	(300,000)	—	—	—	(300,000)
Deferred financing costs	(7,713)	—	—	—	(7,713)
Principal payments under capital and financing lease obligations	—	(2,075)	—	—	(2,075)
Principal payments under Term Loan	(5,627)	—	—	—	(5,627)
Change in construction payables	—	(8,765)	—	—	(8,765)
Change in intercompany advances	134,933	(136,089)	1,156	—	—

Net cash provided by (used in) financing activities	(22,064)	(146,929)	1,156	—	(167,837)

Effect of exchange rate changes on cash and equivalents	—	(1,012)	1,064	—	52

Net increase (decrease) in cash and equivalents	291	(117,879)	2,599	—	(114,989)
Cash and equivalents at beginning of period	—	173,205	40,315	—	213,520

Cash and equivalents at end of period	$291	$55,326	$42,914	$—	$98,531

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 9—COMMITMENTS AND CONTINGENCIES

        The Company, in the normal course of business, is a party to various ordinary course claims from vendors (including an online ticketing vendor, food and beverage suppliers and film distributors), landlords and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the estimated loss is within a range and no point in this range is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of such other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes could occur. An unfavorable outcome could include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

NOTE 10—NEW ACCOUNTING PRONOUNCEMENTS

        In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, ("ASU 2013-11"). This amendment provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent that (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted and retrospective application is also permitted. The Company will adopt ASU 2013-11 as of the beginning of 2014 and is in the process of evaluating the impact of this pronouncement.

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

September 30, 2013

(Unaudited)

NOTE 10—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted as of the beginning of the entity's fiscal year. The Company will adopt ASU 2013-05 as of the beginning of 2014 and does not expect the adoption of ASU 2013-05 to have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, ("ASU 2013-02"). Under this amendment, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company adopted the disclosure requirements of ASU 2013-02 in the first quarter of 2013. See Note 11—Accumulated Other Comprehensive Income for the required disclosure.

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table presents the changes in accumulated other comprehensive income by component:

(In thousands)	Foreign Currency	Pension and Other Benefits	Unrealized Gains on Marketable Securities	Unrealized Gain from Equity Method Investees' Cash Flow Hedge	Total
					(Successor)
Balance, December 31, 2012	$(530)	$7,264	$1,913	$797	$9,444

Other comprehensive income before reclassifications	341	—	(4,841)	2,489	(2,011)
Amounts reclassified from accumulated other comprehensive income	—	(58)	(301)	(290)	(649)

Net other comprehensive income (loss)	341	(58)	(5,142)	2,199	(2,660)

Balance, September 30, 2013	$(189)	$7,206	$(3,229)	$2,996	$6,784

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents details about accumulated other comprehensive income components:

Reclassifications out of Accumulated Other Comprehensive Income

	Gains Reclassified from Accumulated Other Comprehensive Income
(In thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Consolidated Statements of Operations
	(Successor)	(Successor)
Amortization of pension and other benefit adjustments:
Actuarial gains	$(20)	$(58)	General and administrative: Other
Unrealized gains on marketable securities:
Gain on marketable securities	(280)	(301)	Investment income
Unrealized gain from equity method investees' cash flow hedge:
Gain from equity method investees' cash flow hedge	(43)	(290)	Equity in earnings of non-consolidated entities

Total reclassifications	$(343)	$(649)

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

        The Company expects to make pension contributions of approximately $888,000 per quarter for a total of approximately $3,552,000 during 2013.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic benefit cost recognized for the plans during the three months ended September 30, 2013, the period August 31, 2012 through September 27, 2012, and the period June 29, 2012 through August 30, 2012 consists of the following:

	Pension Benefits			Other Benefits
(In thousands)	Three Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Three Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$45	$14	$31	$49	$14	$30
Interest cost	1,128	349	803	217	72	178
Expected return on plan assets	(1,177)	(339)	(741)	—	—	—
Amortization of net (gain) loss	—	—	368	(20)	—	36
Amortization of prior service credit	—	—	—	—	—	(183)

Net periodic benefit cost (gain)	$(4)	$24	$461	$246	$86	$61

        Net periodic benefit cost recognized for the plans during the nine months ended September 30, 2013, the period August 31, 2012 through September 27, 2012, and the period December 30, 2011 through August 30, 2012 consists of the following:

	Pension Benefits			Other Benefits
(In thousands)	Nine Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	December 30, 2011 through August 30, 2012	Nine Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	December 30, 2011 through August 30, 2012
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$135	$14	$121	$146	$14	$111
Interest cost	3,384	349	3,122	652	72	674
Expected return on plan assets	(3,530)	(339)	(2,927)	—	—	—
Amortization of net (gain) loss	—	—	900	(58)	—	88
Amortization of prior service credit	—	—	—	—	—	(764)

Net periodic benefit cost (gain)	$(11)	$24	$1,216	$740	$86	$109

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 13—CORPORATE BORROWINGS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	September 30, 2013	December 31, 2012
	(Successor)	(Successor)
Senior Secured Credit Facility-Term Loan due 2016 (4.25% as of December 31, 2012)	$—	$465,878
Senior Secured Credit Facility-Term Loan due 2018 (4.75% as of December 31, 2012)	—	297,000
Senior Secured Credit Facility-Term Loan due 2020 (3.50% as of September 30, 2013)	769,372	—
8.75% Senior Fixed Rate Notes due 2019	649,475	654,692
9.75% Senior Subordinated Notes due 2020	656,808	661,105
Capital and financing lease obligations, 8.25% - 11%	117,994	122,645

	2,193,649	2,201,320
Less: current maturities	(14,537)	(14,280)

	$2,179,112	$2,187,040

        On April 30, 2013, the Company entered into a new $925,000,000 Senior Secured Credit Facility pursuant to which the Company borrowed term loans and used the proceeds to fund the redemption of both the Senior Secured Credit Facility Term Loan due 2016 (the "Term Loan due 2016") and the Senior Secured Credit Facility Term Loan due 2018 (the "Term Loan due 2018"). The Senior Secured Credit Facility is comprised of a $150,000,000 Revolving Credit Facility, which matures on April 30, 2018 (the "Revolving Credit Facility"), and a $775,000,000 term loan, which matures on April 30, 2020 (the "Term Loan due 2020"). The Term Loan due 2020 requires repayments of principal of 0.25% of the original principal amount, or $1,937,500, per quarter, with the remaining principal payable upon maturity. The term loan was issued at a 0.25% discount which will be amortized to interest expense over the term of the loan. The Company capitalized deferred financing costs of approximately $6,905,000 related to the issuance of the Revolving Credit Facility and approximately $2,201,000 related to the issuance of the Term Loan due 2020 during 2013. Concurrently with the Term Loan due 2020 borrowings on April 30, 2013, the Company redeemed all of the outstanding Term Loan due 2016 and the Term Loan due 2018 at a redemption price of 100% of the outstanding aggregate principal balance of $464,088,000 and $296,250,000, respectively, plus accrued and unpaid interest. The Company recorded a net gain of approximately $(130,000) in other expense (income), which consisted of the Term Loan due 2016 premium write-off, partially offset by the expense for the third-party costs incurred in connection with the repurchase of the Term Loan due 2016 and the Term Loan due 2018, during the nine months ended September 30, 2013. At September 30, 2013, the aggregate principal balance of the Term Loan due 2020 was $771,125,000 and there were no borrowings under the Revolving Credit Facility.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 13—CORPORATE BORROWINGS (Continued)

        Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company's option, either a base rate or LIBOR. The minimum rate for base rate borrowings is 1.75% and the minimum rate for LIBOR-based borrowings is 0.75%. The applicable margin for the Term loan due 2020 is 1.75% for base rate borrowings and 2.75% for LIBOR based loans. The applicable margin for the Revolving Credit Facility ranges from 1.25% to 1.5% for base rate borrowings and from 2.25% to 2.5% for LIBOR based borrowings. The Revolving Credit Facility also provides for an unused commitment fee of 0.50% per annum and for letter of credit fees of up to 0.25% per annum plus the applicable margin for LIBOR-based borrowings on the undrawn amount of the letter of credit. The applicable rate for borrowings under the Term Loan due 2020 at September 30, 2013 was 3.5% based on LIBOR (2.75% margin plus 0.75% minimum LIBOR rate). Prior to redemption, the applicable rate for borrowings under the Term Loan due 2016 at April 30, 2013 was 4.25% based on LIBOR (3.25% margin plus 1.00% minimum LIBOR rate) and the applicable rate for borrowings under the Term Loan due 2018 was 4.75% (3.75% margin plus 1.00% minimum LIBOR rate). The Company is obligated to repay $7,750,000 of the Term Loan due 2020 per annum through April 30, 2019, with any remaining balance due on April 30, 2020. The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans.

        The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the notes); pay dividends and distributions or repurchase their capital stock; create liens on assets; make investments; make acquisitions; engage in mergers or consolidations; engage in transactions with affiliates; amend constituent documents and material agreements governing subordinated indebtedness, including the Notes due 2020; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. In addition, the Senior Secured Credit Facility requires the Company and its subsidiaries to maintain, on the last day of each fiscal quarter, a net senior secured leverage ratio, as defined in the Senior Secured Credit Facility, of no more than 3.25 to 1 as long as the commitments under the Revolving Credit Facility remain outstanding. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of (i) a change in control, as defined in the Senior Secured Credit Facility, (ii) defaults under other indebtedness of the Company, any guarantor or any significant subsidiary having a principal amount of $25,000,000 or more, and (iii) one or more uninsured judgments against the Company, any guarantor, or any significant subsidiary for an aggregate amount exceeding $25,000,000 with respect to which enforcement proceedings are brought or a stay of enforcement is not in effect for any period of 60 consecutive days.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

        In addition to historical information, this Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act." The words "forecast," "estimate," "project," "intend," "expect," "should," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of AMC Entertainment Inc.," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

  •
  limited supply of motion pictures or delayed access to motion pictures;

  •
  level of motion picture production and performance of motion pictures in our markets;

  •
  risks and uncertainties relating to our significant indebtedness;

  •
  limitations on the availability of capital may prevent us from deploying strategic initiatives;

  •
  risks of financial losses may prevent us from meeting our payment obligations;

  •
  our ability to utilize net operating loss carryforwards to reduce our future tax liability;

  •
  increased competition in the geographic areas in which we operate;

  •
  increased use of alternative film delivery methods or other forms of entertainment;

  •
  shrinking video release windows;

  •
  certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities;

  •
  general political, social and economic conditions;

  •
  review by antitrust authorities in connection with acquisition opportunities;

  •
  dependence on key personnel for current and future performance;

  •
  optimizing our theatre circuit through construction and the transformation of our existing theatres may be subject to delay and unanticipated costs;

  •
  our ability to achieve expected benefits and performance from our strategic theatre acquisitions;

  •
  our ability to service our indebtedness or our ability to refinance our indebtedness on terms favorable to us;

  •
  failures or security breaches of our information systems;

  •
  our investment in and revenues from NCM may be negatively impacted by the competitive environment in which NCM operates;

  •
  risks relating to impairment losses and theatre and other closure charges;

  •
  risks relating to the incurrence of legal liability;

  •
  our ability to generate sufficient earnings and future taxable income in tax jurisdictions where we have recorded full valuation allowances; and

  •
  increased costs in order to comply with governmental regulation.

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

Overview

        We are one of the world's leading theatrical exhibition companies and an industry leader in innovation and operational excellence. Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs™ customer frequency membership program, rental of theatre auditoriums, breakage income from gift card and packaged tickets sales, on-line ticketing fees and arcade games located in theatre lobbies. As of September 30, 2013, we owned, operated or had interests in 343 theatres and 4,950 screens.

        During the nine months ended September 30, 2013, we opened three theatres with a total of 25 screens in the U.S., permanently closed 4 theatres with 29 screens in the U.S., and temporarily closed 300 screens and reopened 266 screens in the U.S. to implement our strategy and install consumer experience upgrades.

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

        Technical innovation has allowed us to enhance the consumer experience through premium formats such as IMAX, 3D and other large screen formats. When combined with our major markets' customer base, the operating flexibility of digital technology will enhance our capacity utilization and dynamic pricing capabilities. This enables us to achieve higher ticket prices for premium formats and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We will continue to broaden our content offerings and enhance the customer experience through the installation of additional IMAX and ETX (our proprietary large screen format) screens and the presentation of attractive alternative content as well as substantial upgrades to seating concepts.

        Food and beverage sales are our second largest source of revenue after box office admissions. Food and beverage items traditionally include popcorn, soft drinks, candy and hot dogs. Different varieties of food and beverage items are offered at our theatres based on preferences in the particular geographic region. Our traditional food and beverage strategy emphasizes prominent and appealing food and beverage counters designed for rapid service and efficiency, including a customer friendly self-serve experience. We design our theatres to have more food and beverage capacity to make it easier to serve larger numbers of customers. Strategic placement of large food and beverage stands within theatres increases their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the food and beverage stands.

        To address recent consumer trends, we are expanding our menu of premium food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently monetize attendance. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We have successfully implemented our dine-in theatre concepts at 11 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area. Starting in 2014, we plan to invest an average of $45,000,000 annually over the next five years to enhance food and beverage offerings across approximately 200 theatres. Consistent with previous experience, we expect landlords will contribute an average of $10,000,000 of capital annually to fund these projects.

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

        During the period from 1990 to 2012, the annual number of first-run films released by distributors in the United States ranged from a low of 370 in 1995 to a high of 677 in 2012, according to Motion Picture Association of America 2012 Theatrical Market Statistics and prior reports. The number of digital 3D films released annually increased to a high of 45 in 2011 from a low of 0 during this same time period.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions, substantial upgrades to seating concepts, expansion of food and beverage offerings, including dine-in theatres, and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of theatres. Typically, our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and premium seat design. Over the next five years starting in 2014, we intend to invest approximately $600,000,000 in recliner re-seat conversions. Consistent with previous experience, we expect landlords will contribute an average of $35,000,000 of capital annually to fund these projects.

        Recliner re-seats are the key feature of full theatre renovations. These exhaustive theatre renovations involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing 66% seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving, on average, an 84% increase in attendance at these locations. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests.

        As of September 30, 2013, we had 2,234 3D enabled screens, including ETX 3D enabled screens, and 136 IMAX 3D enabled screens; approximately 47.9% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 2.7% of our screens were IMAX 3D enabled screens. We are the largest IMAX exhibitor in the world with a 44% market share in the United States and each of our IMAX local installations is protected by geographic exclusivity.

        On April 1, 2011, we fully launched AMC Stubs, a customer frequency program, which allows members to earn rewards, including $10 for each $100 spent, redeemable on future purchases at AMC locations. The portion of the admissions and food and beverage revenues attributed to the rewards is deferred as a reduction of admissions and food and beverage revenues and is allocated between admissions and food and beverage revenues based on expected member redemptions. Rewards must be redeemed no later than 90 days from the date of issuance. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. Rewards not redeemed within 90 days are forfeited and recognized as admissions or food and beverage revenues. Progress rewards (member expenditures toward earned rewards) for expired memberships are forfeited upon expiration of the membership and recognized as admissions or food and beverage revenues. The program's annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

        The following tables reflect AMC Stubs activity during the Successor three month period and nine month period ended September 30, 2013:

			AMC Stubs Revenue for Three Months Ended September 30, 2013
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, June 30, 2013	$11,746	$14,899
Membership fees received	9,554	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	5,799	—	(5,799)	—
Food and beverage	—	13,231	—	—	(13,231)
Rewards redeemed:
Admissions	—	(5,497)	—	5,497	—
Food and beverage	—	(12,448)	—	—	12,448
Amortization of deferred revenue	(6,651)	—	6,651	—	—

For the period ended or balance as of September 30, 2013	$14,649	$15,984	$6,651	$(302)	$(783)

			AMC Stubs Revenue for Nine Months Ended September 30, 2013
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2012	$10,596	$15,819
Membership fees received	21,556	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	9,970	—	(9,970)	—
Food and beverage	—	28,517	—	—	(28,517)
Rewards redeemed:
Admissions	—	(11,756)	—	11,756	—
Food and beverage	—	(26,566)	—	—	26,566
Amortization of deferred revenue	(17,503)	—	17,503	—	—

For the period ended or balance as of September 30, 2013	$14,649	$15,984	$17,503	$1,786	$(1,951)

        The following tables reflect AMC Stubs activity for the pro forma thirteen week period and thirty-nine week period ended September 27, 2012:

			AMC Stubs Revenue for Thirteen Weeks Ended September 27, 2012
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, June 28, 2012	$13,556	$21,650
Membership fees received	4,076	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	291	—	(291)	—
Food and beverage	—	7,604	—	—	(7,604)
Rewards redeemed:
Admissions	—	(3,976)	—	3,976	—
Food and beverage	—	(8,026)	—	—	8,026
Amortization of deferred revenue	(6,111)	—	6,111	—	—

For the period ended or balance as of September 27, 2012	$11,521	$17,543	$6,111	$3,685	$422

			AMC Stubs Revenue for Thirty-nine Weeks Ended September 27, 2012
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 29, 2011	$12,222	$18,462
Membership fees received	17,576	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	7,674	—	(7,674)	—
Food and beverage	—	27,470	—	—	(27,470)
Rewards redeemed:
Admissions	—	(12,185)	—	12,185	—
Food and beverage	—	(23,878)	—	—	23,878
Amortization of deferred revenue	(18,277)	—	18,277	—	—

For the period ended or balance as of September 27, 2012	$11,521	$17,543	$18,277	$4,511	$(3,592)

Significant Events

        On April 30, 2013, we entered into a new $925,000,000 Senior Secured Credit Facility pursuant to which we borrowed term loans and used the proceeds to fund the redemption of both the Senior Secured Credit Facility Term Loan due 2016 (the "Term Loan due 2016") and the Senior Secured Credit Facility Term Loan due 2018 (the "Term Loan due 2018"). The Senior Secured Credit Facility is comprised of a $150,000,000 Revolving Credit Facility, which matures on April 30, 2018 (the "Revolving Credit Facility"), and a $775,000,000 term loan, which matures on April 30, 2020 (the "Term Loan due 2020"). The Term Loan due 2020 requires repayments of principal of 0.25% of the original principal amount, or $1,937,500, per quarter, with the remaining principal payable upon maturity. The Term Loan due 2020 was issued at a 0.25% discount which will be amortized to interest expense over the term of the loan. We capitalized deferred financing costs of approximately $6,905,000 related to the issuance of the Revolving Credit Facility and approximately $2,201,000 related to the issuance of the Term Loan due 2020 during 2013. Concurrently with the Term Loan due 2020 borrowings on April 30, 2013, we redeemed all of the outstanding Term Loan due 2016 and the Term Loan due 2018 at a redemption price of 100% of the outstanding aggregate principal balance of $464,088,000 and $296,250,000, respectively, plus accrued and unpaid interest. We recorded a net gain of approximately $(130,000) in other expense (income) due to the Term Loan due 2016 premium write-off and the expense for the third-party costs in connection with the repurchase of the Term Loan due 2016 and the Term Loan due 2018 during the nine months ended September 30, 2013. See Note 13—Corporate Borrowings of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for additional information concerning the Senior Secured Credit Facility.

        In December 2012, we completed the acquisition of 4 theatres and 61 screens from Rave Reviews Cinemas, LLC and 6 theatres and 95 screens from Rave Digital Media, LLC, (and together "Rave theatres"). The purchase price for the Rave theatres, paid in cash, was $88,683,000, net of cash acquired, and is subject to working capital and other purchase price adjustments. Approximately $881,000 of the total purchase price was paid during the nine months ended September 30, 2013. For additional information about this acquisition, see Note 3—Acquisition of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof.

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

        In July and August of 2012, we sold 6 and closed 1 of our 8 theatres located in Canada. One theatre with 20 screens was closed prior to the end of the lease term and we made a payment to the landlord of $7,562,000 to terminate this lease. Two theatres with 48 screens were sold under an asset purchase agreement to Empire Theatres Limited and 4 theatres with 86 screens were sold under a share purchase agreement to Cineplex, Inc. In July of 2012, the total net proceeds we received from these sales were approximately $1,472,000, and are subject to purchase price adjustments. The operations of these 7 theatres have been eliminated from our ongoing operations. We do not have any significant continuing involvement in the operations of these 7 theatres after the dispositions. During August of 2012, we sold one theatre in the UK with 12 screens. Proceeds from this sale were $395,000 and are subject to working capital and other purchase price adjustments as described in the sales agreement. The results of operations of these 8 theatres have been classified as discontinued operations. We are in discussions with the landlords regarding the ongoing operations at the remaining theatre located in Canada and the remaining theatre located in the UK. In July of 2012, we recorded gains, net of lease termination expense, on the sales of these theatres of $39,382,000, which were included in discontinued operations, and reflect the write off of long-term lease liabilities extinguished in connection with the sales and closure. During the nine months ended September 30, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The sales price adjustment was related to tax attributes of the theatres sold in Canada which were not determinable or probable of collection at the date of the sale. We completed our tax returns, for periods prior to the date of sale, during the six months ended June 30, 2013 at which time the buyer was able to determine amounts due pursuant to the sales price adjustment and remit them to us. We recorded the additional gain on sale following the guidance for gain contingencies in ASC 450-30-25-1 when the gains were realizable.

        On July 2, 2012, we entered into a waiver and fourth amendment to our former senior secured credit facility dated as of January 26, 2006 to, among, other things: (i) waive a certain specified default that would otherwise occur upon the change of control effected by the Merger, (ii) permit us to change our fiscal year after completion of the Merger, (iii) reflect the change in ownership going forward by restating the definition of "Permitted Holder" to include only Wanda and its affiliates under the former senior secured credit facility in connection with the Merger, (iv) provide for a minimum LIBOR percentage of 1.00%, from, and only after, the completion of the Merger, to the Term Loan due 2016, and (v) provide for an interest rate of LIBOR plus 375 basis points to the Term Loan due 2018, from and only after, the completion of the Merger. At December 31, 2012, the interest rates for borrowings under the Term Loan due 2016 was 4.25%, which was based on LIBOR plus 3.25% and was subject to a 1.00% minimum LIBOR rate with respect to LIBOR borrowings, and the interest rates for borrowings under the Term Loan due 2018 was 4.75%, which was based on LIBOR plus 3.75% and was subject to a 1.00% minimum LIBOR rate with respect to LIBOR borrowings.

        On June 22, 2012, we announced we had received the requisite consents from holders of each of our 8.75% Senior Notes due 2019 (the "Notes due 2019") and our 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020", and collectively with the Notes due 2019, the "Notes") for (i) a waiver of the requirement for it to comply with the "change of control" covenant in each of the Indenture governing the Notes due 2019 and the Indenture governing the Notes due 2020 (collectively the "Indentures") in connection with the Merger (the "Waivers"), including its obligation to make a "change of control offer" in connection with the Merger with respect to each series of Notes, and (ii) certain amendments to the Indentures to reflect the change in ownership going forward by adding Wanda and its affiliates to the definition of "Permitted Holder" under each of the Indentures. We entered into supplemental indentures to give effect to the Waivers and certain amendments to the Indentures, which became operative upon payment of the applicable consent fee immediately prior to the closing of the Merger. The holders of each of the Notes due 2019 and Notes due 2020 who validly consented to the Waiver and the proposed amendments received a consent fee of $2.50 per $1,000 principal amount at the closing date of the Merger. Our accounting policy for any cost triggered by the consummation of the Merger was to recognize the cost when the Merger was consummated. Accordingly, these consent fees have not been recorded in the Consolidated Statement of Operations for the Predecessor period since that statement depicts the results of operations just prior to consummation of the transaction. In addition, since the Successor period reflects the effects of push-down accounting, these costs have also not been recorded as an expense in the Successor period. However, the costs were reflected in the purchase accounting adjustments which were applied in arriving at the opening balances of the Successor.

        On April 6, 2012, we redeemed $51,035,000 aggregate principal amount of our Notes due 2014 pursuant to a cash tender offer at a price of $1,000 per $1,000 principal amount. We used the net proceeds from the issuance of the Term Loan due 2018, which was borrowed on February 22, 2012, to pay for the consideration of the cash tender offer plus accrued and unpaid interest on the principal amount of the Notes due 2014. On August 30, 2012, prior to the consummation of the Merger, we issued a call notice for our remaining outstanding Notes due 2014 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. On August 30, 2012, we irrevocably deposited $141,027,000 plus accrued and unpaid interest to September 1, 2012 with a trustee to satisfy and to discharge our obligations under the Notes due 2014 and the indenture. We recorded a loss on redemption of $1,297,000 prior to the Merger in other expense (income) related to the extinguishment of the Notes due 2014.

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

        On February 22, 2012, we entered into an incremental amendment to our former Senior Secured Credit Facility pursuant to which we borrowed the Term Loan due 2018, the proceeds of which, together with cash on hand, were used to fund the cash tender offer and redemption of the Notes due 2014 and to repay our existing Term Loan due 2013. The Term Loan due 2018 was issued under the former Senior Secured Credit Facility for $300,000,000 aggregate principal amount and net proceeds received were $297,000,000. The Term Loan due 2018 required repayments of principal of 1% per annum and the remaining principal payable upon maturity on February 22, 2018. The Term Loan due 2018 bore interest at 4.25% as of June 28, 2012, which was based on LIBOR plus 3.25% and subject to a 1.00% minimum LIBOR rate. On February 22, 2012, we redeemed the outstanding Term Loan due 2013 at a redemption price of 100% of the then outstanding aggregate principal balance of $140,657,000. The Term Loan due 2013 bore interest at 2.0205% on February 22, 2012, which was based on LIBOR plus 1.75%. We recorded a loss on extinguishment of the Term Loan due 2013 of $383,000, during the period December 30, 2011 through August 30, 2012.

        On February 7, 2012, we launched a cash tender offer to purchase up to $160,000,000 aggregate principal amount of our outstanding $300,000,000 aggregate principal amount of 8% Senior Subordinated Notes due 2014 ("Notes due 2014"). On February 21, 2012, holders of $108,955,000 aggregate principal amount of our Notes due 2014 tendered pursuant to the cash tender offer. On February 22, 2012, we accepted for purchase $58,063,000 aggregate principal amount for total consideration equal to (i) $972.50 per $1,000 in principal amount of notes validly tendered plus (ii) $30 per $1,000 in principal amount of the notes validly tendered. On March 7, 2012, we accepted for purchase the remaining $50,892,000 aggregate principal amount of our Notes due 2014 tendered on February 21, 2012 for total consideration equal to (i) $972.50 per $1,000 in principal amount of notes validly tendered plus (ii) $30 per $1,000 in principal amount of the notes validly tendered. We also accepted $10,000 aggregate principal amount of Notes due 2014 tendered after February 21, 2012 for total consideration equal to $972.50 per $1,000 in principal amount of the notes validly tendered. We recorded a loss on extinguishment of $1,937,000 related to the cash tender offer and redeemed our Notes due 2014 during the period December 30, 2011 through August 30, 2012. On March 7, 2012, we announced our intent to redeem $51,035,000 aggregate principal amount of Notes due 2014 at a price of $1,000 per $1,000 principal amount such that an aggregate of $160,000,000 of Notes due 2014 would be retired through the tender offer and redemption. On April 6, 2012, we completed the redemption of $51,035,000 aggregate principal amount of Notes due 2014 at a redemption price of 100% of the principal amount plus accrued and unpaid interest.

        During the third quarter of 2013, our Parent filed a registration statement for an initial public offering of its common stock (the "IPO"). If the IPO is complete, Parent intends to use the net proceeds for general corporate purposes, which may include, among other things, capital expenditures and retirement of outstanding indebtedness, which may include our Notes due 2019. However, Parent has not made a definitive determination as to how to allocate these proceeds among these and other possible general corporate purposes and Parent does not anticipate doing so prior to the completion of the IPO. Parent may apply the proceeds of the offering to uses that do not improve our operating results or increase the value of our Company. No assurance can be given as to when the IPO will be completed, if ever.

Deferred Tax Asset Valuation Allowance

        If, in the future, we generate sufficient earnings in the United States federal and state tax jurisdictions where we have recorded valuation allowances, our conclusion regarding the need for a valuation allowance in these tax jurisdictions could change. If this were to occur, we could have a reduction of some or a significant portion of our recorded valuation allowance in the near term, which would reduce our income tax provision and therefore increase our net earnings. This determination would be dependent on a number of factors which would include, but not be limited to, our expectation of future taxable income.

Operating Results

        As a result of the August 30, 2012 Merger described above, our Predecessor does not have financial results for the period June 29, 2012 through September 27, 2012 and the period December 30, 2011 through September 27, 2012. We have prepared separate discussion and analysis of our consolidated operating results for the period August 31, 2012 through September 27, 2012 (Successor), the period June 29, 2012 through August 30, 2012 (Predecessor), and the period December 30, 2011 through August 30, 2012 (Predecessor). Also, in order to present Management's Discussion and Analysis in a way that offers investors a meaningful period to period comparison, we have presented the unaudited pro forma financial information below, which sets forth our historical statements of operations for the periods indicated and gives effect to the Merger as if "push down" accounting had been applied as of December 30, 2011. Such information is presented for comparative purposes to the Consolidated Statements of Operations only and does not purport to represent what our results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

Operating Results for the Historical Periods

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

	Three Months Ended (unaudited)			Nine Months Ended (unaudited)
	Three Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	June 29, 2012 through August 30, 2012	Nine Months Ended September 30, 2013	From Inception August 31, 2012 through September 27, 2012	December 30, 2011 through August 30, 2012
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Revenues
Admissions	$466,988	$76,356	$364,449	$1,365,178	$76,356	$1,241,857
Food and beverage	201,612	32,365	153,580	589,026	32,365	513,729
Other theatre	27,384	5,785	17,672	82,247	5,785	86,929

Total revenues	695,984	114,506	535,701	2,036,451	114,506	1,842,515

Operating costs and expenses
Film exhibition costs	242,006	34,659	193,812	718,725	34,659	657,730
Food and beverage costs	26,284	4,778	20,727	80,032	4,778	69,946
Operating expense	182,630	46,059	126,599	534,059	46,059	468,680
Rent	111,865	33,493	77,040	339,213	33,493	299,805
General and administrative:
Merger, acquisition and transaction costs	299	504	169	1,952	504	1,615
Management fee	—	—	1,250	—	—	3,750
Other	26,450	7,269	11,699	59,797	7,269	42,736
Depreciation and amortization	48,603	16,602	32,637	147,435	16,602	137,818
Impairment of long-lived assets	—	—	—	—	—	285

Operating costs and expenses	638,137	143,364	463,933	1,881,213	143,364	1,682,365

Operating income (loss)	57,847	(28,858)	71,768	155,238	(28,858)	160,150
Other expense (income)
Other (income) expense	110	49	839	(184)	49	1,985
Interest expense:
Corporate borrowings	32,221	10,241	27,855	97,704	10,241	108,994
Capital and financing lease obligations	2,606	442	972	7,914	442	3,878
Equity in (earnings) losses of non-consolidated entities	(14,323)	3,378	1,208	(38,143)	3,378	(18,240)
Investment income	(69)	(1)	(15)	(3,406)	(1)	(66)

Total other expense	20,545	14,109	30,859	63,885	14,109	96,551

Earnings (loss) from continuing operations before income taxes	37,302	(42,967)	40,909	91,353	(42,967)	63,599
Income tax provision	3,430	100	2,100	10,860	100	3,005

Earnings (loss) from continuing operations	33,872	(43,067)	38,809	80,493	(43,067)	60,594
Earnings (loss) from discontinued operations, net of income taxes	(407)	24	37,407	4,290	24	34,533

Net earnings (loss)	$33,465	$(43,043)	$76,216	$84,783	$(43,043)	$95,127

Results of Operations—For the Period August 31, 2012 through September 27, 2012 (Successor)

        Revenues.    Total revenues were $114,506,000 during the period August 31, 2012 through September 27, 2012. Revenues consisted of (i) admission revenues of $76,356,000, or 66.7% of total revenues, (ii) food and beverage revenues of $32,365,000, or 28.3% of total revenues, and (iii) other theatre revenues of $5,785,000, or 5.0% of total revenues. Other theatre revenues were driven by advertising revenues, AMC Stubs membership fees earned, and theatre rentals. Attendance at our theatres was 8,249,000 patrons during this period.

        Operating costs and expenses.    Operating costs and expenses were $143,364,000 during the period August 31, 2012 through September 27, 2012. Film exhibition costs were $34,659,000, or 45.4% of admission revenues, and food and beverage costs were $4,778,000, or 14.8% of food and beverage revenues, during the period August 31, 2012 through September 27, 2012. As a percentage of revenues, operating expense was 40.2% during the period August 31, 2012 through September 27, 2012. Rent expense was $33,493,000 during the period August 31, 2012 through September 27, 2012.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $504,000, during the period August 31, 2012 through September 27, 2012, primarily due to the Merger.

        Management fees.    Management fees were $0 during the period August 31, 2012 through September 27, 2012. Management fees ceased subsequent to the Merger.

        Other.    Other general and administrative expense was $7,269,000 during the period August 31, 2012 through September 27, 2012.

        Depreciation and amortization.    Depreciation and amortization was $16,602,000 during the period August 31, 2012 through September 27, 2012.

        Other expense.    Other expense was $49,000 during the period August 31, 2012 through September 27, 2012.

        Interest expense.    Interest expense was $10,683,000 during the period August 31, 2012 through September 27, 2012.

        Equity in losses of non-consolidated entities.    Equity in losses of non-consolidated entities were $3,378,000 during the period August 31, 2012 through September 27, 2012 and was primarily due to equity in losses from Open Road Releasing, LLC of $3,933,000. See Note 4—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Investment income.    Investment income was $1,000 during the period August 31, 2012 through September 27, 2012.

        Income tax provision.    The income tax provision from continuing operations was $100,000 for the period August 31, 2012 through September 27, 2012. See Note 7—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Earnings from discontinued operations, net.    In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. In addition, on December 29, 2008, we sold our Cinemex operations in Mexico, including 44 theatres and 493 screens. The results of operations of the 7 Canada theatres, the one UK theatre, and the Cinemex theatres have been classified as discontinued operations for all periods presented.

        Net loss.    Net loss was $43,043,000 for the period August 31, 2012 through September 27, 2012.

Results of Operations—For the Period June 29, 2012 through August 30, 2012 (Predecessor)

        Revenues.    Total revenues were $535,701,000 during the period June 29, 2012 through August 30, 2012. Revenues consisted of (i) admission revenues of $153,580,000, or 68.0% of total revenues, (ii) food and beverage revenues of $153,580,000, or 28.7% of total revenues, and (iii) other theatre revenues of $17,672,000, or 3.3% of total revenues. Attendance at our theatres was 40,704,000 patrons during this period.

        Operating costs and expenses.    Operating costs and expenses were $463,933,000 during the period June 29, 2012 through August 30, 2012. Film exhibition costs were $193,812,000, or 53.2% of admission revenues, and food and beverage costs were $20,727,000, or 13.5% of food and beverage revenues, during the period June 29, 2012 through August 30, 2012. As a percentage of revenues, operating expense was 23.6% during the period June 29, 2012 through August 30, 2012. Rent expense was $77,040,000 during the period June 29, 2012 through August 30, 2012.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $169,000, during the period June 29, 2012 through August 30, 2012, primarily due to the Merger.

        Management fees.    Management fees were $1,250,000 during the period June 29, 2012 through August 30, 2012. Management fees of $1,250,000 were paid quarterly, in advance, to the former sponsors in exchange for consulting and other services through the date of the Merger.

        Other.    Other general and administrative expense was $11,699,000 during the period June 29, 2012 through August 30, 2012.

        Depreciation and amortization.    Depreciation and amortization was $32,637,000 during the period June 29, 2012 through August 30, 2012.

        Other expense.    Other expense of $839,000 was comprised of expenses related to the redemption of our Notes due 2014 of $1,297,000, partially offset by business interruption insurance recoveries and other income of $458,000, during the period June 29, 2012 through August 30, 2012.

        Interest expense.    Interest expense was $28,827,000 during the period June 29, 2012 through August 30, 2012.

        Equity in losses of non-consolidated entities.    Equity in losses of non-consolidated entities were $1,208,000 during the period June 29, 2012 through August 30, 2012 and was primarily due to equity in losses from Open Road Releasing, LLC of $10,616,000, partially offset by equity in earnings from NCM of $7,027,000. See Note 4—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Investment income.    Investment income was $15,000 during the period June 29, 2012 through August 30, 2012.

        Income tax provision.    The income tax provision from continuing operations was $2,100,000 for the period June 29, 2012 through August 30, 2012. See Note 7—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Earnings from discontinued operations, net.    In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. In addition, on December 29, 2008, we sold our Cinemex operations in Mexico, including 44 theatres and 493 screens. The results of operations of the 7 Canada theatres, the one UK theatre, and the Cinemex theatres have been classified as discontinued operations for all periods presented. Gains, net of lease termination expense, on the sales and closure of these theatres of $39,382,000 were included in discontinued operations during the period June 29, 2012 through August 30, 2012.

        Net earnings.    Net earnings of $76,216,000 were driven by attendance and earnings from discontinued operations, for the period June 29, 2012 through August 30, 2012.

Results of Operations—For the Period December 30, 2011 through August 30, 2012 (Predecessor)

        Revenues.    Total revenues were $1,842,515,000 during the period December 30, 2011 through August 30, 2012. Revenues consisted of (i) admission revenues of $1,241,857,000, or 67.4% of total revenues, (ii) food and beverage revenues of $513,729,000, or 27.9% of total revenues, and (iii) other theatre revenues of $86,929,000, or 4.7% of total revenues. Attendance at our theatres was 138,699,000 patrons during this period.

        Operating costs and expenses.    Operating costs and expenses were $1,682,365,000 during the period December 30, 2011 through August 30, 2012. Film exhibition costs were $657,730,000, or 53.0% of admission revenues, and food and beverage costs were $69,946,000, or 13.6% of food and beverage revenues, during the period December 30, 2011 through August 30, 2012. As a percentage of revenues, operating expense was 25.4% during the period December 30, 2011 through August 30, 2012. Rent expense was $299,805,000 during the period December 30, 2011 through August 30, 2012.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $1,615,000, during the period December 30, 2011 through August 30, 2012, primarily due to the Merger.

        Management fees.    Management fees were $3,750,000 during the period December 30, 2011 through August 30, 2012. Management fees of $1,250,000 were paid quarterly, in advance, to the former sponsors in exchange for consulting and other services through the date of the Merger.

        Other.    Other general and administrative expense was $42,736,000 during the period December 30, 2011 through August 30, 2012.

        Depreciation and amortization.    Depreciation and amortization was $137,818,000 during the period December 30, 2011 through August 30, 2012.

        Impairment of long-lived assets.    During the period December 30, 2011 through August 30, 2012, we recognized an impairment loss of $285,000 on three theatres with 33 screens (in Arkansas, Maryland and Utah), which was related to property, net.

        Other expense.    Other expense of $1,985,000 was comprised of expenses related to the redemption of our Notes due 2014 of $1,937,000 and expenses related to the redemption and modification of our former Senior Secured Credit Facility of $383,000, partially offset by business interruption insurance recoveries and other income of $335,000, during the period December 30, 2011 through August 30, 2012.

        Interest expense.    Interest expense was $112,872,000 during the period December 30, 2011 through August 30, 2012.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $18,240,000 during the period December 30, 2011 through August 30, 2012 and was primarily due to equity in earnings from NCM of $16,560,000 and DCIP of $7,079,000, partially offset by equity in losses from Open Road Releasing, LLC of $6,676,000. See Note 4—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Investment income.    Investment income was $66,000 during the period December 30, 2011 through August 30, 2012.

        Income tax provision.    The income tax provision from continuing operations was $3,005,000 for the period December 30, 2011 through August 30, 2012. See Note 7—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Earnings from discontinued operations, net.    In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. In addition, on December 29, 2008, we sold our Cinemex operations in Mexico, including 44 theatres and 493 screens. The results of operations of the 7 Canada theatres, the one UK theatre, and the Cinemex theatres have been classified as discontinued operations for all periods presented. Gains, net of lease termination expense, on the sales and closure of these theatres of $39,382,000 were included in discontinued operations during the period December 30, 2011 through August 30, 2012.

        Net earnings.    Net earnings of $95,127,000 were driven by attendance and earnings from discontinued operations, for the period December 30, 2011 through August 30, 2012.

Operating Results in Comparison to the Unaudited Pro Forma Periods ended September 27, 2012

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

(In thousands)	(Unaudited) Three Months Ended September 30, 2013	(Unaudited) Pro forma Thirteen Weeks Ended September 27, 2012	% Change	(Unaudited) Nine Months Ended September 30, 2013	(Unaudited) Pro forma Thirty-nine Weeks Ended September 27, 2012	% Change
	(Successor)			(Successor)
Revenues
Theatrical exhibition
Admissions	$466,988	$440,805	5.9%	$1,365,178	$1,318,213	3.6%
Food and beverage	201,612	185,945	8.4%	589,026	546,094	7.9%
Other theatre	27,384	22,818	20.0%	82,247	69,139	19.0%

Total revenues	$695,984	$649,568	7.1%	$2,036,451	$1,933,446	5.3%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$242,006	$228,471	5.9%	$718,725	$692,389	3.8%
Food and beverage costs	26,284	25,505	3.1%	80,032	74,724	7.1%
Operating expense	182,630	173,411	5.3%	534,059	516,810	3.3%
Rent	111,865	110,138	1.6%	339,213	332,112	2.1%
General and administrative expense:
Merger, acquisition and transaction costs	299	673	-55.6%	1,952	2,119	-7.9%
Other	26,450	18,747	41.1%	59,797	49,781	20.1%
Depreciation and amortization	48,603	48,373	0.5%	147,435	150,537	-2.1%
Impairment of long-lived assets	—	—	—%	—	285	-100.0%

Operating costs and expenses	638,137	605,318	5.4%	1,881,213	1,818,757	3.4%

Operating income	57,847	44,250	30.7%	155,238	114,689	35.4%
Other expense (income)
Other expense (income)	110	888	-87.6%	(184)	2,034	* %
Interest expense:
Corporate borrowings	32,221	34,505	-6.6%	97,704	106,254	-8.0%
Capital and financing lease obligations	2,606	1,414	84.3%	7,914	4,320	83.2%
Equity in (earnings) losses of non-consolidated entities	(14,323)	2,456	* %	(38,143)	(7,161)	* %
Investment (income) expense	(69)	193	* %	(3,406)	(3,389)	-0.5%

Total other expense	20,545	39,456	-47.9%	63,885	102,058	-37.4%

Earnings from continuing operations before income taxes	37,302	4,794	* %	91,353	12,631	* %
Income tax provision	3,430	5,300	-35.3%	10,860	8,500	27.8%

Earnings (loss) from continuing operations	$33,872	$(506)	* %	$80,493	$4,131	* %

*
Percentage change in excess of 100%

	Three Months Ended September 30, 2013	Pro forma Thirteen Weeks Ended September 27, 2012	Nine Months Ended September 30, 2013	Pro forma Thirty-nine Weeks Ended September 27, 2012
	(Successor)		(Successor)
Operating Data—Continuing Operations:
Screens acquisitions	—	—	25	—
Screen closures	—	30	29	60
Construction openings (closures), net	13	(3)	(34)	(32)
Average screens—continuing operations(1)	4,858	4,722	4,856	4,749
Number of screens operated			4,950	4,790
Number of theatres operated			343	332
Screens per theatre			14.4	14.4
Attendance (in thousands)—continuing operations(1)	51,893	48,953	148,870	146,948

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

Reconciliation of Adjusted EBITDA
(unaudited)

(In thousands)	Three Months Ended September 30, 2013	Pro forma Thirteen Weeks Ended September 27, 2012	Nine Months Ended September 30, 2013	Pro forma Thirty-nine Weeks Ended September 27, 2012
	(Successor)		(Successor)
Earnings (loss) from continuing operations	$33,872	$(506)	$80,493	$4,131
Plus:
Income tax provision	3,430	5,300	10,860	8,500
Interest expense	34,827	35,919	105,618	110,574
Depreciation and amortization	48,603	48,373	147,435	150,537
Impairment of long-lived assets	—	—	—	285
Certain operating expenses(1)	3,365	4,280	9,719	12,356
Equity in (earnings) losses of non-consolidated entities	(14,323)	2,456	(38,143)	(7,161)
Cash distributions from non-consolidated entities(2)	8,221	6,584	20,800	19,610
Investment (income) expense	(69)	193	(3,406)	(3,389)
Other expense (income)(3)	110	1,225	(130)	2,371
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	299	673	1,952	2,119
Stock-based compensation expense	—	339	—	1,321

Adjusted EBITDA(2)	$118,335	$104,836	$335,198	$301,254

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

(3)
Other expense (income) for both the nine months ended September 30, 2013 was due to a net gain of approximately $(130,000), which consisted of the Term Loan due 2016 premium write-off, partially offset by the expense for the third party costs in connection with the repurchase of the Term Loan due 2016 and the Term Loan due 2018. Other expense (income) for the thirty-nine weeks ended September 27, 2012 was primarily due to expenses on extinguishment of indebtedness related to the redemption of our Notes due 2014 of $1,937,000 and expenses related to the redemption and modification of the former Senior Secured Credit Facility of $383,000.

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

  •
  excludes income tax payments that represent a reduction in cash available to us; and

  •
  does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future.

Three Months Ended September 30, 2013 and Pro forma Thirteen Weeks Ended September 27, 2012

        Revenues.    Total revenues increased 7.1%, or $46,416,000, during the three months ended September 30, 2013 compared to the pro forma thirteen weeks ended September 27, 2012. Admissions revenues increased 5.9%, or $26,183,000, during the three months ended September 30, 2013 compared to the pro forma thirteen weeks ended September 27, 2012, primarily due to a 6.0% increase in attendance. Total admissions revenues were reduced by deferrals, net of rewards redeemed, of $302,000 during the three months ended September 30, 2013 related to rewards accumulated under AMC Stubs due to an increase in members compared to an increase in admissions revenues of $3,685,000 during the pro forma thirteen weeks ended September 27, 2012 for rewards redeemed, net of deferrals. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards. Admissions revenues at comparable theatres (theatres opened on or before the third quarter of 2012 and before giving effect to the net deferral of admissions revenues due to the AMC Stubs customer frequency program) increased 4.0%, or $17,465,000, during the three months ended September 30, 2013 compared to the pro forma thirteen weeks ended September 27, 2012, primarily due to the 2.9% increase in attendance and 1.1% increase in average ticket prices. Food and beverage revenues increased 8.4%, or $15,667,000, during the three months ended September 30, 2013 compared to the pro forma thirteen weeks ended September 27, 2012, primarily due to the increase in attendance and a 2.4% increase in average food and beverage per patron. The increase in food and beverage per patron reflects food and beverage price increases and the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were reduced by deferrals, net of rewards redeemed, of $783,000 during the three months ended September 30, 2013 related to rewards accumulated under AMC Stubs due to an increase in members compared to an increase in food and beverage revenues of $422,000 during the pro forma thirteen weeks ended September 27, 2012 for rewards redeemed, net of deferrals. Other theatre revenues increased 20.0%, or $4,566,000, during the three months ended September 30, 2013 compared to the pro forma thirteen weeks ended September 27, 2012, primarily due to increases in advertising revenues, gift card breakage income, internet ticket fees, and AMC Stub membership fees earned.

        Operating costs and expenses.    Operating costs and expenses increased 5.4%, or $32,819,000, during the three months ended September 30, 2013 compared to the pro forma thirteen weeks ended September 27, 2012. Film exhibition costs increased 5.9%, or $13,535,000, during the three months ended September 30, 2013 compared to the pro forma thirteen weeks ended September 27, 2012, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 51.8% in both the current period and the pro forma prior period. Food and beverage costs increased 3.1%, or $779,000, during the three months ended September 30, 2013 compared to the pro forma thirteen weeks ended September 27, 2012 due to the increase in food and beverage revenues, partially offset by a decrease in food and beverage costs as a percentage of food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 13.0% in the current period compared with 13.7% in the pro forma prior period. As a percentage of revenues, operating expense was 26.2% in the current period as compared to 26.7% in the pro forma prior period, primarily due to increases in revenues. Rent expense increased 1.6%, or $1,727,000, during the three months ended September 30, 2013 compared to the pro forma thirteen weeks ended September 27, 2012, primarily from increases in number of theatres operated due primarily to acquisitions.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $299,000 during the three months ended September 30, 2013 compared to $673,000 during the pro forma thirteen weeks ended September 27, 2012, primarily due to a decrease in legal fees and professional and consulting costs related to the Merger.

        Other.    Other general and administrative expense increased 41.1%, or $7,703,000, during the three months ended September 30, 2013 compared to the pro forma thirteen weeks ended September 27, 2012, due primarily to increases in expenses for annual and long-term incentive compensation expense related to improvements in earnings from continuing operations, legal costs, and salaries, partially offset by decreases in net periodic benefit costs and the discontinuance of stock-based compensation expense subsequent to the Merger.

        Depreciation and amortization.    Depreciation and amortization was essentially unchanged during the three months ended September 30, 2013 compared to the pro forma thirteen weeks ended September 27, 2012 of $48,603,000 and $48,373,000, respectively.

        Other expense (income).    Other expense (income) was $110,000 during the three months ended September 30, 2013 compared to $888,000 during the pro forma thirteen weeks ended September 27, 2012. During the pro forma thirteen weeks ended September 27, 2012, other expense (income) was primarily due to expenses on extinguishment of indebtedness related to the redemption of our Notes due 2014 of $1,297,000, partially offset by insurance recoveries and other income.

        Interest expense.    Interest expense decreased 3.0%, or $1,092,000, for the three months ended September 30, 2013 compared to the pro forma thirteen weeks ended September 27, 2012, primarily due to the redemptions of the Notes due 2014, the Term Loan due 2016, and the Term Loan due 2018, partially offset by increases in indebtedness and the related interest expense due to the issuance of our Term Loan due 2020 and increases in capital and financing lease obligations and the related interest expense from the Rave acquisition.

        Equity in (earnings) losses of non-consolidated entities.    Equity in earnings of non-consolidated entities were $14,323,000 in the current period compared to equity in losses of non-consolidated entities of $2,456,000 in the prior period. The increase in equity in earnings of non-consolidated entities was primarily due to increases in equity in earnings from Open Road Releasing, LLC and DCIP. The increase in equity in earnings from Open Road Releasing, LLC was primarily due to increases in non-theatrical related revenues, such as home entertainment and video on demand, that do not have promotional expenses as large as those which are typically associated with theatrical revenues. Cash distributions from non-consolidated entities were $8,221,000 during the current period and $6,584,000 during the pro forma thirteen weeks ended September 27, 2012. See Note 4—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Investment (income) expense.    Investment (income) expense was $(69,000) for the three months ended September 30, 2013 compared to $193,000 for the pro forma thirteen weeks ended September 27, 2012.

        Income tax provision.    The income tax provision from continuing operations was $3,430,000 for the three months ended September 30, 2013 and $5,300,000 for the pro forma thirteen weeks ended September 27, 2012.See Note 7—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Earnings (loss) from continuing operations.    Earnings (loss) from continuing operations were $33,872,000 and $(506,000) for the three months ended September 30, 2013 and pro forma thirteen weeks ended September 27, 2012, respectively. Net earnings during the three months ended September 30, 2013 compared to the pro forma thirteen weeks ended September 27, 2012 were positively impacted by the increase in attendance, the increase in average food and beverage per patron, and the increase in equity in earnings of non-consolidated entities. Net earnings were negatively impacted by the increase in the general and administrative: other expense.

Nine Months Ended September 30, 2013 and Pro forma Thirty-nine Weeks Ended September 27, 2012

        Revenues.    Total revenues increased 5.3%, or $103,005,000, during the nine months ended September 30, 2013 compared to the pro forma thirty-nine weeks ended September 27, 2012. Admissions revenues increased 3.6%, or $46,965,000, during the nine months ended September 30, 2013 compared to the pro forma thirty-nine weeks ended September 27, 2012, primarily due to a 2.2% increase in average ticket prices and a 1.3% increase in attendance. The increase in average ticket price was primarily due to the increase in ticket prices and attendance for standard 2D film, partially offset by the impact of the decrease in net recognition of admissions revenues related to AMC Stubs. Total admissions revenues were increased by rewards redeemed, net of deferrals, of $1,786,000 during the nine months ended September 30, 2013 related to rewards accumulated under AMC Stubs compared to $4,511,000 during the pro forma thirty-nine weeks ended September 27, 2012. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of 2012 and before giving effect to the net recognition of admissions revenues due to the AMC Stubs customer frequency program) increased 1.0%, or $12,580,000, during the nine months ended September 30, 2013 compared to the pro forma thirty-nine weeks ended September 27, 2012, due to the 2.8% increase in average ticket prices, partially offset by the 1.0% decrease in attendance. Food and beverage revenues increased 7.9%, or $42,932,000, during the nine months ended September 30, 2013 compared to the pro forma thirty-nine weeks ended September 27, 2012, due to a 6.5% increase in average food and beverage per patron, the increase in attendance, and the decrease in rewards deferred, net of redemptions, of food and beverage revenues related to the AMC Stubs customer frequency program. The increase in food and beverage per patron reflects food and beverage price increases, the contribution of our food and beverage strategic initiatives, and the impact of the decrease in rewards deferred, net of redemptions, of food and beverage revenues related to AMC Stubs. Total food and beverage revenues were reduced by a net amount of $1,951,000 and $3,592,000 during the nine months ended September 30, 2013 and the pro forma thirty-nine weeks ended September 27, 2012, respectively, related to rewards accumulated under AMC Stubs and deferred to be recognized in future periods upon redemption or expiration of customer rewards. Other theatre revenues increased 19.0%, or $13,108,000, during the nine months ended September 30, 2013 compared to the pro forma thirty-nine weeks ended September 27, 2012, primarily due to increases in advertising revenues, gift card breakage income, internet ticket fees, and theatre rentals.

        Operating costs and expenses.    Operating costs and expenses increased 3.4%, or $62,456,000, during the nine months ended September 30, 2013 compared to the pro forma thirty-nine weeks ended

September 27, 2012. Film exhibition costs increased 3.8%, or $26,336,000, during the nine months ended September 30, 2013 compared to the pro forma thirty-nine weeks ended September 27, 2012, primarily due to the increase in admissions revenues and the increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 52.6% in the current period and 52.5% in the prior period. Food and beverage costs increased 7.1%, or $5,308,000, during the nine months ended September 30, 2013 compared to the pro forma thirty-nine weeks ended September 27, 2012 due to the increase in food and beverage revenues, partially offset by the decrease in food and beverage costs as a percentage of food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 13.6% in the current period compared with 13.7% in the prior period. As a percentage of revenues, operating expense was 26.2% in the current period as compared to 26.7% in the pro forma prior period, primarily due to increases in revenues. Rent expense increased 2.1%, or $7,101,000, during the nine months ended September 30, 2013 compared to the pro forma thirty-nine weeks ended September 27, 2012, primarily from increases in common area maintenance expenses due to snow removal and a greater number of theatres operated due primarily to acquisitions.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $1,952,000 during the nine months ended September 30, 2013 compared to $2,119,000 during the pro forma thirty-nine weeks ended September 27, 2012, primarily consisting of costs related to the Merger.

        Other.    Other general and administrative expense increased 20.1%, or $10,016,000, during the nine months ended September 30, 2013 compared to the pro forma thirty-nine weeks ended September 27, 2012, due primarily to increases in expenses for annual and long-term incentive compensation expense related to improvements in earnings from continuing operations, legal costs, salaries, corporate office ("Theatre Support Center") transition rent, and abandoned projects, partially offset by decreases in net periodic benefit costs and the discontinuance of stock-based compensation expense.

        Depreciation and amortization.    Depreciation and amortization decreased 2.1%, or $3,102,000, during the nine months ended September 30, 2013 compared to the pro forma prior period due primarily to a reduction in depreciation resulting from a decline in asset retirements recorded in comparison to the prior year, partially offset by increases in depreciation resulting from the additional property acquired in the Rave acquisition.

        Impairment of long-lived assets.    During the pro forma thirty-nine weeks ended September 27, 2012, we recognized an impairment loss of $285,000 on three theatres with 33 screens (in Arkansas, Maryland and Utah), which was related to property, net.

        Other expense (income).    Other income was $184,000 during the nine months ended September 30, 2013 compared to other expense of $2,034,000 during the pro forma thirty-nine weeks ended September 27, 2012. Other expense (income) for the pro forma thirty-nine weeks ended September 27, 2012 was primarily due to expenses on extinguishment of indebtedness related to the redemption of our Notes due 2014 of $1,937,000 and expenses related to the redemption and modification of the former Senior Secured Credit Facility of $383,000, partially offset by insurance recoveries.

        Interest expense.    Interest expense decreased 4.5%, or $4,956,000, for the nine months ended September 30, 2013 compared to the pro forma thirty-nine weeks ended September 27, 2012, primarily due to the redemptions of the Notes due 2014, the Term Loan due 2016, and the Term Loan due 2018, partially offset by increases in indebtedness and the related interest expense due to the issuance of our Term Loan due 2020 and increases in capital and financing lease obligations and the related interest expense from the Rave acquisition.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $38,143,000 in the current period compared to $7,161,000 in the prior period. The increase in equity in earnings of non-consolidated entities was primarily due to increases in equity in earnings related to our investment in Open Road Releasing, LLC, NCM, and DCIP. The increase in equity in earnings from Open Road Releasing, LLC was primarily due to increases in non-theatrical related revenues, such as home entertainment, video on demand, and pay television, that do not have promotional expenses as large as those which are typically associated with theatrical revenues. Cash distributions from non-consolidated entities were $20,800,000 during the current period and $19,610,000 during the pro forma thirty-nine weeks ended September 27, 2012. See Note 4—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Investment (income) expense.    Investment income was $3,406,000 for the nine months ended September 30, 2013 compared to $3,389,000 for the pro forma thirty-nine weeks ended September 27, 2012. The investment income includes payments received of $3,677,000 and $3,949,000 related to the NCM tax receivable agreement for the nine months ended September 30, 2013 and the pro forma thirty-nine weeks ended September 27, 2012, respectively.

        Income tax provision.    The income tax provision from continuing operations was $10,860,000 for the nine months ended September 30, 2013 and $8,500,000 for the pro forma thirty-nine weeks ended September 27, 2012. See Note 1—Basis of Presentation for out of period tax adjustment and Note 7—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

        Earnings from continuing operations.    Earnings from continuing operations were $80,493,000 and $4,131,000 for the nine months ended September 30, 2013 and the pro forma thirty-nine weeks ended September 27, 2012, respectively. Net earnings during the nine months ended September 30, 2013 compared to pro forma thirty-nine weeks ended September 27, 2012 were positively impacted by the increase in attendance, decrease in interest expense, the decrease in depreciation and amortization expense, the increase in average ticket prices, and the increase in average food and beverage per patron. Net earnings were negatively impacted by the increase in general and administrative: other expense and the increase in income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

        Our consolidated revenues are primarily collected in cash, principally through box office admissions and theatre food and beverage sales. We have an operating "float" which partially finances our operations and which generally permits us to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 20 to 45 days following receipt of box office admissions revenues. Film distributors generally release the films which they anticipate will be the most successful during the summer and holiday seasons. Consequently, we typically generate higher revenues during such periods.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and debt retirements for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility and our Notes due 2019 and Notes due 2020.

        During the third quarter of 2013, our Parent filed a registration statement for an initial public offering of its common stock. If the IPO is complete, Parent intends to use the net proceeds for general corporate purposes, which may include, among other things, capital expenditures and retirement of outstanding indebtedness, which may include our Notes due 2019. However, Parent has not made a definitive determination as to how to allocate these proceeds among these and other possible general corporate purposes and Parent does not anticipate doing so prior to the completion of the IPO. Parent may apply the proceeds of the offering to uses that do not improve our operating results or increase the value of our Company. No assurance can be given as to when the IPO will be completed, if ever.

Cash Flows from Operating Activities

        Cash flows provided by (used in) operating activities, as reflected in the Consolidated Statements of Cash Flows, were $204,222,000, $(32,125,000) and $139,567,000 during the nine months ended September 30, 2013, the period August 31, 2012 through September 27, 2012, and the period December 30, 2011 through August 30, 2012, respectively. The increase in cash flows provided by operating activities for the nine months ended September 30, 2013 was primarily due to increases in net earnings, less decreases in accounts payables, increases in accounts receivable collections, and less decreases from gain on dispositions. We had working capital deficit as of September 30, 2013 and December 31, 2012 of $258,319,000 and $237,945,000, respectively. Working capital includes $136,407,000 and $171,122,000 of deferred revenues and income as of September 30, 2013 and December 31, 2012, respectively. We have the ability to borrow against our Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $138,498,000 on our Credit Facility to meet these obligations as of September 30, 2013.

Cash Flows from Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $180,278,000, $7,876,000 and $86,771,000, during the nine months ended September 30, 2013, the period August 31, 2012 through September 27, 2012, and the period December 30, 2011 through August 30, 2012, respectively. Cash outflows from investing activities include capital expenditures of $175,361,000, $10,638,000 and $94,392,000 during the nine months ended September 30, 2013, the period August 31, 2012 through September 27, 2012, and the period December 30, 2011 through August 30, 2012, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, maintaining our theatre circuit, and technology upgrades. We expect that our gross cash outflows for capital expenditures will be approximately $260,000,000 to $290,000,000 for 2013, before giving effect to expected landlord contributions of approximately $25,000,000.

        During the nine months ended September 30, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada and paid $20,000 related to other dispositions of long-term assets.

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

Cash Flows from Financing Activities

        Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statement of Cash Flows, were $(26,312,000), $98,553,000 and $(167,837,000) during the nine months ended September 30, 2013, the period August 31, 2012 through September 27, 2012, and the period December 30, 2011 through August 30, 2012, respectively. Financing activities for the current period consist of repayments of the Term Loan due 2016 and Term Loan due 2018, payments related the Term Loan due 2020, and capital and financial lease obligations.

        On April 30, 2013, we entered into a new $925,000,000 Senior Secured Credit Facility pursuant to which we borrowed term loans (the "Term Loan due 2020"), and used the proceeds to fund the redemption of both the former Senior Secured Credit Facility Term Loan due 2016 and the former Senior Secured Credit Facility Term Loan due 2018. The Senior Secured Credit Facility is comprised of a $150,000,000 Revolving Credit Facility, which matures in 2018, and a $775,000,000 term loan, which matures in 2020. Proceeds from the issuance of Term Loan due 2020 were $773,063,000 and deferred financing costs paid related to the issuance of the Senior Secured Credit Facility were $9,106,000, during the nine months ended September 30, 2013. We repurchased the principal balance on both our Term Loan due 2016 of $464,088,000 and our Term Loan due 2018 of $296,250,000 during the nine months ended September 30, 2013. See Note 13—Corporate Borrowings of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

        During the Predecessor period of December 30, 2011 through August 30, 2012, proceeds from the issuance of Term Loan due 2018 were $297,000,000 and deferred financing costs paid related to the Senior Secured Credit Facility were $7,713,000. We repaid the remaining principal balance due on our Term Loan due 2013 of $140,657,000 and made payments to repurchase our Notes due 2014 of $300,000,000 during the period December 30, 2011 through August 30, 2012.

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Transition Report on Form 10-K for the transition year ended December 31, 2012 for certain information about our former Senior Secured Credit Facility, our Notes due 2019, and our Notes due 2020.

        Each indenture relating to our Notes (Notes due 2019 and Notes due 2020) allows us to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indenture for the Notes due 2019 (our more restrictive indenture), we could borrow approximately $1,349,700,000 (assuming an interest rate of 6.50% per annum on the additional indebtedness) in addition to specified permitted indebtedness at September 30, 2013. If we cannot satisfy the coverage ratios of the indentures, generally we can borrow an additional amount under the Senior Secured Credit Facility.

        As of September 30, 2013, we were in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2019, and the Notes due 2020.

Investment in NCM LLC

        We hold an investment of 15.44% in NCM LLC accounted for following the equity method as of September 30, 2013. The estimated fair market value of these units was approximately $359,335,000, based upon the publically quoted price per share of NCM, Inc. on September 30, 2013 of $18.86 per share. Because we have little tax basis in these units, the sale of all these units at September 30, 2013 would require us to report taxable income of approximately $491,443,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Commitments and Contingencies

        The Company has commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in the Company's Transition Report on Form 10-K for the transition year ended December 31, 2012. As disclosed in Note 13—Corporate Borrowings of the Notes to the Consolidated Financial Statements in Item 1 of Part I hereof on April 30, 2013, we entered into a new $925,000,000 Senior

Secured Credit Facility pursuant to which we borrowed term loan aggregating $775,000,000 (the "Term Loan due 2020"), and used the proceeds to fund the redemption of both the Term Loan due 2016 in the aggregate principal amount of $464,088,000 and the Term Loan due 2018 in the aggregate principal amount of $296,250,000, plus in each case accrued and unpaid interest. The Senior Secured Credit Facility is comprised of a $150,000,000 Revolving Credit Facility, which matures on April 30, 2018, and the $775,000,000 Term Loan due 2020, which matures on April 30, 2020. We are obligated to repay $7,750,000 of the Term Loan due 2020 per annum through April 30, 2019, with any remaining balance due on April 30, 2020. The Senior Secured Credit Facility also contains mandatory prepayment provisions which apply if (i) specified asset sales or property loss events occur or specified indebtedness is incurred, or (ii) the net senior secured leverage ratio, as defined in the Senior Secured Credit Facility, as of the last day of any fiscal year, commencing December 31, 2014, is greater than 2.5 to 1 and excess cash flow, as defined, exceeds $20,000,000. Events of default that could result in acceleration include the occurrence of (i) a change in control, as defined in the Senior Secured Credit Facility, (ii) defaults under other indebtedness of the Company, any guarantor or any significant subsidiary having a principal amount of $25,000,000 or more, and (iii) one or more uninsured judgments against the Company, any guarantor or any significant subsidiary for an aggregate amount exceeding $25,000,000 with respect to which enforcement proceedings are brought or a stay of enforcement is not in effect for any period of 60 consecutive days. See Note 13—Corporate Borrowings of the Notes to the Consolidated Financial Statements in Item 1 of Part I hereof for additional information.

New Accounting Pronouncements

        See Note 10—New Accounting Pronouncements of the Notes to the Consolidated Financial Statements in Item 1 of Part I for further information regarding recently issued accounting standards.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks.

        Market risk on variable-rate financial instruments.    At September 30, 2013, we maintained a Senior Secured Credit Facility comprised of a $150,000,000 revolving credit facility and a $775,000,000 Senior Secured Term Loan due 2020. The Senior Secured Credit Facility permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR, with a minimum base rate of 1.75% and a minimum rate for LIBOR borrowings of 0.75%. The rate in effect at September 30, 2013 for the outstanding Senior Secured Term Loan due 2020 was a LIBOR-based rate and was 3.50% per annum. See Note 13—Corporate Borrowings of the Notes to the Consolidated Financial Statements in Item 1 of Part I hereof for additional information. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of September 30, 2013 and had an aggregate principal balance of $771,125,000 outstanding under the Senior Secured Term Loan due 2020 on September 30, 2013. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $5,826,000 during the nine months ended September 30, 2013.

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

Item 1A.    Risk Factors

        Reference is made to Part I Item 1A. Risk Factors in our Transition Report on Form 10-K for the transition year ended December 31, 2012.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

        As of December 31, 2012, we had federal income tax loss carryforward of $745,073,000 and estimated state income tax loss carryforward of $625,000,000 which will be limited annually due to certain change in ownership provisions of the Internal Revenue Code ("IRC") Section 382. Our federal tax loss carryforwards will begin to expire in 2017 and will completely expire in 2031. Our state tax loss carryforwards may be used over various periods ranging from 1 to 20 years.

        We have experienced numerous "ownership changes" within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, including the Merger. These ownership changes have and will continue to subject our tax loss carryforwards to annual limitations which will restrict our ability to use them to offset our taxable income in periods following the ownership changes. In general, the annual use limitation equals the aggregate value of our equity at the time of the ownership change multiplied by a specified long-term tax-exempt interest rate. We have had significant financial losses in previous years and as a result we currently maintain a full valuation allowance for our deferred tax assets, including our federal and state tax loss carryforwards.

Our business could be adversely affected if we incur legal liability.

        We are subject to, and in the future may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. Regardless of the merits of the claims, the cost to defend current and future litigation may be significant, and such matters can be time-consuming and divert management's attention and resources. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages, penalties or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

        While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if they prevail, the amount of our recovery.

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

AMC ENTERTAINMENT INC.
Date: November 8, 2013	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President
Date: November 8, 2013	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer