Form 10-KT/A
period 2012-12-31
AMC ENTERTAINMENT INC
filed 2013-12-27
CIK 722077

Use these links to rapidly review the document
TABLE OF CONTENT
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

        Explanatory Note:    AMC Entertainment Inc. hereby amends Parts II and IV of its Annual Report on Form 10-K for the Transition Period ended December 31, 2012 to include the amended Item 6. Selected Financial Data, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data and Item 15. Exhibits and Financial Statement Schedules, to revise and generally conform the treatment of certain items in the financial statements of AMC Entertainment Inc. included in this Report on Form 10-K/A to the previously filed financial statements of our parent, AMC Entertainment Holdings, Inc. ("Holdings"). Holdings' financial statements, which remain unchanged and are not affected by this report, were included in Amendment No. 6 to Holdings' Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 3, 2013. There have been no other changes, events or other transactions to recognize since the orginal filing date.

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

        Management determined that an increase to the valuation allowance at the date of the Merger was necessary to provide for deferred tax assets that more likely than not will not be realized. The out of period adjustment increased reported goodwill by $31,463,000, decreased other current assets by $30,300,000 and increased other long-term liabilities by $1,163,000 as of December 31, 2012. The Company has restated its December 31, 2012 balance sheet from amounts previously reported to reflect these adjustments.

        Management also determined that during the successor period from August 31, 2012 through December 31, 2012, reductions to the valuation allowance were incorrectly recorded, resulting in an understatement of tax expense and net loss from continuing operations of $5,520,000.

        The prior period adjustment for the period noted above has been recorded during 2012. The Company adjusted for the cumulative effect in the carrying amount of other long-term liabilities for the error related to the successor period from August 31, 2012 through December 31, 2012 of $5,520,000 with an offsetting adjustment to the income tax provision during the fourth quarter of 2012.

        The impact of the item noted above on 2012 Other long-term liabilities and Accumulated deficit as of December 31, 2012 is presented below:

(in thousands)	Income Tax Provision
Cumulative increase in Other long-term liabilities	$5,520
Cumulative increase in Accumulated deficit	$5,520

Item 6.    Selected Financial Data.

	Years Ended(1)(3)
(In thousands, except operating data)	From Inception August 31, 2012 through December 31, 2012 (restated)	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Revenues:
Admissions	$548,632	$816,031	$1,721,295	$1,644,837	$1,659,549	$1,534,644
Concessions	229,739	342,130	689,680	644,997	627,235	608,977
Other revenue	33,121	47,911	111,002	72,704	71,021	71,435

Total revenues	811,492	1,206,072	2,521,977	2,362,538	2,357,805	2,215,056

Operating Costs and Expenses:
Film exhibition costs	291,561	436,539	916,054	860,470	901,076	819,192
Concession costs	30,545	47,326	93,581	79,763	69,164	64,733
Operating expense(6)	230,434	297,328	696,783	691,264	588,365	555,468
Rent	143,374	189,086	445,326	451,874	419,227	427,617
General and administrative:
Merger, acquisition and transactions costs	3,366	172	2,622	14,085	2,280	650
Management fee	—	2,500	5,000	5,000	5,000	5,000
Other	29,110	27,025	51,776	58,136	57,858	53,628
Depreciation and amortization	71,633	80,971	212,817	211,444	186,350	198,224
Impairment of long-lived assets	—	—	285	12,779	3,765	65,397

Operating costs and expenses	800,023	1,080,947	2,424,244	2,384,815	2,233,085	2,189,909
Operating income (loss)	11,469	125,125	97,733	(22,277)	124,720	25,147
Other expense (income)	49	960	1,402	27,847	11,032	—
Interest expense:
Corporate borrowings	45,259	67,614	161,645	143,522	126,458	115,757
Capital and financing lease obligations	1,873	2,390	5,968	6,198	5,652	5,990
Equity in (earnings) losses of non-consolidated entities	2,480	(7,545)	(12,559)	(17,178)	(30,300)	(24,823)
Gain on NCM transactions	—	—	—	(64,441)	—	—
Investment expense (income)(5)	290	(41)	17,641	(384)	(204)	(1,661)

Earnings (loss) from continuing operations before income taxes	(38,482)	61,747	(76,364)	(117,841)	12,082	(70,116)
Income tax provision (benefit)	3,500	2,500	2,015	1,950	(68,800)	5,800

Earnings (loss) from continuing operation	(41,982)	59,247	(78,379)	(119,791)	80,882	(75,916)
Earnings (loss) from discontinued operations, net of income tax provision(2)	(688)	35,153	(3,609)	(3,062)	(11,092)	(5,256)

Net earnings (loss)	$(42,670)	$94,400	$(81,988)	$(122,853)	$69,790	$(81,172)

	Years Ended(1)(3)
(In thousands, except operating data)	From Inception August 31, 2012 through December 31, 2012 (restated)	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Balance Sheet Data (at period end):
Cash and equivalents	$130,928		$272,337	$301,158	$495,343	$534,009
Corporate borrowings	2,078,675		2,146,534	2,102,540	1,832,854	1,687,941
Other long-term liabilities	433,151		426,829	432,439	309,591	308,701
Capital and financing lease obligations	122,645		62,220	65,675	57,286	60,709
Stockholder's equity	768,585		154,340	360,159	760,559	1,039,603
Total assets	4,273,838		3,637,992	3,740,245	3,653,177	3,725,597
Other Data:
Net cash provided by operating activities	$73,892	$79,497	$197,327	$92,072	$258,015	$200,701
Capital expenditures	(72,774)	(40,116)	(139,359)	(129,347)	(97,011)	(121,456)
Proceeds from sale/leasebacks	—	—	953	4,905	6,570	—
Screen additions	22	13	26	55	6	83
Screen acquisitions	166	—	—	960	—	—
Screen dispositions	19	62	120	400	105	77
Average screens—continuing operations(4)	4,732	4,742	4,811	4,920	4,319	4,379
Number of screens operated	4,988	4,819	4,868	4,962	4,347	4,446
Number of theatres operated	344	333	338	352	289	299
Screens per theatre	14.5	14.5	14.4	14.1	15.0	14.9
Attendance (in thousands)—continuing operations(4)	60,336	90,616	194,205	188,810	194,155	190,639

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

(In thousands)	From Inception August 31, 2012 through December 31, 2012 (restated)	March 30, 2012 through August 30, 2012	Pro Forma Transition Period Ended December 31, 2012	(Unaudited) Thirty-nine Weeks Ended December 29, 2011	% Change
	(Successor)	(Predecessor)		(Predecessor)
Revenues
Theatrical exhibition
Admissions	$548,632	$816,031	$1,364,663	$1,295,469	5.3%
Concessions	229,739	342,130	571,869	518,081	10.4%
Other theatre	33,121	47,911	81,032	71,984	12.6%

Total revenues	811,492	1,206,072	2,017,564	1,885,534	7.0%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	291,561	436,539	728,100	694,863	4.8%
Concession costs	30,545	47,326	77,871	70,961	9.7%
Operating expense	230,434	297,328	527,762	525,431	0.4%
Rent	143,374	189,086	332,460	334,607	-0.6%
General and administrative expense:
Merger, acquisition and transaction costs	3,366	172	3,538	1,179	* %
Management Fee	—	2,500	2,500	3,750	-33.3%
Other	29,110	27,025	56,135	36,065	55.6%
Depreciation and amortization	71,633	80,971	152,604	155,970	-2.2%

Operating costs and expenses	800,023	1,080,947	1,880,970	1,822,826	3.2%

Operating income	11,469	125,125	136,594	62,708	* %
Other expense (income)
Other expense	49	960	1,009	377	* %
Interest expense:
Corporate borrowings	45,259	67,614	112,873	120,265	-6.1%
Capital and financing lease obligations	1,873	2,390	4,263	4,480	-4.8%
Equity in (earnings) losses of non-consolidated entities	2,480	(7,545)	(5,065)	(1,864)	* %
Investment expense (income)	290	(41)	249	17,666	-98.6%

Total other expense	49,951	63,378	113,329	140,924	-19.6%

Earnings (loss) from continuing operations before income taxes	(38,482)	61,747	23,265	(78,216)	* %
Income tax provision	3,500	2,500	6,000	1,510	-68.2%

Earnings (loss) from continuing operations	(41,982)	59,247	17,265	(79,726)	* %
Earnings (loss) from discontinued operations, net of income taxes	(688)	35,153	34,465	(2,989)	* %

Net earnings (loss)	$(42,670)	$94,400	$51,730	$(82,715)	* %

*
Percentage change in excess of 100%

	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	Pro Forma Transition Period Ended September 27, 2012	(Unaudited) 39 Weeks Ended December 29, 2011
	(Successor)	(Predecessor)		(Predecessor)
Operating Data—Continuing Operations:
New theatre screens	22	13	35	26
Screens acquired	166	—	166	—
Screen closures	19	62	81	106
Average screens—continuing operations(1)	4,732	4,742	4,739	4,823
Number of screens operated	4,988	4,819	4,988	4,882
Number of theatres operated	344	333	344	339
Screens per theatre	15	15	15	14
Attendance (in thousands)—continuing operations(1)	60,336	90,616	150,952	146,123

(1)
Includes consolidated theatres only, excludes 8 theatres with 166 screens sold in July and August of 2012 and included in discontinued operations.

(In thousands)	Fifty-two Weeks Ended March 29, 2012	Fifty-two Weeks Ended March 31, 2011	% Change
	(Predecessor)	(Predecessor)
Revenues
Theatrical exhibition
Admissions	$1,721,295	$1,644,837	4.6%
Concessions	689,680	644,997	6.9%
Other theatre	111,002	72,704	52.7%

Total revenues	2,521,977	2,362,538	6.7%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	916,054	860,470	6.5%
Concession costs	93,581	79,763	17.3%
Operating expense	696,783	691,264	0.8%
Rent	445,326	451,874	-1.4%
General and administrative expense:
Merger, acquisition and transaction costs	2,622	14,085	-81.4%
Management Fee	5,000	5,000	—%
Other	51,776	58,136	-10.9%
Depreciation and amortization	212,817	211,444	0.6%
Impairment of long-lived assets	285	12,779	-97.8%

Operating costs and expenses	2,424,244	2,384,815	1.7%

Operating income (loss)	97,733	(22,277)	* %
Other expense (income)
Other expense	1,402	27,847	-95.0%
Interest expense:
Corporate borrowings	161,645	143,522	12.6%
Capital and financing lease obligations	5,968	6,198	-3.7%
Equity in earnings of non-consolidated entities	(12,559)	(17,178)	-26.9%
Gain on NCM transactions	—	(64,441)	-100%
Investment expense (income)	17,641	(384)	* %

Total other expense	174,097	95,564	82.2%

Loss from continuing operations before income taxes	(76,364)	(117,841)	-35.2%
Income tax provision	2,015	1,950	3.3%

Loss from continuing operations	(78,379)	(119,791)	-34.6%
Loss from discontinued operations, net of income taxes	(3,609)	(3,062)	17.9%

Net loss	$(81,988)	$(122,853)	-33.3%

*
Percentage change in excess of 100%

	Fifty-two Weeks Ended March 29, 2012	Fifty-two Weeks Ended March 31, 2011
	(Predecessor)	(Predecessor)
Operating Data—Continuing Operations:
New theatre screens	26	6
Screens acquired	—	960
Screen closures	120	400
Average screens—continuing operations(1)	4,811	4,920
Number of screens operated	4,868	4,962
Number of theatres operated	338	352
Screens per theatre	14	14
Attendance (in thousands)—continuing operations(1)	194,205	188,810

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

 Reconciliation of Adjusted EBITDA
(unaudited)

(In thousands)	Pro forma Transition Period Ended December 31, 2012	Thirty-nine Weeks Ended December 29, 2011	Fifty-two Weeks Ended March 29, 2012	Fifty-two Weeks Ended March 31, 2011
Earnings (loss) from continuing operations	$17,265	$(79,726)	$(78,379)	$(119,791)
Plus:
Income tax provision	6,000	1,510	2,015	1,950
Interest expense	117,136	124,745	167,613	149,720
Depreciation and amortization	152,604	155,970	212,817	211,444
Impairment of long-lived assets	—	—	285	12,779
Certain operating expenses(1)	13,533	13,112	16,275	57,267
Equity in earnings of non-consolidated entities	(5,065)	(1,864)	(12,559)	(17,178)
Cash distributions from non-consolidated entities(2)	17,277	20,595	33,112	35,893
Gain on NCM transactions	—	—	—	(64,441)
Investment expense (income)	249	17,666	17,641	(384)
Other expense(3)	1,346	389	1,414	27,988
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	3,538	1,179	2,622	14,085
Management fee	2,500	3,750	5,000	5,000
Stock-based compensation expense	830	1,471	1,962	1,526

Adjusted EBITDA(2)(4)	$327,213	$258,797	$369,818	$315,858

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

        Income Tax Provision.    The income tax provision from continuing operations was a provision of $6,000,000 for the pro forma Transition Period and $1,510,000 for the thirty-nine weeks ended December 29, 2011. See Note 11—Income Taxes to our Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-K for further information.

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

        Net Earnings (Loss).    Net earnings (loss) were $51,730,000 and ($82,715,000) for the pro forma Transition Period and thirty-nine weeks ended December, 29, 2011, respectively. Net earnings during the pro forma Transition Period were positively impacted by the gains, net of lease termination expense recorded on the disposition of the Canada and UK theatres recorded in discontinued operations, lower interest expense and investment losses as well as the improvement in admissions and concessions revenues during the pro forma Transition Period from the thirty-nine weeks ended December 29, 2011 due to the success of our food and beverage strategic initiatives, the timing of rewards accumulated and redeemed related to AMC Stubs and the additional four days included in the Transition Period.

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

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $153,389,000, $197,327,000, and $92,072,000 during the pro forma Transition Period and fiscal years March 29, 2012 and March 31, 2011, respectively. The decrease in operating cash flows provided by operating activities during the Transition Period compared to the fiscal year ended March 29, 2012 was primarily due to the change in our fiscal year. The increase in cash flows provided by operating activities during the year ended March 29, 2012 was primarily due to the decrease in net loss and increase in attendance and also higher amounts of accounts payables and accrued expenses and other liabilities associated with higher levels of business volume. We had working capital deficit as of December 31, 2012 and March 29, 2012 of $268,245,000 and $177,720,000, respectively. Working capital includes $171,122,000 and $174,355,000 of deferred revenue as of December 31, 2012 and March 29, 2012, respectively.

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

/s/ KPMG LLP

Kansas City, Missouri
March 13, 2013 (except for the Prior Period Adjustments disclosed in note 1, as to which the date is December 26, 2013)

AMC ENTERTAINMENT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Transition Period
	From Inception August 31, 2012 through December 31, 2012 (restated)		Fiscal 2012	Fiscal 2011
(In thousands)		March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Revenues
Admissions	$548,632	$816,031	$1,721,295	$1,644,837
Concessions	229,739	342,130	689,680	644,997
Other theatre	33,121	47,911	111,002	72,704

Total revenues	811,492	1,206,072	2,521,977	2,362,538

Operating costs and expenses
Film exhibition costs	291,561	436,539	916,054	860,470
Concession costs	30,545	47,326	93,581	79,763
Operating expense	230,434	297,328	696,783	691,264
Rent	143,374	189,086	445,326	451,874
General and administrative:
Merger, acquisition and transaction costs	3,366	172	2,622	14,085
Management fee	—	2,500	5,000	5,000
Other	29,110	27,025	51,776	58,136
Depreciation and amortization	71,633	80,971	212,817	211,444
Impairment of long-lived assets	—	—	285	12,779

Operating costs and expenses	800,023	1,080,947	2,424,244	2,384,815

Operating income (loss)	11,469	125,125	97,733	(22,277)
Other expense (income)
Other expense	49	960	1,402	27,847
Interest expense:
Corporate borrowings	45,259	67,614	161,645	143,522
Capital and financing lease obligations	1,873	2,390	5,968	6,198
Equity in (earnings) losses of non-consolidated entities	2,480	(7,545)	(12,559)	(17,178)
Gain on NCM transactions	—	—	—	(64,441)
Investment expense (income)	290	(41)	17,641	(384)

Total other expense	49,951	63,378	174,097	95,564

Earnings (loss) from continuing operations before income taxes	(38,482)	61,747	(76,364)	(117,841)
Income tax provision (benefit)	3,500	2,500	2,015	1,950

Earnings (loss) from continuing operations	(41,982)	59,247	(78,379)	(119,791)
Earnings (loss) from discontinued operations, net of income taxes	(688)	35,153	(3,609)	(3,062)

Net earnings (loss)	$(42,670)	$94,400	$(81,988)	$(122,853)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Transition Period
	From Inception August 31, 2012 through December 31, 2012 (restated)		Fiscal 2012	Fiscal 2011
(In thousands)		March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Net earnings (loss)	$(42,670)	$94,400	$(81,988)	$(122,853)
Foreign currency translation adjustment, net of tax	(530)	11,935	2,465	(5,678)
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	7,279	—	(18,939)	(664)
Prior service credit arising during the period, net of tax	—	771	1,035	283
Amortization of net loss included in net periodic benefit costs, net of tax	—	987	5	137
Amortization of prior service credit included in net periodic benefit costs, net of tax	—	(448)	(984)	(865)
Settlement, net of tax	(15)	—	—	—
Unrealized gain (loss) on marketable securities:
Unrealized holding gain (loss) arising during the period, net of tax	1,915	(4,167)	(17,490)	5,972
Less: reclassification adjustment for gains (loss) included in investment expense (income), net of tax	(2)	(44)	17,696	—
Unrealized gain from equity method investee's cash flow hedge, net of tax	797	—	—	—

Other comprehensive earnings (loss)	9,444	9,034	(16,212)	(815)

Total comprehensive earnings (loss)	$(33,226)	$103,434	$(98,200)	$(123,668)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)	December 31, 2012 (restated)	March 29, 2012
	(Successor)	(Predecessor)
ASSETS
Current assets:
Cash and equivalents	$130,928	$272,337
Receivables, net	97,108	43,550
Other current assets	70,627	87,866

Total current assets	298,663	403,753
Property, net	1,147,959	883,697
Intangible assets, net	243,180	135,024
Goodwill	2,251,296	1,923,667
Other long-term assets	332,740	291,851

Total assets	$4,273,838	$3,637,992

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$226,220	$195,938
Accrued expenses and other liabilities	155,286	149,334
Deferred revenues and income	171,122	174,355
Current maturities of corporate borrowings and capital and financing lease obligations	14,280	61,846

Total current liabilities	566,908	581,473
Corporate borrowings	2,070,671	2,087,495
Capital and financing lease obligations	116,369	59,413
Deferred revenues—for exhibitor services agreement	318,154	328,442
Other long-term liabilities	433,151	426,829

Total liabilities	3,505,253	3,483,652

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	801,811	444,336
Accumulated other comprehensive income (loss)	9,444	(20,203)
Accumulated deficit	(42,670)	(269,793)

Total stockholder's equity	768,585	154,340

Total liabilities and stockholder's equity	$4,273,838	$3,637,992

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Transition Period
	From Inception August 31, 2012 through December 31, 2012 (restated)		Fiscal 2012	Fiscal 2011
(In thousands)		March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net earnings (loss)	$(42,670)	$94,400	$(81,988)	$(122,853)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	71,633	81,234	214,029	212,413
Deferred income taxes	3,020	—	—	—
Impairment of assets	—	—	285	12,779
Loss on extinguishment and modification of debt	—	—	538	11,806
Gain on NCM transactions	—	—	—	(64,441)
Impairment of RealD Inc. investment	—	—	17,751	—
Theatre and other closure expense	2,381	11,753	7,449	60,763
(Gain) loss on dispositions	73	(48,245)	(580)	(9,719)
Equity in earnings and losses from non-consolidated entities, net of distributions	12,707	(495)	20,553	18,715
Change in assets and liabilities:
Receivables	(66,615)	11,766	(18,937)	4,261
Other assets	(35,138)	36,770	(4,693)	671
Accounts payable	69,029	(58,027)	26,747	(30,487)
Accrued expenses and other liabilities	63,288	(50,473)	22,589	(538)
Other, net	(3,816)	814	(6,416)	(1,298)

Net cash provided by operating activities	73,892	79,497	197,327	92,072

Cash flows from investing activities:
Capital expenditures	(72,774)	(40,116)	(139,359)	(129,347)
Merger	3,110	—	—	—
Acquisition of Rave theatres, net of cash acquired	(87,555)	—	—	—
Acquisition of Kerasotes, net of cash acquired	—	—	—	(280,606)
Proceeds from NCM, Inc. stock sale	—	—	—	102,224
Proceeds from disposition of long-term assets	90	7,291	1,474	58,391
Investments in non-consolidated entities, net	(1,194)	1,589	(26,880)	(1,619)
Proceeds from sale/leaseback of digital projection equipment	—	—	953	4,905
Proceeds from disposition of Cinemex, net of cash disposed	—	—	—	1,840
Other, net	(575)	205	98	(5,825)

Net cash used in investing activities	(158,898)	(31,031)	(163,714)	(250,037)

Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2020	—	—	—	600,000
Proceeds from issuance of Term Loan due 2018	—	—	297,000	—
Repurchase of Senior Subordinated Notes due 2016	—	—	—	(325,000)
Payment of tender offer and consent solicitation consideration on Senior Subordinated Notes due 2016	—	—	—	(5,801)
Repayment of Term Loan due 2013	—	—	(140,657)	—
Repurchase of Senior Subordinated Notes due 2014	—	(191,035)	(108,965)	—
Principal payments under Term Loan	(4,002)	(4,002)	(4,875)	(6,500)
Principal payments under capital and financing lease obligations	(875)	(1,298)	(3,422)	(4,194)
Capital contribution	100,000	—	—	—
Deferred financing costs	—	(2,378)	(6,002)	(14,642)
Change in construction payables	22,487	(23,575)	13,512	(727)
Dividends paid to Parent	—	—	(109,581)	(278,258)

Net cash provided by (used in) financing activities	117,610	(222,288)	(62,990)	(35,122)
Effect of exchange rate changes on cash and equivalents	(207)	16	556	(1,098)

Net increase (decrease) in cash and equivalents	32,397	(173,806)	(28,821)	(194,185)
Cash and equivalents at beginning of period	98,531	272,337	301,158	495,343

Cash and equivalents at end of period	$130,928	$98,531	$272,337	$301,158

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest (including amounts capitalized of $0, $14, $58 and $64)	$68,794	$78,789	$159,527	$150,618
Income taxes, net	10,088	828	807	729
Schedule of non-cash investing and financing activities:
Investment in NCM (See Note 7—Investments)	$—	$—	$—	$86,159
Investment in RealD Inc. (See Note 7—Investments)	—	—	—	27,586
See Note 2—Acquisition for non-cash activities related to acquisition

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholder's Equity
(In thousands, except share and per share data)	Shares	Amount
Predecessor
Balance April 1, 2010	1	$—	$828,687	$(3,176)	$(64,952)	$760,559
Net loss	—	—	—	—	(122,853)	(122,853)
Comprehensive loss	—	—	—	(815)	—	(815)
Stock-based compensation	—	—	1,526	—	—	1,526
Dividends to Marquee Holdings Inc.	—	—	(278,258)	—	—	(278,258)

Balance March 31, 2011	1	—	551,955	(3,991)	(187,805)	360,159
Net loss	—	—	—	—	(81,988)	(81,988)
Comprehensive loss	—	—	—	(16,212)	—	(16,212)
Stock-based compensation	—	—	1,962	—	—	1,962
Dividends to Parent	—	—	(109,581)	—	—	(109,581)

Balance March 29, 2012	1	—	444,336	(20,203)	(269,793)	154,340
Net earnings	—	—	—	—	94,400	94,400
Comprehensive earnings	—	—	—	9,034	—	9,034
Stock-based compensation	—	—	830	—	—	830

Balance August 30, 2012	1	—	445,166	(11,169)	(175,393)	258,604

Successor (restated)
Balance August 30, 2012	1	$—	$—	$—	$—	$—
Net loss	—	—	—	—	(42,670)	(42,670)
Comprehensive earnings	—	—	—	9,444	—	9,444
Merger consideration	—	—	701,811	—	—	701,811
Capital contributions	—	—	100,000	—	—	100,000

Balance December 31, 2012	1	$—	$801,811	$9,444	$(42,670)	$768,585

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

        The Company's recorded goodwill was $2,251,296,000 and $1,923,667,000 as of December 31, 2012 and March 29, 2012, respectively. The Company evaluates goodwill and its trademark and trade names for impairment annually as of the beginning of the fourth quarter or more frequently as specific events or circumstances dictate. The Company's goodwill is recorded in its Theatrical Exhibition operating segment, which is also the reporting unit for purposes of evaluating recorded goodwill for impairment.

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

        Management determined that an increase to the valuation allowance at the date of the Merger was necessary to provide for deferred tax assets that more likely than not will not be realized. The out of period adjustment increased reported goodwill by $31,463,000, decreased other current assets by $30,300,000 and increased other long-term liabilities by $1,163,000 as of December 31, 2012. The Company has restated its December 31, 2012 balance sheet from amounts previously reported to reflect these adjustments.

        Management also determined that during the successor period from August 31, 2012 through December 31, 2012, reductions to the valuation allowance were incorrectly recorded, resulting in an understatement of tax expense and net loss from continuing operations of $5,520,000.

        The prior period adjustment for the period noted above has been recorded during 2012. The Company adjusted for the cumulative effect in the carrying amount of other long-term liabilities for the error related to the successor period from August 31, 2012 through December 31, 2012 of $5,520,000 with an offsetting adjustment to the income tax provision during the fourth quarter of 2012.

        The impact of the item noted above on 2012. Other long-term liabilities and Accumulated deficit as of December 31, 2012 is presented below:

(in thousands)	Income Tax Provision
Cumulative increase in Other long-term liabilities	$5,520
Cumulative increase in Accumulated deficit	$5,520

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

(In thousands)	Total
Cash	$101,641
Receivables, net	29,775
Other current assets	34,840
Property, net(1)	1,063,028
Intangible assets, net(2)	246,507
Goodwill(3)	2,172,272
Other long-term assets(4)	342,533
Accounts payable	(134,186)
Accrued expenses and other liabilities	(138,535)
Credit card, package tickets, and loyalty program liability(5)	(117,841)
Corporate borrowings(6)	(2,086,926)
Capital and financing lease obligations	(60,922)
Deferred revenues—for exhibitor services agreement(7)	(322,620)
Other long-term liabilities(8)	(427,755)

Total Merger consideration	$701,811

Corporate borrowings	2,086,926
Capital and financing lease obligations	60,922
Less: cash	(101,641)

Total transaction value	$2,748,018

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

(In thousands)	Pro forma March 30, 2012 through December 31, 2012	Pro forma 39 Weeks Ended December 29, 2011
	(unaudited)	(unaudited)
Revenues
Admissions	$1,364,663	$1,295,469
Concessions	571,869	518,081
Other theatre	72,574	54,436

Total revenues	2,009,106	1,867,986

Operating Costs and Expenses
Film exhibition costs	728,100	694,863
Concession costs	77,871	70,961
Operating expense	529,235	528,404
Rent	331,397	332,210
General and administrative:
Merger, acquisition and transaction costs	3,538	1,179
Management fee	—	—
Other	55,596	36,710
Depreciation and amortization	150,234	150,976

Operating costs and expenses	1,875,971	1,815,303

Operating income	133,135	52,683
Other expense (income)
Other expense	1,009	377
Interest expense
Corporate borrowings	103,429	106,351
Capital and financing lease obligations	4,263	4,480
Equity in earnings of non-consolidated entities	(7,499)	(56)
Investment expense	578	17,799

Total other expense	101,780	128,951

Earnings (loss) from continuing operations before income taxes	31,355	(76,268)
Income tax provision	9,000	2,210

Earnings (loss) from continuing operations	22,355	(78,478)
Earnings (loss) from discontinued operations	34,465	(2,989)

Net earnings (loss)	$56,820	$(81,467)

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 2—MERGER (Continued)

        The Merger on August 30, 2012 triggered the payment of an aggregate of $31,462,000 for success fees to financial advisors, bond amendment consent fees, payments for cancellation of stock based compensation and management success bonuses that were contingent on the consummation of the Merger. The Company determined that its accounting policy for any cost triggered by the consummation of the Merger was to recognize the cost when the Merger was consummated. Accordingly, the fees discussed above have not been recorded in the Consolidated Statement of Operations for the Predecessor period since that statement depicts the results of operations just prior to consummation of the transaction. In addition, since the Successor period reflects the effects of push-down accounting, these costs have also not been recorded as an expense in the Successor period. However, the costs were reflected in the purchase accounting adjustments which were applied in arriving at the opening balances of the Successor.

        The following is a summary of the contingent costs:

(in thousands)
Financial advisor fees	$18,129	(a	)
Management transaction bonuses	6,000	(b	)
Bond amendment fees	3,946	(c	)
Unrecognized stock compensation expense	3,177	(d	)
Other contingent transaction costs	210

	$31,462

(a)
These represent non-exclusive arrangements made with multi-parties to provide advice and assistance related to the sale of AMC. Payment terms were contingent upon consummation of a sale. Each agreement was entered into by Predecessor entities when the Company was under previous ownership.

(b)
Management bonuses were approved by the Predecessor entities and previous ownership group to help incent key AMCE management team members to use their best efforts to help facilitate the sale of the Company. Payments were contingent on the consummation of a transaction.

(c)
Consent fees were paid pursuant to a consent solicitation to amend indentures relating to our outstanding notes and permit the sale of the Company without triggering change of control payments. The payments were only made upon closing the Wanda transaction.

(d)
Unrecognized stock compensation for previously existing awards that became payable due to change of control provisions and only upon consummation of a sale transaction.

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

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill is presented below:

(In thousands)	Total
Balance as a result of Merger on August 30, 2012	$2,172,272
Increase in Goodwill from the acquisition of Rave theatres	79,024

Balance as of December 31, 2012	$2,251,296

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 8—SUPPLEMENTAL BALANCE SHEET INFORMATION

        Other assets and liabilities consist of the following:

(In thousands)	December 31, 2012	March 29, 2012
Other current assets:
Prepaid rent	$35,551	$38,400
Income taxes receivable	5,805	—
Prepaid insurance and other	12,049	14,582
Merchandise inventory	8,859	11,771
Deferred tax asset	—	16,250
Other	8,363	6,863

	$70,627	$87,866

Other long-term assets:
Investments in real estate	$14,800	$10,721
Deferred financing costs	—	32,347
Investments in equity method investees	267,422	109,061
Computer software	32,023	30,807
Deferred tax asset	—	55,750
Due from Parent tax sharing arrangement	—	32,500
Investment in RealD Inc. common stock	13,707	15,945
Other	4,788	4,720

	$332,740	$291,851

Accrued expenses and other liabilities:
Taxes other than income	$42,990	$43,071
Income taxes payable	—	1,482
Interest	9,865	39,660
Payroll and vacation	18,799	10,326
Current portion of casualty claims and premiums	6,332	7,266
Accrued bonus	27,630	12,132
Theatre and other closure	6,258	6,332
Accrued licensing and percentage rent	13,390	11,688
Current portion of pension and other benefits liabilities	1,039	1,217
Other	28,983	16,160

	$155,286	$149,334

Other long-term liabilities:
Unfavorable lease obligations	$211,329	$125,772
Deferred rent	10,318	126,224
Pension and other benefits	63,225	55,757
Deferred gain	—	14,423
RealD deferred lease incentive	21,223	23,768
Deferred tax liability	47,433	—
Tax liability	—	7,000
Casualty claims and premiums	10,254	10,344
Theatre and other closure	55,086	59,139
Other	14,283	4,402

	$433,151	$426,829

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 11—INCOME TAXES

        The Income tax provision reflected in the Consolidated Statements of Operations consists of the following components during the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fiscal years ended March 29, 2012 and March 31, 2011:

(In thousands)	From Inception August 31, 2012 through December 27, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Current:
Federal	$—	$—	$—	$—
Foreign	—	—	—	—
State	480	3,700	2,015	1,950

Total current	480	3,700	2,015	1,950

Deferred:
Federal	3,020	—	—	—
Foreign	—	—	—	—
State	—	—	—	—

Total deferred	3,020	—	—	—

Total provision (benefit)	3,500	3,700	2,015	1,950
Tax provision from discontinued operations	—	1,200	—	—

Total provision (benefit) from continuing operations	$3,500	$2,500	$2,015	$1,950

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 11—INCOME TAXES (Continued)

        The difference between the effective tax rate on earnings (loss) from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

(In thousands)	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Income tax expense (benefit) at the federal statutory rate	$(13,470)	$21,600	$(26,730)	$(41,250)
Effect of:
State income taxes	(1,930)	2,500	2,015	1,950
Change in ASC 740 (formerly FIN 48) reserve	—	—	(5,400)	(300)
Permanent items	20	100	825	—
Valuation allowance	18,880	(21,700)	31,305	41,550

Income tax expense (benefit)	$3,500	$2,500	$2,015	$1,950

Effective income tax rate	(9.1)%	4.0%	(2.6)%	(1.7)%

        The significant components of deferred income tax assets and liabilities as of December 31, 2012 and March 29, 2012 are as follows:

	December 31, 2012		March 29, 2012
	Deferred Income Tax		Deferred Income Tax
(In thousands)	Assets	Liabilities	Assets	Liabilities
Tangible assets	$—	$(125,641)	$76,855	$—
Accrued reserves	35,359	—	34,684	—
Intangible assets	—	(76,430)	—	(26,884)
Receivables	—	(1,632)	1,949	—
Investments	—	(231,524)	—	(136,704)
Capital loss carryforwards	2,077	—	—	—
Pension postretirement and deferred compensation	28,001	—	34,276	—
Corporate borrowings	50,558	—	—	(106)
Deferred revenue	136,350	—	144,444	—
Lease liabilities	86,417	—	92,385	—
Capital and financing lease obligations	40,102	—	22,759	—
Alternative minimum tax and other credit carryovers	15,083	—	15,056	—
Charitable contributions	1,051	—	1,757	—
Net operating loss carryforward	241,216	—	225,195	—

Total	$636,214	$(435,227)	$649,360	$(163,694)
Less: Valuation allowance	(248,420)	—	(413,666)	—

Total deferred income taxes(1)	$387,794	$(435,227)	$235,694	$(163,694)

(1)
See Note 8—Supplemental Balance Sheet Information for additional disclosures about net current deferred tax assets and net non-current deferred tax liabilities.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 11—INCOME TAXES (Continued)

        A rollforward of the Company's valuation allowance for deferred tax assets is as follows:

(In thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Revenues, Costs and Expenses	Charged (Credited) to Goodwill	Charged (Credited) to Other Accounts(1)	Balance at End of Period
From Inception August 31, 2012 through December 31, 2012
Valuation allowance-deferred income tax assets	$232,985	18,880	195	(3,640)	$248,420
March 30, 2012 through August 30, 2012
Valuation allowance-deferred income tax assets	$413,666	(21,700)	(158,981)	—	$232,985
Fiscal Year 2012
Valuation allowance-deferred income tax assets	$329,221	32,560	—	51,885	$413,666
Fiscal Year 2011
Valuation allowance-deferred income tax assets	$263,032	42,815	—	23,374	$329,221

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

        The Company has recorded a valuation allowance against its remaining net deferred tax asset in U.S. and foreign jurisdictions of $248,420,000 as of December 31, 2012.

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 17—OPERATING SEGMENT (Continued)

Long-term assets, net (In thousands)	December 31, 2012	March 29, 2012
United States	$3,974,577	$3,231,794
Canada	102	2,241
Europe	496	204

Total long-term assets(1)	$3,975,175	$3,234,239

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2012, March 29, 2012 and March 31, 2011

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor from Inception on August 31, 2012 through December 31, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$547,094	$1,538	$—	$548,632
Concessions	—	229,101	638	—	229,739
Other theatre	—	32,990	131	—	33,121

Total revenues	—	809,185	2,307	—	811,492

Operating costs and expenses
Film exhibition costs	—	290,888	673	—	291,561
Concession costs	—	30,374	171	—	30,545
Operating expense	(21)	229,199	1,256	—	230,434
Rent	—	142,698	676	—	143,374
General and administrative:
Merger, acquisition and transaction costs	—	3,366	—	—	3,366
Management fee	—	—	—	—	—
Other	—	29,073	37	—	29,110
Depreciation and amortization	—	71,616	17	—	71,633

Operating costs and expenses	(21)	797,214	2,830	—	800,023

Operating income (loss)	21	11,971	(523)	—	11,469
Other expense (income)
Equity in net loss of subsidiaries	48,107	788	—	(48,895)	—
Other expense	—	49	—	—	49
Interest expense:
Corporate borrowings	45,145	61,280	—	(61,166)	45,259
Capital and financing lease obligations	—	1,873	—	—	1,873
Equity in losses of non-consolidated entities	348	2,114	18	—	2,480
Investment expense (income)	(50,909)	(9,967)	—	61,166	290

Total other expense	42,691	56,137	18	(48,895)	49,951

Loss from continuing operations before income taxes	(42,670)	(44,166)	(541)	48,895	(38,482)
Income tax benefit	—	3,500	—	—	3,500

Loss from continuing operations	(42,670)	(47,666)	(541)	48,895	(41,982)
Loss from discontinued operations, net of income taxes	—	(441)	(247)	—	(688)

Net loss	$(42,670)	$(48,107)	$(788)	$48,895	$(42,670)

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1)	The following financial statements are included in Part II Item 8.:

Page
Reports of Independent Registered Public Accounting Firms	35
Consolidated Statements of Operations—Period August 31, 2012 through December 31, 2012, period March 30, 2012 through August 30, 2012, and fiscal years ended March 29, 2012 and March 31, 2011	36
Consolidated Balance Sheets—December 31, 2012 and March 29, 2012	38
Consolidated Statements of Cash Flows—Period August 31, 2012 through December 31, 2012, period March 30, 2012 through August 30, 2012, and fiscal years ended March 29, 2012 and March 31, 2011	39
Consolidated Statements of Stockholder's Equity (Deficit)—Period August 31, 2012 through December 31, 2012, period March 30, 2012 through August 30, 2012, and fiscal years ended March 29, 2012 and March 31, 2011	40
Notes to Consolidated Financial Statements—Periods ended December 31, 2012, March 29, 2012 and March 31, 2011	41

(a)(2)	Financial Statement Schedules—All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.

(b)	Exhibits

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
Date: December 27, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LIN ZHANG Lin Zhang	Chairman of the Board	December 27, 2013
/s/ GERARDO I. LOPEZ Gerardo I. Lopez	Chief Executive Officer, Director and President	December 27, 2013
/s/ ANTHONY J. SAICH Anthony J. Saich	Director	December 27, 2013
/s/ CHAOHUI LIU Chaohui Liu	Director	December 27, 2013
/s/ NING YE Ning Ye	Director	December 27, 2013
/s/ CRAIG R. RAMSEY Craig R. Ramsey	Executive Vice President and Chief Financial Officer	December 27, 2013
/s/ KEVIN M. CONNOR Kevin M. Connor	Senior Vice President, General Counsel and Secretary	December 27, 2013
/s/ CHRIS A. COX Chris A. Cox	Senior Vice President and Chief Accounting Officer	December 27, 2013

EXHIBIT INDEX

Exhibit Number	Description
2.1	Unit Purchase Agreement among Kerasotes ShowPlace Theatres Holdings, LLC, Kerasotes ShowPlace Theatres, LLC, ShowPlace Theatres Holding Company, LLC, AMC Showplace Theatres, Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010)

3.1	Restated and Amended Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997 and September 18, 2001 and December 23, 2004) (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed December 27, 2004).

3.2	Amended and Restated Bylaws of AMC Entertainment Inc. (incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed December 27, 2004).

Certificates of Incorporation or corresponding instrument, with amendments, of the following additional registrants:

3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.2	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.3	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.4	AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.3.94 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.5	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.10 to the Company's Form 10-Q (File No. 1-8747) filed February 8, 2008).

3.3.6	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.7	AMC ITD, Inc. (incorporated by reference from Exhibit 3.3.10 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).

3.3.8	AMC Theatres of New Jersey, Inc. (incorporated by reference from Exhibit 3.3.8 to AMCE's Form 10-Q (File No. 1-8747) filed on November 9, 2012).

3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006):

Loews Citywalk Theatre Corporation

Exhibit Number		Description
3.5		By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.6		By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.7		By-laws of AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.21 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.8		By-laws of American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.9 to the Company's Form 10-Q (File No. 1-8747) filed February 8, 2008).

3.9		By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

3.10		By-laws of AMC ITD, Inc. (incorporated by reference from Exhibit 3.11 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).

3.11		By-laws of AMC Theatres of New Jersey, Inc. (incorporated by reference from Exhibit 3.11 to AMCE's Form 10-Q (File No. 1-8747) filed on November 9, 2012).

4.1(a	)	Credit Agreement, dated January 26, 2006 among AMC Entertainment Inc., Grupo Cinemex, S.A. de C.V., Cadena Mexicana de Exhibicion, S.A. de C.V., the Lenders and the Issuers named therein, Citicorp U.S. and Canada, Inc. and Banco Nacional de Mexico, S.A., Integrante del Groupo Financiero Banamex. (incorporated by reference from Exhibit 10.7 to the Company's Form 8-K (File No. 1-8747) filed January 31, 2006).

4.1(b	)	Guaranty, dated January 26, 2006 by AMC Entertainment Inc. and each of the other Guarantors party thereto, in favor of the Guaranteed Parties named therein (incorporated by reference from Exhibit 10.5 to the Company's Form 8-K (File No. 1-8747) filed January 31, 2006).

4.1(c	)	Pledge and Security Agreement, dated January 26, 2006, by AMC Entertainment Inc. and each of the other Grantors party thereto in favor of Citicorp U.S. and Canada, Inc., as agent for the Secured Parties (incorporated by reference from Exhibit 10.9 to the Company's Current Report on Form 8-K (File No. 1-8747) filed January 31, 2006).

4.1(d	)	Consent and Release, dated as of April 17, 2006, by and between AMC Entertainment Inc. and Citicorp U.S. and Canada, Inc. (incorporated by reference from Exhibit 4.1(d) to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

4.1(e	)	Amendment No. 1 to Credit Agreement, dated as of February 14, 2007, between AMC Entertainment Inc., and Citicorp North America, as Administrative Agent (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-8747) filed February 20, 2007).

4.1(f	)	Amendment No. 2 to Credit Agreement, dated as of March 13, 2007, between AMC Entertainment Inc., and Citicorp North America, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed March 15, 2007).

Exhibit Number		Description
4.1(g	)	Amendment No. 3 to Credit Agreement, dated December 15, 2010 among AMC Entertainment Inc., Citibank, N.A. as issuer and Citicorp North America, Inc., as swing lender and as administrative agent (incorporated by reference from Exhibit 10.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).

4.1(h	)	Waiver and Amendment No. 4 to Senior Secured Credit Facility, dated July 2, 2012 by and between AMC Entertainment Inc. and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 3, 2012).

4.2(a	)	Indenture, dated as of June 9, 2009, respecting AMCE's 8.75% Senior Notes due 2019, by and among AMCE, a Delaware corporation, the Guarantors party thereto from time to time and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 9, 2009).

4.2(b	)	First Supplemental Indenture, dated June 24, 2010, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019 (incorporated by reference from Exhibit 4.3 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2010).

4.2(c	)	Second Supplemental Indenture, dated November 30, 2010, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019, pursuant to which AMC ITD, Inc. guaranteed the 8.75% Senior Notes due 2019 (incorporated by reference from Exhibit 4.4 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).

4.3		Registration Rights Agreement, dated as of June 9, 2009, respecting AMCE's 8.75% Senior Notes due 2019, by and among AMCE, the Guarantors party thereto from time to time, Credit Suisse Securities (USA) LLC, for itself and on behalf of the other Initial Purchasers, and J.P. Morgan Securities Inc., as Market Maker (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 9, 2009).

4.4		Fourth Supplemental Indenture, dated as of June 21, 2012, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019, between AMC Entertainment Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 22, 2012).

4.5		Indenture, dated as of December 15, 2010, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, among AMC Entertainment Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).

4.6		Registration Rights Agreement, dated December 15, 2010, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, among Goldman, Sachs & Co., J.P. Morgan Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Foros Securities LLC, as representatives of the initial purchasers of the 2020 Senior Subordinated Notes and J.P. Morgan Securities LLC, as market maker (incorporated by reference from Exhibit 4.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).

Exhibit Number	Description
4.7	Second Supplemental Indenture, dated as of June 21, 2012, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, between AMC Entertainment Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 22, 2012).

4.8	Incremental Amendment, dated as of February 22, 2012, by and among AMC Entertainment Inc., a Delaware corporation as Borrower, Citicorp North America, Inc. as Administrative Agent under the Credit Agreement and Citicorp North America, Inc., as the Initial Term Loan due 2018 Lender and the other Loan Parties thereto (incorporated by reference from Exhibit 4.8 to AMCE's Form 10-K (File No. 1-8747) filed on May 25, 2012).

10.1	Consent Decree, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of Washington (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.2	Hold Separate Stipulation and Order, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of Washington (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.3	Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the Antitrust Division of the United States Department of Justice (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.4	Hold Separate Stipulation and Order, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings and the Antitrust Division of the United States Department of Justice (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.5	District of Columbia Final Judgment, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the District of Columbia (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.6	Stipulation for Entry into Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of California (incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.7	Stipulated Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of California (incorporated by reference from Exhibit 10.7 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.8	Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007)

Exhibit Number		Description
10.9		Stockholders Agreement of AMC Entertainment Holdings, Inc., dated June 11, 2007, among AMC Entertainment Holdings, Inc. and the stockholders of AMC Entertainment Holdings, Inc. party thereto. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007)

10.10		Management Stockholders Agreement of AMC Entertainment Holdings, Inc., dated June 11, 2007, among AMC Entertainment Holdings, Inc. and the stockholders of AMC Entertainment Holdings, Inc. party thereto. (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007)

10.11		Continuing Service Agreement, dated January 26, 2006, among AMC Entertainment Inc. (as successor to Loews Cineplex Entertainment Corporation) and Travis Reid, and, solely for the purposes of its repurchase obligations under Section 7 thereto, Marquee Holding Inc. (incorporated by reference from Exhibit 10.4 to the Company's Form 8-K (File No. 1-8747) filed on January 31, 2006).

10.12		Non-Qualified Stock Option Agreement, dated January 26, 2006, between Marquee Holdings Inc. and Travis Reid (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on January 31, 2006).

10.13		Fee Agreement, dated June 11, 2007, by and among AMC Entertainment Holdings, Inc., Marquee Holdings Inc., AMC Entertainment Inc., J.P. Morgan Partners (BHCA), L.P., Apollo Management V, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Netherlands Partners V(A), L.P., Apollo Netherlands partners V(B), L.P., Apollo German Partners V GmbH & Co KG, Bain Capital Partners, LLC, TC Group, L.L.C., a Delaware limited liability company and Applegate and Collatos, Inc. (incorporated by reference from Exhibit 10.7 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007).

10.14		American Multi-Cinema, Inc. Savings Plan, a defined contribution 401(k) plan, restated January 1, 1989, as amended (incorporated by reference from Exhibit 10.6 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

10.15(a	)	Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc., as Amended and Restated, effective December 31, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(a) to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 18, 2007).

10.15(b	)	AMC Supplemental Executive Retirement Plan, as Amended and Restated, generally effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(b) to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 18, 2007).

10.16		Division Operations Incentive Program (incorporated by reference from Exhibit 10.15 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

10.17		Summary of American Multi-Cinema, Inc. Executive Incentive Program (Incorporated by reference from Exhibit 10.36 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed December 23, 1993).

10.18		American Multi-Cinema, Inc. Retirement Enhancement Plan, as Amended and Restated, effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.20 to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 18, 2007).

Exhibit Number	Description
10.19	AMC Non-Qualified Deferred Compensation Plan, as Amended and Restated, effective January 1, 2005 (incorporated by reference from Exhibit 10.22 to AMC Entertainment's Form 10-K (File No. 1-8747) filed on June 18, 2007).

10.20	American Multi-Cinema, Inc. Executive Savings Plan (incorporated by reference from Exhibit 10.28 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

10.21	Agreement of Sale and Purchase dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).

10.22	Option Agreement dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).

10.23	Right to Purchase Agreement dated November 21, 1997, between AMC Entertainment Inc., as Grantor, and Entertainment Properties Trust as Offeree (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997.)

10.24	Lease dated November 21, 1997 between Entertainment Properties Trust, as Landlord, and American Multi- Cinema, Inc., as Tenant (incorporated by reference from Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997). (Similar leases have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16.)

10.25	Guaranty of Lease dated November 21, 1997 between AMC Entertainment Inc., as Guarantor, and Entertainment Properties Trust, as Owner (incorporated by reference from Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997, (Similar guaranties have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16.)

10.26	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001 (incorporated by reference from Exhibit 10.29 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) filed on July 27, 2001).

Exhibit Number	Description
10.27	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001 (incorporated by reference from Exhibit 10.36 to the Company's Form 10-Q filed on August 12, 2002).

10.28	2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-8747) filed on November 5, 2003).

10.29	Description of 2004 Grant under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q (File No. 1-8747) filed on November 5, 2003).

10.30	AMC Entertainment Holdings, Inc. Amended and Restated 2004 Stock Option Plan. (incorporated by reference from Exhibit 10.9 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007).

10.31	Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.32(b) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

10.32	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.32(c) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

10.33	Contribution and Unit Holders Agreement, dated as of March 29, 2005, among National Cinema Network, Inc., Regal CineMedia Corporation and National CineMedia, LLC (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed April 4, 2005).

10.34	Exhibitor Services Agreement, dated February 13, 2007 between National CineMedia, LLC and American Multi- Cinema, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on February 16, 2007, and incorporated herein by reference).

10.35	First Amended and Restated Loews Screen Integration Agreement, dated February 13, 2007 between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on February 16, 2007, and incorporated herein by reference).

10.36	Third Amended and Restated Limited Liability Company Operating Agreement, dated February 13, 2007 between American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-8747) filed February 20, 2007).

10.37	Employment Agreement, dated as of November 6, 2002, by and among Kevin M. Connor, AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.49 to the Company's Form 10-K (File No. 1-8747) filed on June 18, 2007).

10.38	Amendment to Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed January 5, 2009).

Exhibit Number	Description
10.39	Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) filed on November 17, 2008).

10.40	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-33296) of National CineMedia, Inc., filed on February 6, 2008, and incorporated herein by reference)

10.41	Employment Agreement, dated as of February 23, 2009, by and between Gerardo I. Lopez and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on February 24, 2009)

10.42	Employment Agreement, dated as of April 17, 2009, by and between Robert J. Lenihan and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.51 to AMCE's Form 10-K (File No. 1-8747) filed on June 15, 2010)

10.43	Employment Agreement, dated as of November 24, 2009, by and between Stephen A. Colanero and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMCE's Form 10-K (File No. 1-8747) filed on June 3, 2011).

10.44	Second Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement dated as of August 6, 2010, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-33296) of National CineMedia, Inc., filed on August 10, 2010, and incorporated herein by reference).

10.50	AMC Entertainment Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).

10.51	AMC Entertainment Holdings, Inc. Nonqualified Stock Option Award Agreement (incorporated by reference from Exhibit 10.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).

10.52	AMC Entertainment Holdings, Inc. Restricted Stock Award Agreement (Time Vesting) (incorporated by reference from Exhibit 10.3 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).

10.53	AMC Entertainment Holdings, Inc. Restricted Stock Award Agreement (Performance Vesting) (incorporated by reference from Exhibit 10.4 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).

10.64	AMC Entertainment Holdings, Inc. Management Profit Sharing Plan (incorporated by reference from Exhibit 10.1 to the AMCE's Form 10-Q (File No. 1-8747) filed on November 9, 2012).

10.65	Employment Agreement, dated as of August 18, 2010, by and between Elizabeth Frank and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.65 to the Company's Form 10-K (File No. 1-8747) filed on March 13, 2013).

10.66	Employment Agreement, dated as of July 1, 2001 by and among Mark A. McDonald and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to the Company's Form 10-K (File No. 1-8747) filed on June 18, 2008.)

Exhibit Number	Description
14	Code of Ethics (incorporated by reference from Exhibit 14 to AMCE's Form 10-K (File No. 1-8747) filed on June 23, 2004)

21	Subsidiaries of AMC Entertainment Inc.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Gerardo I. Lopez (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
Submitted electronically with this Report.