Form 10-Q/A
period 2013-03-31
AMC ENTERTAINMENT INC
filed 2013-12-27
CIK 722077

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

        Explanatory Note:    AMC Entertainment Inc. hereby amends Parts 1 and 2 of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 ("Original Filing") to include amended Item 1. Financial Statements (unaudited), Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 6. Exhibits to revise and generally conform the treatment of certain items in the financial statements of AMC Entertainment Inc. included in this Report on Form 10-Q/A to the previously filed financial statements of our parent, AMC Entertainment Holdings, Inc. ("Holdings"). Holdings' financial statements, which remain unchanged and are not affected by this report, were included in Amendment No. 6 to Holdings' Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 3, 2013.

        During the three months ended June 30, 2013, management identified adjustments necessary to correct the valuation allowance for deferred tax assets recognized when "push down" accounting was applied at the date of the Merger and to correct changes in the valuation allowance for deferred tax assets recognized subsequent to the Merger. The Company has corrected amounts originally recorded for income tax provision during the three months ended June 30, 2013 and the six months ended June 30, 2013 by recording them during the three months ended March 31, 2013 and during the prior year successor period from August 31, 2012 to December 31, 2012 and as further described in Note 1-Prior Period Adjustments. The impact of the restatement increased the provision for income taxes and increased loss from continuing operations and net loss by $2,800,000 during the three months ended March 31, 2013 and increased accumulated deficit by $5,520,000 and $8,320,000 as of December 31, 2012 and March 31, 2013, respectively. The Company has restated its December 31, 2012 and March 31, 2013 balance sheet from amounts previously reported to reflect these adjustments. There was no impact on net cash provided by operating activities as a result of the above mentioned items or any impact on any period prior to August 31, 2012.

        The information contained in this Form 10-Q/A has not been updated to reflect other events, other than those identified above related to the restatement, occurring after May 10, 2013, the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Without limitation of the foregoing, this filing does not purport to update Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Original Filing of the March 31, 2013 Form 10-Q for any information, uncertainties, transactions, risks, events or trends known to management occurring subsequent to the filing of the original March 31, 2013 Form 10-Q. More current information is contained in the Company's other filings with the Securities and Exchange Commission.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31, 2013 (restated)	Thirteen Weeks Ended March 29, 2012
	(Successor)	(Predecessor)
	(unaudited)
Revenues
Admissions	$382,884	$425,826
Concessions	167,937	171,599
Other theatre	26,981	39,018

Total revenues	577,802	636,443

Operating Costs and Expenses
Film exhibition costs	191,324	221,191
Concession costs	23,198	22,620
Operating expense	164,210	171,352
Rent	113,806	110,719
General and administrative:
Merger, acquisition and transaction costs	947	1,443
Management fee	—	1,250
Other	16,313	15,711
Depreciation and amortization	48,462	56,847
Impairment of long-lived assets	—	285

Operating costs and expenses	558,260	601,418

Operating income	19,542	35,025
Other expense (income)
Other expense	—	1,025
Interest expense:
Corporate borrowings	33,173	41,380
Capital and financing lease obligations	2,671	1,488
Equity in earnings of non-consolidated entities	(546)	(10,695)
Investment income	(3,619)	(25)

Total other expense	31,679	33,173

Earnings (loss) from continuing operations before income taxes	(12,137)	1,852
Income tax provision	3,100	505

Earnings (loss) from continuing operations	(15,237)	1,347
Earnings (loss) from discontinued operations, net of income taxes	4,979	(620)

Net earnings (loss)	$(10,258)	$727

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31, 2013 (restated)	Thirteen Weeks Ended March 29, 2012
	(Successor)	(Predecessor)
	(unaudited)
Net earnings (loss)	$(10,258)	$727
Foreign currency translation adjustment, net of tax	1,634	(2,372)
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	(18,939)
Net prior service credit arising during the period, net of tax	—	1,035
Amortization of net (gain) loss included in net periodic benefit costs, net of tax	(19)	1
Amortization of prior service credit included in net periodic benefit costs, net of tax	—	(316)
Unrealized gain on marketable securities:
Unrealized holding gains arising during the period, net of tax	2,354	6,301
Less: reclassification adjustment for gains included in investment income, net of tax	(8)	(28)
Unrealized gain from equity method investee's cash flow hedge:
Unrealized holding gains arising during the period, net of tax	293	—

Other comprehensive income (loss)	4,254	(14,318)

Total comprehensive loss	$(6,004)	$(13,591)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2013 (restated)	December 31, 2012 (restated)
	(Successor)	(Successor)
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$104,233	$130,928
Receivables, net	59,845	97,108
Other current assets	73,034	70,627

Total current assets	237,112	298,663
Property, net	1,110,127	1,147,959
Intangible assets, net	241,119	243,180
Goodwill	2,283,247	2,251,296
Other long-term assets	357,213	332,740

Total assets	$4,228,818	$4,273,838

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$200,116	$226,220
Accrued expenses and other liabilities	148,078	155,286
Deferred revenues and income	148,645	171,122
Current maturities of corporate borrowings and capital and financing lease obligations	14,450	14,280

Total current liabilities	511,289	566,908
Corporate borrowings	2,065,544	2,070,671
Capital and financing lease obligations	114,688	116,369
Deferred revenues—for exhibitor services agreement	341,120	318,154
Other long-term liabilities	433,596	433,151

Total liabilities	3,466,237	3,505,253

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	801,811	801,811
Accumulated other comprehensive income	13,698	9,444
Accumulated deficit	(52,928)	(42,670)

Total stockholder's equity	762,581	768,585

Total liabilities and stockholder's equity	$4,228,818	$4,273,838

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31, 2013 (restated)	Thirteen Weeks Ended March 29, 2012
	(Successor)	(Predecessor)
	(unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(10,258)	$727
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	48,462	57,115
Impairment of assets	—	285
Loss on extinguishment and modification of debt	—	538
Amortization of discount (premium) on corporate borrowings	(3,126)	528
Deferred income taxes	2,800	—
Theatre and other closure expense	1,438	1,762
Gain on dispositions	(4,991)	(2,024)
Equity in earnings and losses from non-consolidated entities, net of distributions	5,828	1,822
Change in assets and liabilities:
Receivables	41,325	27,925
Other assets	(2,498)	(2,735)
Accounts payable	(4,897)	(11,519)
Accrued expenses and other liabilities	(35,378)	(13,489)
Other, net	(2,823)	(865)

Net cash provided by operating activities	35,882	60,070

Cash flows from investing activities:
Capital expenditures	(39,350)	(54,276)
Investments in non-consolidated entities, net	(2,671)	(3,045)
Acquisition of Rave theatres	(315)	—
Proceeds from the disposition of long-term assets	4,991	283
Other, net	(956)	1,298

Net cash used in investing activities	(38,301)	(55,740)

Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2018	—	297,000
Repayment of Term Loan due 2013	—	(140,657)
Repurchase of Senior Subordinated Notes due 2014	—	(108,965)
Deferred financing costs	(175)	(5,335)
Principal payments under capital and financing lease obligations	(1,511)	(777)
Principal payments under Term Loan	(2,001)	(1,625)
Change in construction payables	(20,541)	14,810

Net cash provided by (used in) financing activities	(24,228)	54,451
Effect of exchange rate changes on cash and equivalents	(48)	36

Net increase (decrease) in cash and equivalents	(26,695)	58,817
Cash and equivalents at beginning of period	130,928	213,520

Cash and equivalents at end of period	$104,233	$272,337

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

        Goodwill:    The activity for goodwill is presented below:

(In thousands)	Total
Balance as of December 31, 2012	$2,251,296
Increase in Goodwill from purchase price allocation adjustments related to the Merger	31,951

Balance as of March 31, 2013	$2,283,247

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

$30,300,000 and increased other long-term liabilities by $1,163,000 as of December 31, 2012. The Company has restated its March 31, 2013 and December 31, 2012 balance sheet from amounts previously reported to reflect these adjustments.

        Management also determined that during the successor period from August 31, 2012 through December 31, 2012, and during the first quarter ended March 31, 2013, reductions to the valuation allowance were incorrectly recorded, resulting in an understatement of tax expense and net loss from continuing operations of $5,520,000 and $2,800,000 respectively.

        The prior period adjustments for the periods noted above have been recorded during 2012 and in 2013 during the correct interim periods. The Company adjusted for the cumulative effect in the carrying amount of other long-term liabilities for the error related to the successor period from August 31, 2012 through December 31, 2012 of $5,520,000 with an offsetting adjustment to the income tax provision during the fourth quarter of 2012. The Company recorded the provision for income taxes for the error related to the three months ended March 31, 2013 during the first quarter of 2013 by increasing the income tax provision by $2,800,000.

        The impact of the items noted above on 2012 and 2013. Other long-term liabilities and Accumulated deficit as of December 31, 2012 is presented below:

(in thousands)	From Inception August 31, 2012 to December 31, 2012	Three Months ended March 31, 2013
	(Successor)	(Successor)
Cumulative increase in Other long-term liabilities	$5,520	$8,320
Cumulative increase in Accumulated deficit	$5,520	$8,320
Increase in income tax provision	$5,520	$2,800

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

March 31, 2013

(Unaudited)

NOTE 7—INCOME TAXES

        The difference between the effective tax rate on earnings (loss) from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

(In thousands)	Three Months Ended March 31, 2013	Thirteen Weeks Ended March 29, 2012
	(Successor)	(Predecessor)
Income tax (benefit) expense at the federal statutory rate	$(4,250)	$650
Effect of:
State income taxes	300	505
Permanent items	—	915
Valuation allowance	7,050	(1,565)

Income tax expense	$3,100	$505

Effective income tax rate	(25.5)%	27.3%

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor three months ended March 31, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$381,860	$1,024	$—	$382,884
Concessions	—	167,511	426	—	167,937
Other theatre	—	26,879	102	—	26,981

Total revenues	—	576,250	1,552	—	577,802

Operating Costs and Expenses
Film exhibition costs	—	190,874	450	—	191,324
Concession costs	—	23,096	102	—	23,198
Operating expense	11	163,235	964	—	164,210
Rent	—	113,330	476	—	113,806
General and administrative:
Merger, acquisition and transaction costs	—	947	—	—	947
Other	—	16,313	—	—	16,313
Depreciation and amortization	—	48,454	8	—	48,462

Operating costs and expenses	11	556,249	2,000	—	558,260

Operating income (loss)	(11)	20,001	(448)	—	19,542
Other expense (income)
Equity in net loss of subsidiaries	14,371	171	—	(14,542)	—
Interest expense:
Corporate borrowings	33,141	44,716	—	(44,684)	33,173
Capital and financing lease obligations	—	2,671	—	—	2,671
Equity in (earnings) losses of non-consolidated entities	2	(557)	9	—	(546)
Investment income	(37,267)	(10,950)	(86)	44,684	(3,619)

Total other expense	10,247	36,051	(77)	(14,542)	31,679

Loss from continuing operations before income taxes	(10,258)	(16,050)	(371)	14,542	(12,137)
Income tax provision	—	3,100	—	—	3,100

Loss from continuing operations	(10,258)	(19,150)	(371)	14,542	(15,237)
Earnings from discontinued operations, net of income taxes	—	4,779	200	—	4,979

Net loss	$(10,258)	$(14,371)	$(171)	$14,542	$(10,258)

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor as of March 31, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$299	$62,376	$41,558	$—	$104,233
Receivables, net	19	59,756	70	—	59,845
Other current assets	—	71,648	1,386	—	73,034

Total current assets	318	193,780	43,014	—	237,112
Investment in equity of subsidiaries	882,832	22,311	—	(905,143)	—
Property, net	—	1,110,038	89	—	1,110,127
Intangible assets, net	—	241,119	—	—	241,119
Intercompany advances	1,980,576	(1,984,473)	3,897	—	—
Goodwill	—	2,283,247	—	—	2,283,247
Other long-term assets	133	356,649	431	—	357,213

Total assets	$2,863,859	$2,222,671	$47,431	$(905,143)	$4,228,818

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$199,793	$323	$—	$200,116
Accrued expenses and other liabilities	27,730	120,166	182	—	148,078
Deferred revenues and income	—	148,641	4	—	148,645
Current maturities of corporate borrowings and capital and financing lease obligations	8,004	6,446	—	—	14,450

Total current liabilities	35,734	475,046	509	—	511,289
Corporate borrowings	2,065,544	—	—	—	2,065,544
Capital and financing lease obligations	—	114,688	—	—	114,688
Deferred revenues—for exhibitor services agreement	—	341,120	—	—	341,120
Other long-term liabilities	—	408,985	24,611	—	433,596

Total liabilities	2,101,278	1,339,839	25,120	—	3,466,237
Stockholder's equity	762,581	882,832	22,311	(905,143)	762,581

Total liabilities and stockholder's equity	$2,863,859	$2,222,671	$47,431	$(905,143)	$4,228,818

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

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

(In thousands)	Three Months Ended March 31, 2013	Thirteen Weeks Ended March 29, 2012	% Change
	(Successor)	(Predecessor)
Revenues
Theatrical exhibition
Admissions	$382,884	$425,826	-10.1%
Concessions	167,937	171,599	-2.1%
Other theatre	26,981	39,018	-30.8%

Total revenues	$577,802	$636,443	-9.2%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$191,324	$221,191	-13.5%
Concession costs	23,198	22,620	2.6%
Operating expense	164,210	171,352	-4.2%
Rent	113,806	110,719	2.8%
General and administrative expense:
Merger, acquisition and transaction costs	947	1,443	-34.4%
Management Fee	—	1,250	-100.0%
Other	16,313	15,711	3.8%
Depreciation and amortization	48,462	56,847	-14.8%
Impairment of long-lived assets	—	285	-100.0%

Operating costs and expenses	558,260	601,418	-7.2%

Operating income	19,542	35,025	-44.2%
Other expense (income)
Other expense	—	1,025	-100.0%
Interest expense:
Corporate borrowings	33,173	41,380	-19.8%
Capital and financing lease obligations	2,671	1,488	79.5%
Equity in earnings of non-consolidated entities	(546)	(10,695)	-94.9%
Investment income	(3,619)	(25)	* %

Total other expense	31,679	33,173	-4.5%

Earnings (loss) from continuing operations before income taxes	(12,137)	1,852	* %
Income tax provision	3,100	505	* %

Earnings (loss) from continuing operations	(15,237)	1,347	* %
Earnings (loss) from discontinued operations, net of income taxes	4,979	(620)	* %

Net earnings (loss)	$(10,258)	$727	* %

*
Percentage change in excess of 100%

	Three Months Ended March 31, 2013	Thirteen Weeks Ended March 29, 2012
	(Successor)	(Predecessor)
Operating Data—Continuing Operations:
New theatre screens	7	—
Screen closures	17	14
Average screens—continuing operations(1)	4,874	4,775
Number of screens operated	4,941	4,865
Number of theatres operated	342	338
Screens per theatre	14.4	14.4
Attendance (in thousands)—continuing operations(1)	42,665	48,082

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

 Reconciliation of Adjusted EBITDA
(unaudited)

(In thousands)	Three Months Ended March 31, 2013	Thirteen Weeks Ended March 29, 2012
	(Successor)	(Predecessor)
Earnings (loss) from continuing operations Plus:	$(15,237)	$1,347
Income tax provision	3,100	505
Interest expense	35,844	42,868
Depreciation and amortization	48,462	56,847
Impairment of long-lived assets	—	285
Certain operating expenses(1)	3,138	3,163
Equity in earnings of non-consolidated entities	(546)	(10,695)
Cash distributions from non-consolidated entities(2)	10,051	12,517
Investment income	(3,619)	(25)
Other expense(3)	—	1,025
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	947	1,443
Management fee	—	1,250
Stock-based compensation expense	—	491

Adjusted EBITDA(2)	$82,140	$111,021

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

        Income tax provision.    The income tax provision from continuing operations was $3,100,000 for the three months ended March 31, 2013 and $505,000 for the thirteen weeks ended March 29, 2012. See Note 7—Income Taxes for further information.

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

        Net earnings (loss).    Net earnings (loss) were $(10,258,000) and $727,000 for the three months ended March 31, 2013 and March 29, 2012, respectively. Net loss during the three months ended March 31, 2013 compared to thirteen weeks ended March 29, 2012 was impacted by the decrease in attendance, the decrease in equity in earnings of non-consolidated entities, and the decrease in gift card breakage income recognized, partially offset by the reduction in depreciation and amortization expense, interest expense, and increases in investment income and earnings from discontinued operations.

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

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $35,882,000 and $60,070,000 during the three months ended March 31, 2013 and the thirteen weeks ended March 29, 2012, respectively. The decrease in cash flows provided by operating activities for the three months ended March 31, 2013 was primarily due to an increase in payments related to annual incentive compensation and film rent payables, partially offset by a decrease in payments related to accounts payables. We had working capital deficit as of March 31, 2013 and December 31, 2012 of $274,177,000 and $268,245,000, respectively. Working capital includes $148,645,000 and $171,122,000 of deferred revenues and income as of March 31, 2013 and December 31, 2012, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $180,987,000 on our Credit Facility to meet these obligations as of March 31, 2013.

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