Form 10-Q/A
period 2013-06-30
AMC ENTERTAINMENT INC
filed 2013-12-27
CIK 722077

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

        Explanatory Note:    AMC Entertainment Inc. hereby amends Parts 1 and 2 of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 ("Original Filing") to include amended Item 1. Financial Statements (unaudited), Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 6. Exhibits to revise and generally conform the treatment of certain items in the financial statements of AMC Entertainment Inc. included in this Report on Form 10-Q/A to the previously filed financial statements of our parent, AMC Entertainment Holdings, Inc. ("Holdings"). Holdings' financial statements, which remain unchanged and are not affected by this report, were included in Amendment No. 6 to Holdings' Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 3, 2013.

        During the three months ended June 30, 2013, management identified adjustments necessary to correct the valuation allowance for deferred tax assets recognized when "push down" accounting was applied at the date of the Merger and to correct changes in the valuation allowance for deferred tax assets recognized subsequent to the Merger. The Company has corrected amounts originally recorded for income tax provision during the three months ended June 30, 2013 and the six months ended June 30, 2013 by recording them during the three months ended March 31, 2013 and during the prior year successor period from August 31, 2012 to December 31, 2012 and as further described in Note 1-Prior Period Adjustments. The impact of the restatement decreased the provision for income taxes and increased earnings from continuing operations and net earnings by $8,320,000 during the three months ended June 30, 2013 and decreased the provision for income taxes and increased earnings from continuing operations and net earnings by $5,520,000 during the six months ended June 30, 2013. The Company has restated its December 31, 2012 balance sheet from amounts previously reported to reflect these adjustments. There was no impact on net cash provided by operating activities or to the June 30, 2013 balance sheet as a result of the above mentioned items or any impact on any period prior to August 31, 2012.

        The information contained in this Form 10-Q/A has not been updated to reflect other events, other than those identified above related to the restatement, occurring after August 13, 2013, the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Without limitation of the foregoing, this filing does not purport to update Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Original Filing of the June 30, 2013 Form 10-Q for any information, uncertainties, transactions, risks, events or trends known to management occurring subsequent to the filing of the original June 30, 2013 Form 10-Q. More current information is contained in the Company's other filings with the Securities and Exchange Commission.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30, 2013 (restated)	Thirteen Weeks Ended June 28, 2012	Six Months Ended June 30, 2013 (restated)	Twenty-six Weeks Ended June 28, 2012
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	(unaudited)		(unaudited)
Revenues
Admissions	$515,306	$451,582	$898,190	$877,408
Concessions	219,477	188,550	387,414	360,149
Other theatre	27,882	30,239	54,863	69,257

Total revenues	762,665	670,371	1,340,467	1,306,814

Operating Costs and Expenses
Film exhibition costs	285,395	242,727	476,719	463,918
Concession costs	30,550	26,599	53,748	49,219
Operating expense	187,219	170,729	351,429	342,081
Rent	113,542	112,046	227,348	222,765
General and administrative:
Merger, acquisition and transaction costs	706	3	1,653	1,446
Management fee	—	1,250	—	2,500
Other	17,034	15,326	33,347	31,037
Depreciation and amortization	50,370	48,334	98,832	105,181
Impairment of long-lived assets	—	—	—	285

Operating costs and expenses	684,816	617,014	1,243,076	1,218,432

Operating income	77,849	53,357	97,391	88,382
Other expense (income)
Other (income) expense	(294)	121	(294)	1,146
Interest expense:
Corporate borrowings	32,310	39,759	65,483	81,139
Capital and financing lease obligations	2,637	1,418	5,308	2,906
Equity in earnings of non-consolidated entities	(23,274)	(8,753)	(23,820)	(19,448)
Investment (income) expense	282	(26)	(3,337)	(51)

Total other expense	11,661	32,519	43,340	65,692

Earnings from continuing operations before income taxes	66,188	20,838	54,051	22,690
Income tax provision	4,330	400	7,430	905

Earnings from continuing operations	61,858	20,438	46,621	21,785
Earnings (loss) from discontinued operations, net of income taxes	(282)	(2,254)	4,697	(2,874)

Net earnings	$61,576	$18,184	$51,318	$18,911

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30, 2013 (restated)	Thirteen Weeks Ended June 28, 2012	Six Months Ended June 30, 2013 (restated)	Twenty-six Weeks Ended June 28, 2012
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	(unaudited)		(unaudited)
Net earnings	$61,576	$18,184	$51,318	$18,911
Foreign currency translation adjustment, net of tax	331	2,962	1,965	590
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	—	—	(18,939)
Net prior service credit arising during the period, net of tax	—	771	—	1,806
Amortization of net (gain) loss included in net periodic benefit costs, net of tax	(19)	583	(38)	584
Amortization of prior service credit included in net periodic benefit costs, net of tax	—	(265)	—	(581)
Unrealized gain on marketable securities:
Unrealized holding gains arising during the period, net of tax	1,147	1,969	3,501	8,270
Less: reclassification adjustment for gains included in investment (income) expense, net of tax	(13)	(26)	(21)	(54)
Unrealized gain from equity method investees' cash flow hedge:
Unrealized holding gains arising during the period, net of tax	2,175	—	2,468	—
Holding gains reclassified to equity in earnings of non-consolidated entities	(247)	—	(247)	—

Other comprehensive income (loss)	3,374	5,994	7,628	(8,324)

Total comprehensive income	$64,950	$24,178	$58,946	$10,587

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2013	December 31, 2012 (restated)
	(Successor)	(Successor)
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$134,164	$130,928
Receivables, net	75,727	97,108
Other current assets	76,794	70,627

Total current assets	286,685	298,663
Property, net	1,137,797	1,147,959
Intangible assets, net	238,830	243,180
Goodwill	2,296,374	2,251,296
Other long-term assets	389,390	332,740

Total assets	$4,349,076	$4,273,838

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$256,845	$226,220
Accrued expenses and other liabilities	137,693	155,286
Deferred revenues and income	142,240	171,122
Current maturities of corporate borrowings and capital and financing lease obligations	14,367	14,280

Total current liabilities	551,145	566,908
Corporate borrowings	2,073,037	2,070,671
Capital and financing lease obligations	112,964	116,369
Deferred revenues—for exhibitor services agreement	337,333	318,154
Other long-term liabilities	447,066	433,151

Total liabilities	3,521,545	3,505,253

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	801,811	801,811
Accumulated other comprehensive income	17,072	9,444
Accumulated earnings (deficit)	8,648	(42,670)

Total stockholder's equity	827,531	768,585

Total liabilities and stockholder's equity	$4,349,076	$4,273,838

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30, 2013 (restated)	Twenty-six Weeks Ended June 28, 2012
	(Successor)	(Predecessor)
	(unaudited)
Cash flows from operating activities:
Net earnings	$51,318	$18,911
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	98,832	105,690
Impairment of assets	—	285
Loss (gain) on extinguishment and modification of debt	(422)	538
Amortization of discount (premium) on corporate borrowings	(6,252)	887
Deferred income taxes	5,630	—
Theatre and other closure expense	3,020	5,189
Gain on dispositions	(4,765)	(3,044)
Equity in earnings and losses from non-consolidated entities, net of distributions	(14,917)	(6,422)
Change in assets and liabilities:
Receivables	28,547	28,125
Other assets	(5,464)	(7,786)
Accounts payable	38,138	686
Accrued expenses and other liabilities	(60,649)	(60,941)
Other, net	488	(1,144)

Net cash provided by operating activities	133,504	80,974

Cash flows from investing activities:
Capital expenditures	(104,695)	(73,346)
Investments in non-consolidated entities, net	(2,766)	(1,523)
Acquisition of Rave theatres, net of cash acquired	(1,128)	—
Proceeds from the disposition of long-term assets	4,866	1,352
Other, net	(4,677)	762

Net cash used in investing activities	(108,400)	(72,755)

Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2020	773,063	—
Repayment of Term Loan due 2016	(464,088)	—
Repayment of Term Loan due 2018	(296,250)	—
Proceeds from issuance of Term Loan due 2018	—	297,000
Repayment of Term Loan due 2013	—	(140,657)
Repurchase of Senior Subordinated Notes due 2014	—	(160,000)
Deferred financing costs	(8,111)	(5,425)
Principal payments under capital and financing lease obligations	(3,064)	(1,581)
Principal payments under Term Loan	(3,939)	(3,626)
Change in construction payables	(19,404)	(5,860)

Net cash used in financing activities	(21,793)	(20,149)
Effect of exchange rate changes on cash and equivalents	(75)	462

Net increase (decrease) in cash and equivalents	3,236	(11,468)
Cash and equivalents at beginning of period	130,928	213,520

Cash and equivalents at end of period	$134,164	$202,052

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

        The prior period adjustment for the periods noted above have been recorded during 2012 and in 2013 during the correct interim periods. The Company adjusted for the cumulative effect in the carrying amount of other long-term liabilities for the error related to the successor period from August 31, 2012 through December 31, 2012 of $5,520,000 with an offsetting adjustment to the income tax provision during the fourth quarter of 2012. The Company recorded the provision for income taxes for the error related to the three months ended March 31, 2013 during the first quarter of 2013 by increasing the income tax provision by $2,800,000.

        The impact of the items noted above on 2013 is presented below:

(in thousands)	Decrease to Income Tax Provision
Three months ended June 30, 2013	$8,320
Six months ended June 30, 2013	$5,520

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

        As a result of the Merger and related change of control, the Company applied "push down" accounting, which requires allocation of the Merger consideration to the estimated fair values of the

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 2—MERGER (Continued)

assets and liabilities acquired in the Merger. The allocation of Merger consideration was based on management's judgment after evaluating several factors, including a valuation assessment performed by a third party appraiser. Final appraisal reports were received during the first quarter of calendar 2013. The appraisal measurements included a combination of income, replacement costs and market approaches and represents management's best estimate of fair value at August 30, 2012, the acquisition date. Management finalized its purchase price allocation during the first quarter of calendar 2013. Adjustments made during the first quarter of calendar 2013 increased recorded goodwill by approximately $32,000,000. Property, net and other long-term assets decreased by approximately $28,000,000 and $4,000,000, respectively, due to final determinations of fair values assigned to tangible assets. During the second quarter of calendar 2013, the Company increased reported goodwill by $31,463,000, decreased other current assets by $33,200,000 and decreased other long-term liabilities by $1,737,000 to correct the valuation allowance for deferred taxes recognized when push down accounting was applied at the date of the Merger. See Note 1—Basis of Presentation for additional information regarding the out of period adjustment. The following is a summary of the allocation of the Merger consideration:

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

June 30, 2013

(Unaudited)

NOTE 7—INCOME TAXES

        The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

(In thousands)	Six Months Ended June 30, 2013	Twenty-six Weeks Ended June 28, 2012
	(Successor)	(Predecessor)
Income tax expense at the federal statutory rate	$18,900	$7,950
Effect of:
State income taxes	1,800	905
Permanent items	100	1,150
Change in FIN 48 Reserve	—	600
Valuation allowance	(13,370)	(9,700)

Income tax expense	$7,430	$905

Effective income tax rate	13.7%	4.0%

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor three months ended June 30, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$514,141	$1,165	$—	$515,306
Concessions	—	218,959	518	—	219,477
Other theatre	—	27,820	62	—	27,882

Total revenues	—	760,920	1,745	—	762,665

Operating Costs and Expenses
Film exhibition costs	—	284,834	561	—	285,395
Concession costs	—	30,448	102	—	30,550
Operating expense	158	186,132	929	—	187,219
Rent	—	113,035	507	—	113,542
General and administrative:
Merger, acquisition and transaction costs	—	706	—	—	706
Other	—	17,033	1	—	17,034
Depreciation and amortization	—	50,356	14	—	50,370

Operating costs and expenses	158	682,544	2,114	—	684,816

Operating income (loss)	(158)	78,376	(369)	—	77,849
Other expense (income)
Equity in net (earnings) loss of subsidiaries	(57,888)	47	—	57,841	—
Other income	—	(294)	—	—	(294)
Interest expense:
Corporate borrowings	32,539	43,733	—	(43,962)	32,310
Capital and financing lease obligations	—	2,637	—	—	2,637
Equity in earnings of non-consolidated entities	—	(23,252)	(22)	—	(23,274)
Investment (income) expense	(36,385)	(7,115)	(180)	43,962	282

Total other expense (income)	(61,734)	15,756	(202)	57,841	11,661

Earnings (loss) from continuing operations before income taxes	61,576	62,620	(167)	(57,841)	66,188
Income tax provision	—	4,330	—	—	4,330

Earnings (loss) from continuing operations	61,576	58,290	(167)	(57,841)	61,858
Earnings (loss) from discontinued operations, net of income taxes	—	(402)	120	—	(282)

Net earnings (loss)	$61,576	$57,888	$(47)	$(57,841)	$61,576

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor six months ended June 30, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$896,001	$2,189	$—	$898,190
Concessions	—	386,470	944	—	387,414
Other theatre	—	54,699	164	—	54,863

Total revenues	—	1,337,170	3,297	—	1,340,467

Operating Costs and Expenses
Film exhibition costs	—	475,708	1,011	—	476,719
Concession costs	—	53,544	204	—	53,748
Operating expense	169	349,367	1,893	—	351,429
Rent	—	226,365	983	—	227,348
General and administrative:
Merger, acquisition and transaction costs	—	1,653	—	—	1,653
Other	—	33,346	1	—	33,347
Depreciation and amortization	—	98,810	22	—	98,832

Operating costs and expenses	169	1,238,793	4,114	—	1,243,076

Operating income (loss)	(169)	98,377	(817)	—	97,391
Other expense (income)
Equity in net (earnings) loss of subsidiaries	(43,517)	218	—	43,299	—
Other income	—	(294)	—	—	(294)
Interest expense:
Corporate borrowings	65,680	88,449	—	(88,646)	65,483
Capital and financing lease obligations	—	5,308	—	—	5,308
Equity in (earnings) losses of non-consolidated entities	2	(23,809)	(13)	—	(23,820)
Investment income	(73,652)	(18,065)	(266)	88,646	(3,337)

Total other expense (income)	(51,487)	51,807	(279)	43,299	43,340

Earnings (loss) from continuing operations before income taxes	51,318	46,570	(538)	(43,299)	54,051
Income tax provision	—	7,430	—	—	7,430

Earnings (loss) from continuing operations	51,318	39,140	(538)	(43,299)	46,621
Earnings from discontinued operations, net of income taxes	—	4,377	320	—	4,697

Net earnings (loss)	$51,318	$43,517	$(218)	$(43,299)	$51,318

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

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

(In thousands)	Three Months Ended June 30, 2013	Thirteen Weeks Ended June 28, 2012	% Change	Six Months Ended June 30, 2013	Twenty-six Weeks Ended June 28, 2012	% Change
	(Successor)	(Predecessor)		(Successor)	(Predecessor)
Revenues
Theatrical exhibition
Admissions	$515,306	$451,582	14.1%	$898,190	$877,408	2.4%
Concessions	219,477	188,550	16.4%	387,414	360,149	7.6%
Other theatre	27,882	30,239	-7.8%	54,863	69,257	-20.8%

Total revenues	$762,665	$670,371	13.8%	$1,340,467	$1,306,814	2.6%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$285,395	$242,727	17.6%	$476,719	$463,918	2.8%
Concession costs	30,550	26,599	14.9%	53,748	49,219	9.2%
Operating expense	187,219	170,729	9.7%	351,429	342,081	2.7%
Rent	113,542	112,046	1.3%	227,348	222,765	2.1%
General and administrative expense:
Merger, acquisition and transaction costs	706	3	* %	1,653	1,446	14.3%
Management Fee	—	1,250	-100.0%	—	2,500	-100.0%
Other	17,034	15,326	11.1%	33,347	31,037	7.4%
Depreciation and amortization	50,370	48,334	4.2%	98,832	105,181	-6.0%
Impairment of long-lived assets	—	—	—%	—	285	-100.0%

Operating costs and expenses	684,816	617,014	11.0%	1,243,076	1,218,432	2.0%

Operating income	77,849	53,357	45.9%	97,391	88,382	10.2%
Other expense (income)
Other (income) expense	(294)	121	* %	(294)	1,146	* %
Interest expense:
Corporate borrowings	32,310	39,759	-18.7%	65,483	81,139	-19.3%
Capital and financing lease obligations	2,637	1,418	86.0%	5,308	2,906	82.7%
Equity in earnings of non-consolidated entities	(23,274)	(8,753)	* %	(23,820)	(19,448)	-22.5%
Investment (income) expense	282	(26)	* %	(3,337)	(51)	* %

Total other expense	11,661	32,519	-64.1%	43,340	65,692	-34.0%

Earnings from continuing operations before income taxes	66,188	20,838	* %	54,051	22,690	* %
Income tax provision	4,330	400	* %	7,430	905	* %

Earnings from continuing operations	61,858	20,438	* %	46,621	21,785	* %
Earnings (loss) from discontinued operations, net of income taxes	(282)	(2,254)	87.5%	4,697	(2,874)	* %

Net earnings	$61,576	$18,184	* %	$51,318	$18,911	* %

*
Percentage change in excess of 100%

	Three Months Ended June 30, 2013	Thirteen Weeks Ended June 28, 2012	Six Months Ended June 30, 2013	Twenty-six Weeks Ended June 28, 2012
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Operating Data—Continuing Operations:
Screens acquired	18	—	25	—
Screen closures	12	35	29	35
Average screens—continuing operations(1)	4,837	4,766	4,855	4,770
Number of screens operated			4,937	4,833
Number of theatres operated			343	336
Screens per theatre			14.4	14.4
Attendance (in thousands)—continuing operations(1)	54,312	49,913	96,977	97,995

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

 Reconciliation of Adjusted EBITDA
(unaudited)

(In thousands)	Three Months Ended June 30, 2013	Thirteen Weeks Ended June 28, 2012	Six Months Ended June 30, 2013	Twenty-six Weeks Ended June 28, 2012
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Earnings from continuing operations	$61,858	$20,438	$46,621	$21,785
Plus:
Income tax provision	4,330	400	7,430	905
Interest expense	34,947	41,177	70,791	84,045
Depreciation and amortization	50,370	48,334	98,832	105,181
Impairment of long-lived assets	—	—	—	285
Certain operating expenses(1)	3,216	3,595	6,354	6,758
Equity in earnings of non-consolidated entities	(23,274)	(8,753)	(23,820)	(19,448)
Cash distributions from non-consolidated entities(2)	2,528	509	12,579	13,026
Investment (income) expense	282	(26)	(3,337)	(51)
Other (income) expense(3)	(240)	121	(240)	1,146
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	706	3	1,653	1,446
Management fee	—	1,250	—	2,500
Stock-based compensation expense	—	491	—	982

Adjusted EBITDA(2)	$134,723	$107,539	$216,863	$218,560

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

        Income tax provision.    The income tax provision from continuing operations was $4,330,000 for the three months ended June 30, 2013 and $400,000 for the thirteen weeks ended June 28, 2012. See Note 1—Basis of Presentation for out of period tax adjustment and Note 7—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

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

        Net earnings.    Net earnings were $61,576,000 and $18,184,000 for the three months ended June 30, 2013 and June 28, 2012, respectively. Net earnings during the three months ended June 30, 2013 compared to the thirteen weeks ended June 28, 2012 were positively impacted by the increase in attendance, the increase in average ticket prices and concessions per patron, the increase in equity in earnings of non-consolidated entities, and the decrease in interest expense. Net earnings were negatively impacted by the increase in the income tax provision, the decrease in packaged ticket breakage income recognized, and the increase in depreciation and amortization expense.

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

        Income tax provision.    The income tax provision from continuing operations was $7,430,000 for the six months ended June 30, 2013 and $905,000 for the twenty-six weeks ended June 28, 2012. See Note 1—Basis of Presentation for out of period tax adjustment and Note 7—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

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

        Net earnings.    Net earnings were $51,318,000 and $18,911,000 for the six months ended June 30, 2013 and the twenty-six weeks ended June 28, 2012, respectively. Net earnings during the six months ended June 30, 2013 compared to twenty-six weeks ended June 28, 2012 were positively impacted by the decrease in interest expense, the increase in earnings from discontinued operations, the decrease in depreciation and amortization expense, the increase in average ticket prices and concessions per patron, the increase in equity in earnings of non-consolidated entities, and the increase in investment income. Net earnings were negatively impacted by the decrease in gift card and packaged ticket breakage income recognized and the increase in the income tax provision.

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

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $133,504,000 and $80,974,000 during the six months ended June 30, 2013 and the twenty-six weeks ended June 28, 2012, respectively. The increase in cash flows provided by operating activities for the six months ended June 30, 2013 was primarily due to an the increase in net earnings and higher amounts of accounts payables associated with higher levels of business volume. We had working capital deficit as of June 30, 2013 and December 31, 2012 of $264,460,000 and $268,245,000, respectively. Working capital includes $142,240,000 and $171,122,000 of deferred revenues and income as of June 30, 2013 and December 31, 2012, respectively. We have the ability to borrow against our Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $138,487,000 on our Credit Facility to meet these obligations as of June 30, 2013.

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