Form 10-Q/A
period 2013-09-30
AMC ENTERTAINMENT INC
filed 2013-12-27
CIK 722077

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

Explanatory Note:    AMC Entertainment Inc. hereby amends Parts 1 and 2 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 ("Original Filing") to include amended Item 1. Financial Statements (unaudited) and Item 6. Exhibits to revise and generally conform the treatment of certain items in the financial statements of AMC Entertainment Inc. included in this Report on Form 10-Q/A to the previously filed financial statements of our parent, AMC Entertainment Holdings, Inc. ("Holdings"). Holdings' financial statements, which remain unchanged and are not affected by this report, were included in Amendment No. 6 to Holdings' Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 3, 2013.

        During the three months ended June 30, 2013, management identified adjustments necessary to correct the valuation allowance for deferred tax assets recognized when "push down" accounting was applied at the date of the Merger and to correct changes in the valuation allowance for deferred tax assets recognized subsequent to the Merger. The Company has modified its disclosures in Note 1-Prior Period Adjustments to indicate that the cumulative effect of the adjustment for the period from August 31, 2012 to December 31, 2012 has also been reflected in the Company's 10-K/A Amendment No. 2 for the Transition Period December 31, 2012. There was no impact on the consolidated statement of operations, net cash provided by operating activities or to the September 30, 2013 or December 31, 2012 balance sheets as a result of the above mentioned items or any impact on any period prior to August 31, 2012.

        The information contained in this Form 10-Q/A has not been updated to reflect other events, other than those identified above related to the restatement, occurring after November 8, 2013, the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Without limitation of the foregoing, this filing does not purport to update Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Original Filing of the September 30, 2013 Form 10-Q for any information, uncertainties, transactions, risks, events or trends known to management occurring subsequent to the filing of the original September 30, 2013 Form 10-Q. More current information is contained in the Company's other filings with the Securities and Exchange Commission.

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

        The Company adjusted for the cumulative effect in the carrying amount of other long-term liabilities for the error related to the successor period from August 31, 2012 through December 31, 2012 of $5,520,000 with an offsetting adjustment to accumulated deficit. This adjustment has also been reflected in the Company's 10-K/A Amendment No. 2 for the Transition Period ended December 31, 2012.

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

(2)
Intangible assets consist of a trademark and trade names, a non-compete agreement, management contracts, a contract with an equity method investee, and favorable leases. In general, the majority of the Company's asset value is comprised of real estate and fixed assets. Furthermore, the majority of the Company's theatres are operated via lease agreements as opposed to owning the underlying real estate. Therefore, any asset value related to leased real estate would exist only if the existing lease agreements were at below-market, or favorable, terms. Certain of the Company's leased locations were

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 2—MERGER (Continued)

  considered to be at favorable terms, and an intangible asset was ascribed for such lease agreements. However, the majority of lease agreements were considered to be at market terms. As a result, there is no owned real estate or lease intangible asset value ascribed to the majority of the Company's locations. In estimating the fair value of the favorable lease agreements, market rents were estimated for each of the Company's leased locations. If the contractual rents were considered to be below the market rent, a favorable lease agreement was valued by discounting the difference between the contractual rent and estimated market rates over the remaining lease term. Renewal options in the leases were also considered in determining the remaining lease term.

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

(5)
Represents a liability related to the sales of gift cards, packaged tickets and AMC Stubs™ memberships and rewards outstanding at August 30, 2012, recorded at fair value. The Company determined fair value for the gift cards and packaged tickets by removing the amount of unrecognized breakage income that was included in the deferred revenue amounts prior to the Merger. The Company made purchase accounting adjustments to reduce its deferred revenues for packaged tickets by $24,859,000 and gift cards by

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE 2—MERGER (Continued)

  $7,441,000 such that the Company would recognize a normal profit margin on its deferred revenues for the future redemptions of the sales that occurred prior to the Merger. The Company did not make any fair value adjustments to its deferred revenues related to AMC Stubs as a result of the Merger because deferred revenues for the annual memberships require performance by AMC in the future and there was not sufficient historical data to estimate amounts of future breakage for AMC Stubs rewards. AMC Stubs vested rewards expire after 90 days if unused and AMC Stubs progress rewards expire to the extent members do not renew their annual membership.

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

Cash Flows from Operating Activities

        Cash flows provided by (used in) operating activities, as reflected in the Consolidated Statements of Cash Flows, were $204,222,000, $(32,125,000) and $139,567,000 during the nine months ended September 30, 2013, the period August 31, 2012 through September 27, 2012, and the period December 30, 2011 through August 30, 2012, respectively. The increase in cash flows provided by operating activities for the nine months ended September 30, 2013 was primarily due to increases in net earnings, less decreases in accounts payables, increases in accounts receivable collections, and less decreases from gain on dispositions. We had working capital deficit as of September 30, 2013 and December 31, 2012 of $258,319,000 and $268,245,000, respectively. Working capital includes $136,407,000 and $171,122,000 of deferred revenues and income as of September 30, 2013 and December 31, 2012, respectively. We have the ability to borrow against our Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $138,498,000 on our Credit Facility to meet these obligations as of September 30, 2013.

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