Form 10-K
period 2013-12-31
AMC ENTERTAINMENT INC
filed 2014-03-04
CIK 722077

Use these links to rapidly review the document

Item 15. Exhibits, Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Registrant's telephone number, including area code: (913) 213-2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         AMC Entertainment Inc. is a voluntary filer and has not been subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 for the past 90 days.

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

         No voting stock of AMC Entertainment Inc. is held by non-affiliates of AMC Entertainment Inc.

Title of each class of common stock	Number of shares Outstanding as of February 14, 2014
Common Stock, 1¢ par value	1

The registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

AMC ENTERTAINMENT INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

INDEX

Forward Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. The words "forecast," "estimate," "project," "intend," "expect," "should," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

  •
  limited supply of motion pictures or delayed access to motion pictures;

  •
  level of motion picture production and performance of motion pictures in our markets;

  •
  risks and uncertainties relating to our significant indebtedness;

  •
  limitations on the availability of capital may prevent us from deploying strategic initiatives;

  •
  risks of poor financial results may prevent us from meeting our payment obligations;

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

  •
  our ability to achieve expected benefits and performance from our strategic theatre acquisitions and other strategic initiatives;

  •
  our ability to refinance our indebtedness on terms favorable to us;

  •
  failures or security breaches of our information systems;

  •
  our investment in and revenues from National Cinemedia, LLC ("NCM") may be negatively impacted by the competitive environment in which NCM operates;

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

PART I

Item 1.    Business

(a)   General Development of Business

        AMC Entertainment® Inc. ("AMC Entertainment," or "AMCE") is an intermediate holding company, which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("OpCo") and its subsidiaries, (collectively with AMCE, unless the context otherwise requires, "we", the "Company" or "AMC"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located primarily in the United States. AMCE is a wholly owned subsidiary of AMC Entertainment Holdings, Inc. ("Holdings").

        Initial Public Offering of Holdings:    On December 23, 2013, Holdings completed its initial public offering ("IPO") of 18,421,053 shares of Class A common stock at a price of $18.00 per share. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,631,579 shares of Class A common stock. As a result, the total IPO size was 21,052,632 shares of Class A common stock and the net proceeds were approximately $355,299,000 after deducting underwriting discounts and commissions and offering expenses. The net proceeds of the IPO were contributed by Holdings to AMCE.

        Wanda holds approximately 77.87% of Holdings' outstanding common stock and 91.35% of the combined voting power of Holdings' outstanding common stock as of December 31, 2013 and has the power to control Holdings' affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.

        Wanda Merger:    Wanda acquired Holdings on August 30, 2012 through a merger between Holdings and Wanda Film Exhibition Co. Ltd. ("Merger Subsidiary"), a wholly-owned indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Holdings with Holdings continuing as the surviving corporation and as a wholly-owned indirect subsidiary of Wanda (the "Merger"). Prior to the Merger, Holdings was privately owned by a group of private equity investors and related funds (collectively the "Sponsors"). The Merger consideration totaled $701,811,000, with $700,000,000 invested by Wanda and $1,811,000 invested by members of management. The estimated transaction value was approximately $2,748,018,000. Funding for the Merger consideration was obtained by Merger Subsidiary pursuant to bank borrowings and cash contributed by Wanda.

        In connection with the change of control due to the Merger, our assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, our financial statement presentations herein distinguish between a predecessor period ("Predecessor"), for periods prior to the Merger and a successor period ("Successor"), for periods subsequent to the Merger. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date, August 30, 2012. The consolidated financial statements presented herein are those of Successor from its inception on August 31, 2012 through December 31, 2013, and those of Predecessor for all periods prior to the Merger date. As a result of the application of "push down" accounting at the time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable. For additional information about the Merger, see Note—2 Merger to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

        General:    Our business was founded in Kansas City, Missouri in 1920. Holdings was incorporated under the laws of the state of Delaware on June 6, 2007 and AMCE was incorporated under the laws of the state of Delaware on June 13, 1983. We maintain our principal executive offices at One AMC Way, 11500 Ash Street, Leawood, Kansas 66211. Our telephone number at such address is (913) 213-2000. Our Internet address is www.amctheatres.com. The contents of our Internet website are not incorporated into this report.

        On November 15, 2012, we changed our fiscal year to a calendar year ending on December 31st of each year. Prior to the change, we had a 52/53 week fiscal year ending on the Thursday closest to the last day of March. All references to "fiscal year", except for fiscal 2013 or unless otherwise noted, refer to the fifty-two week fiscal year, which ended on the Thursday closest to the last day of March. The consolidated financial statements include the transition period of March 30, 2012 through December 31, 2012 ("Transition Period").

(b)   Financial Information about Segments

        We have identified one reportable segment for our theatrical exhibition operations. For information about our operating segment, see Note 17—Operating Segment to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

(c)   Narrative Description of Business

        We are one of the world's largest theatrical exhibition companies and an industry leader in innovation and operational excellence. We introduced Multiplex theatres in the 1960s and the North American stadium-seated Megaplex theatre format in the 1990s. Our field operations teams win recognition from national organizations like the Motion Picture Association of America and local groups in "Best of" competitions, while maintaining greater than 50% top-box customer satisfaction and industry leading theatre productivity metrics.

        As of December 31, 2013, we owned, operated or held interests in 345 theatres with a total of 4,976 screens primarily in North America. Our theatres are predominantly located in major metropolitan markets, which we believe give our circuit a unique profile and offer strategic and operational advantages. 40% of the U.S. population lives within 10 miles of one of our theatres. Our top five markets, in each of which we hold the #1 or #2 share position, are New York (43% share), Los Angeles (27%), Chicago (44%), Philadelphia (29%) and Dallas (28%). For the twelve months ended December 31, 2013, these five metro markets comprised 40% of our revenues and 37% of our attendance. Additionally we hold the #2 position by market share in the next five largest markets (San Francisco, Boston, Washington, D.C., Atlanta and Houston). Strategically, these markets and our theatres in them are diverse, operationally complex, and, in many cases, the scarcity of new theatre opportunities creates a significant competitive advantage for established locations against newcomers or alternative entertainment options.

        Across our entire circuit, approximately 200 million customers visited our theatres during each of the calendar years 2013 and 2012. According to publicly available information for our peers, during the calendar year ended December 31, 2013, our circuit led in revenues per patron ($13.80), average ticket price ($9.27) and food and beverage per patron ($3.95). For the same period, our attendance per screen (41,000) and admissions gross profit per screen ($179,200) were among the highest of our peers. We believe that it is the quality of our theatre locations and our customer-focused innovation that continue to drive improved productivity per location (which we measure as increases in attendance per location and/or food and beverage revenues per patron).

        We believe that our size, reputation, financial performance, history of innovation, strong major market presence and highly productive theatre circuit position us well for the future—a future where, after more than nine decades of business models driven by quantity of theatres, screens and seats, we believe the quality of the movie going experience will determine long term, sustainable success. We are improving the quality of the movie-going experience in ways that extend stay and capture a greater proportion of total movie-going spending in order to maximize the economic potential of each customer visit, create sustainable growth and deliver shareholder value.

        Our intention is to capitalize on this pivot towards quality by leveraging our extensive experience in best-in-class theatre operations, with the next wave of innovations in movie-going. We plan to continue investing in our theatres and upgrading the consumer experience to take greater advantage of incremental revenue-generating opportunities, primarily through an array of improved and differentiated customer experiences in more comfort & convenience, food & beverage, engagement & loyalty, sight & sound and targeted programming.

        The following table provides detail with respect to the geographic location of our theatrical exhibition circuit as of December 31, 2013:

Theatrical Exhibition	Theatres(1)	Screens(1)
California	44	660
Illinois	39	478
Texas	21	383
Florida	21	380
New Jersey	22	296
New York	24	266
Indiana	21	258
Georgia	12	179
Michigan	9	178
Colorado	12	166
Arizona	9	160
Washington	11	137
Pennsylvania	10	126
Ohio	8	119
Massachusetts	8	119
Missouri	9	119
Maryland	10	113
Virginia	7	113
Louisiana	7	99
Minnesota	6	96
North Carolina	4	77
Oklahoma	4	70
Wisconsin	4	63
Kansas	2	40
Nebraska	2	38
Connecticut	2	36
Iowa	2	31
District of Columbia	4	31
Nevada	2	28
Kentucky	1	20
Alabama	1	16
Arkansas	1	16
South Carolina	1	14
Utah	1	9
Canada	1	13
China (Hong Kong)(2)	2	13
United Kingdom	1	16

Total Theatrical Exhibition	345	4,976

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

        We were founded in 1920 and since then have pioneered many of the theatrical exhibition industry's most important innovations,. In addition, we have acquired some of the most respected companies in the theatrical exhibition industry, including Loews, General Cinema and Kerasotes. Our historic growth has been driven by a combination of organic growth and acquisition strategies, in addition to strategic alliances and partnerships that highlight our ability to capture innovation and value beyond the traditional exhibition space. For example:

  •
  In March 2011, we announced the launch of an innovative distribution company called Open Road Films along with another major theatrical exhibition chain. Open Road Films is a dynamic acquisition-based domestic theatrical distribution company that concentrates on wide-release movies. Their first film, Killer Elite, was released in September 2011. Subsequent releases through December 31, 2013 include The Grey, Silent House, Hit and Run, End of Watch, and Silent Hill: Revelation, A Haunted House, Side Effects, the Host, Jobs, Machete Kills, Homefront, and Justin Bieber's Believe.

  •
  In October 2011, we entered into an agreement with Union Square Events (a division of Union Square Hospitality Group) to develop service concepts, menu offerings, recipes and throughput processes for our Enhanced Food and Beverage strategic initiative. In addition to expanding menu options, this collaborative arrangement conceived our emerging concept, AMC Red Kitchen. AMC Red Kitchen emphasizes freshness, speed and convenience. Customers place their orders at a central station and the order is delivered to our customers at their reserved seats. We believe AMC Red Kitchen will become an important part of our food and beverage offerings.

  •
  In March 2005, we formed a joint venture with Regal Entertainment Group ("Regal") and combined our respective cinema screen advertising businesses into a company called National CineMedia, LLC ("NCM"), and in July 2005, Cinemark Holdings, Inc. ("Cinemark") joined NCM by contributing its cinema screen advertising business and, together with us and Regal, became "Founding Members" of NCM. As of December 31, 2013, we owned 19,052,770 common units in NCM, or a 15.01% ownership interest in NCM. All of our NCM membership units are redeemable for, at the option of NCM, cash or shares of common stock of National CineMedia, Inc. ("NCM, Inc."), on a share-for-share basis. The estimated fair market value of our units in NCM was approximately $380.3 million based on the closing price per share of NCM, Inc. on December 31, 2013 of $19.96 per share, see Note 7—Investments to the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. NCM operates an in-theatre digital network in the United States. NCM's primary activities that impact our theatres include advertising through its branded "First Look" pre-feature entertainment program, lobby promotions and displays.

    We believe that the reach, scope and digital delivery capability of NCM's network provides an effective platform for national, regional and local advertisers to reach an engaged audience. We receive a monthly theatre access fee for participation in the NCM network. In addition, we are entitled to receive mandatory quarterly distributions of excess cash from NCM.

  •
  In December 2013, NCM spun-off its Fathom Events business to a newly formed limited liability company AC JV, LLC ("AC JV"), owned 32% by each of the Founding Members and 4% by NCM. AC JV will focus exclusively on alternative content programming, including live and pre-recorded concerts, sporting events and other non-film entertainment.

  •
  We hold a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"), a joint venture charged with implementing digital cinema in our theatres, which has allowed us to substantially complete our planned digital deployments. Future digital cinema developments will be managed by DCIP, subject to certain approvals.

  •
  We own a 14.67% interest in DCDC Holdings, LLC ("DCDC"), a joint venture with certain other exhibitors and film distributors. DCDC was formed to develop a satellite distribution network for feature films and other digital cinema content. Approximately 2/3 of our locations are now equipped to receive content via the DCDC network and we expect to be fully deployed by the end of 2014.

        The following table sets forth our historical information, on a continuing operations basis, concerning new builds (including expansions), acquisitions and dispositions (including net construction closures) and end-of-period operated theatres and screens through December 31, 2013:

	New Builds		Acquisitions		Closures/Dispositions		Total Theatres
Fiscal Year	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens
Beginning balance							301	4,440
2009	5	66	—	—	7	60	299	4,446
2010	1	6	—	—	11	105	289	4,347
2011	1	14	95	960	33	359	352	4,962
2012	1	12	—	—	15	106	338	4,868
Transition period ended December 31, 2012	—	—	11	166	5	46	344	4,988
Calendar 2013	1	12	4	37	4	61	345	4,976

	9	110	110	1,163	75	737

        We have created and invested in a number of allied businesses and strategic initiatives that have created differentiated viewing formats and experiences, greater variety in food and beverage options and value appreciation for our company. We believe these initiatives will continue to generate incremental value for our Company in the future. For example:

  •
  To complement our deployment of digital technology, in 2006 we partnered with RealD to install its 3D enabled systems in our theatres. As of December 31, 2013, we had 2,232 RealD screens, including 17 AMC Prime/ETX screens. Additionally, we have 145 IMAX screens that are 3D enabled. During the year ended December 31, 2013, 3D films licensed by us in the U.S. have generated approximately 40% greater admissions revenue per person than the standard 2D versions of the same film, or approximately $3.48 additional revenue per ticket.

  •
  We are the world's largest IMAX exhibitor with 145 screens (all 3D- enabled) as of December 31, 2013. With a 45% market share in the U.S. (as of December 31, 2013), our IMAX screen count is nearly twice the screen count of the second largest U.S. IMAX exhibitor.

  •
  During fiscal 2010, we introduced our proprietary large-screen digital format, ETX, and as of December 31, 2013 we operated at 14 locations. ETX features wall-to-wall screens that are 20% larger than traditional screens, a custom sound system that is three times more powerful than a traditional auditorium, and 3D-enabled digital projection with twice the clarity of high definition. We charge a premium price for the ETX experience, which for the year ended December 31, 2013, produced approximately 61% greater admissions revenue than standard 2D versions of the same movie, or approximately $5.34 additional revenue per ticket.

  •
  In our ongoing effort to provide a premium sight and sound experience, in 2013 we developed AMC Prime—a concept that further enhances the movie-going experience on all sensory levels: state of the art sound design, a crisp, clear picture, and a comfortable power recliner complete with transducers that allow the guest to "feel" the action. This second generation proprietary large screen format (PLF) takes the best of ETX and makes it better. We believe the sight, sound, and aesthetic upgrades, including the power recliner, will command a premium ticket price that is higher than ETX. AMC Prime was introduced in three locations in 2013.

  •
  Our tickets are currently on sale over the Internet at the AMC website, Fandango® and Movietickets.com®. During calendar 2013, our Internet ticketing services sold approximately 20.4 million tickets for us. We believe there is additional upside in our future Internet ticketing service alliances which would provide consumers with mobile ticketing applications and integration with our digital marketing programs.

        Consistent with our history and culture of innovation, we believe we have pioneered a new way of thinking about theatrical exhibition: as a consumer entertainment provider. This vision, which introduces a strategic and marketing overlay to traditional theatrical exhibition, has been instrumental in driving and redirecting our future strategy.

        The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX and our proprietary AMC Prime and ETX, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit on December 31, 2013:

Format	Theatres	Screens
Digital	335	4,852
3D enabled	335	2,232
IMAX (3D enabled)	144	145
AMC Prime/ETX (3D enabled)	17	17
Dine-in theatres	11	182
Premium seating	35	396

Our Strategy: The Customer Experience Leader

        Through most of its history, movie-going has been defined by product—the movies themselves. Yet, long term significant, sustainable changes in the economics of the business and attendance patterns have been driven by improvements to the movie-going experience, not the temporary ebb and flow of product. The introduction of Multi- and then Megaplexes, with their then-modern amenities and stadium seats, for example, changed the landscape of the industry.

        We believe the industry is in the early stages of once again significantly upgrading the movie-going experience, and this shift towards quality presents opportunities to those who are positioned to capitalize on it. As is our custom, we intend to be a leader in this change, with consumer-focused innovations that improve productivity, maximize revenue-generation per patron visit and, in turn, drive, shareholder value.

        Our strategic objective is very straightforward: we intend to be the customer experience leader. We aim to maintain and increase our leadership position and competitive advantage through the following five tightly defined strategies:

        1) More Comfort & Convenience—We believe that in an era of jam-packed, busy schedules and stressful lives, movie-going, more than ever, represents an easy, familiar escape. Against that reality, we believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve customer relevance.

        Three specific initiatives help us deliver more comfort and convenience to our customers. The most impactful so far, as measured by improved customer satisfaction, economic and financial metrics, is recliner re-seats. Along with these physical plant transformations, open-source internet ticketing and reserved seating help us shape and adapt our circuit to meet and exceed our customers' expectations.

        Recliner re-seats are the key feature of full theatre renovations. These exhaustive theatre renovations involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline—at the push of a button. The renovation process typically involves losing 64% seating capacity. In the process of doing a re-seat, where three rows of seats may have existed in the past, only one will exist now and as the recliners are typically six to ten inches wider than a conventional seat, more seats are lost. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving, on average, a 80% increase in attendance at these locations. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. Starting with one 12-screen theatre a little over two years ago, as of December 31, 2013 we now feature recliners re-seats in 35 theatres or 396 screens. During 2014, we expect to convert an additional 15 to 20 locations.

        Rebalancing of the new supply-demand relationship created by recliner re-seats presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

        Open-source internet ticketing makes all our seats (over 915,000) in all our theatres and auditoriums for all our showtimes (approximately 21,000 per day) as available as possible, on as many websites as possible. This is a significant departure from the prior ten-year practice, when tickets to any one of our buildings were only available on one website. In the two years since we exercised our right to end exclusive contracts, internet tickets sold as a percentage of total tickets sold has increased significantly from approximately 5.5% to 10.3%. We believe increased online access is important because it captures customers' purchase intent more immediately and directly than if we had to wait until they showed up at the theatre box office to make a purchase. Once our customers buy a ticket, they are less likely to change their mind. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to overperform to larger capacity or more auditoriums, thereby maximizing yield.

        Reserved seating, now fully implemented in 63 of our busiest theatres, allows our customers to choose a specific seat in advance of the movie. We believe that knowing there is a specifically chosen seat waiting for a show that promises to be a sellout is comforting to our customers, and removes anxiety around the experience. We believe reserved seating will become increasingly prevalent to the point of being a pre-requisite in the medium-term future.

        We believe the comfort and personal space gains from recliner re-seats, coupled with the immediacy of demand captured from open-source internet ticketing and the anxiety removal of reserved seating make a powerful economic combination for us that none of our peer set is exploiting as aggressively as we are.

        2) Enhanced Food & Beverage—Popcorn and soft drinks are as integral a part of the movie-going experience as the movies themselves. Yet, approximately one third of our 200 million annual customers do not purchase food or a beverage. At AMC, our food and beverage program is designed to address this opportunity. In order to increase the percentage of customers purchasing food and beverage as well as increase sales per patron, we have developed food and beverage concepts that expand selection and service offerings. These concepts range from a broader range of post-pay shopping (Marketplace and Marketplace Express) to liquor (MacGuffins) to the vastly innovative and complex (Dine-In Theatres). This array of concepts, progressively more innovative and capital intensive, creates further service and selection across a range of theatre types and attendance levels and allows us to satisfy more customers and more, different customer needs and generate additional revenues.

  •
  Designed for higher volume theatres, Marketplace vastly expands menu offerings as well as delivers a more customer engaging, post-pay shopping experience. Today we operate these flexible, highly popular concepts across a wide range of asset types and attendance levels. Marketplaces feature grab-and-go and self-serve food and beverages, including Coke Freestyle®, which puts our customers in charge with over 120 drink flavor options in a compact footprint. AMC's operational excellence and history of innovation allowed us first-mover advantage on this new technology, which today is deployed in 65 of our theatres and, we anticipate, will be in all of our circuit by mid-2015. We find that when customers are allowed to browse and choose, overall satisfaction goes up and they spend more. Our food and beverage revenues per patron ("FBPP") improves on average $0.14 when a Marketplace is added to a theatre. We now operate 15 Marketplaces with plans to install as many as 5 to 10 more in 2014.

  •
  MacGuffins Bar & Lounges give us a fresh opportunity to engage our over-21 customers. We believe that few innovations have won over the adult movie goer more decisively than our full service bars featuring premium beers, wines and liquors. Extremely versatile in design with a significant impact on theatre economics, MacGuffins is our fastest growing idea in the enhanced food and beverage space. As of December 31, 2013, we have deployed 55 MacGuffins, and with their impressive average, incremental FBPP of $0.30, we are moving quickly to install an additional 15 to 20 MacGuffins during 2014. Due to our success in operating MacGuffins, we believe we can leverage our substantial experience when it comes to permitting, installing and commissioning these improvements.

  •
  At the top of the scale are our Dine-In Theatres.Dine-In Theatres are full restaurant operations, giving our customers the ultimate dinner-and-a-movie experience all at a single seat. Compressing by almost half what would otherwise be a four or five hour, multi-destination experience, young people and adults alike are afforded a huge convenience, which puts the idea of going to a movie much more in play. We currently operate 11 Dine-In Theatres in any combination of two formats: Cinema Suites, with a full chef-inspired menu and seat-side service in plush, mechanical recliners and Fork and Screens, with a casual menu in a more family-friendly atmosphere. At our eleven locations that were open prior to January 1, 2011, FBPP grew by 158% and revenues grew by 53%. Today, Dine-In Theatres represent 3% of our total theatres but generated 9% of our circuit-wide food and beverage revenues. We plan to add two to three Dine-In Theatre locations in 2014.

  •
  Building on the success of our full-service Dine-In Theatres, we are under construction with an emerging concept, AMC Red Kitchen. AMC Red Kitchen emphasizes freshness, speed and convenience. Customers place their orders at a central station and the order is delivered to our customers at their reserved seat. AMC Red Kitchen was developed in conjunction with Union Square Events (a division of Union Square Hospitality Group). Like our other food and beverage concepts, we believe that AMC Red Kitchen will become an important part of our toolkit. We plan to add one to two AMC Red Kitchen locations in 2014.

        In this most important area of profitability for any exhibition circuit, we believe that our ability to innovate concepts, adapt those concepts to specific buildings and generate incremental revenue differentiates us from our peers and provides us with a competitive advantage. This is in part due to our core geographic markets' larger, more diverse and more affluent customer base; in part due to our management team's demonstrated and extensive experience in food, beverages and hospitality, and in part due to our three-plus year head start in this difficult to execute space.

        We believe significant financial opportunities exist as we have a substantial pipeline of investments to take advantage of incremental attendance-generating and revenue-generating prospects by deploying building-by-building solutions from a proprietary menu of proven, customer-approved food and beverage concepts.

        3) Greater Engagement & Loyalty—We believe that in the theatrical exhibition business, as in all consumer-oriented businesses, engagement and loyalty are the hallmarks of winning organizations.

        Our brand is the most recognizable in the business, with over 80% awareness in the United States according to an Ipsos Omnibus survey completed July 2013—far above any competitor. We build on that strength by seeking engagement and loyalty from our customers in four measurable, specific and inter-related ways. At the top of the pyramid is AMC Stubs®, the industry's most sophisticated loyalty program. At the base of the pyramid are our mobile apps, website (www.amctheatres.com) and social media outreach, which combined seek to drive engagement to levels unprecedented in the movie exhibition industry. We believe there is incremental attendance potential to be gained from avid movie-goers who generate a disproportionate share of industry revenues and who state that the quality of the movie-going experience directly influences their movie-going habits.

  •
  AMC Stubs® is the industry's first program of its kind. Fee-based (consumers pay $12/year to belong), it rewards loyalists with in-theatre value ($10 for every $100 spent) instead of hard to track "points". The program is fully automated and user-friendly from a customer perspective. As of December 31, 2013 we had 2.6 million member households, which represent approximately 20% of our total weekly box office revenues. Transaction data from this loyal customer base are mined for consumer insights that are used to develop targeted, relevant customer offers, leading to increased attendance and sales. The program increases switching costs (the negative monetary (annual fee) and psychological (lost reward potential) costs associated with choosing a competitive theatre exhibitor), especially for those patrons located near competitors' theatres. We believe that increased switching costs, dissuade customers from choosing a competitor's theatre and lead to higher loyalty.

  •
  Our www.amctheatres.com state-of-the-art website leverages adaptive technology that optimizes the users' experience regardless of platform (phone, tablet, laptop, etc.) and has nearly 9.75 million visits per month, with peak months over 13.7 million, generating up to almost 300 million page visits per year. The website generates ticket sales and higher conversion rates by simplifying customers' purchasing decision and process.

  •
  The AMC mobile apps, available for iOS, Android and Windows devices, have been downloaded nearly 2.5 million times since launch, generating almost a half million sessions per week. This convenient way to purchase tickets also features Enhanced Maps, which allows customers to browse for their nearest AMC theatre or favorite AMC theatre amenity, Mobile Gift Cards, which allows for last minute gifting directly from the mobile phone, and My AMC, which allows customers to generate a personalized movie queue of coming releases.

  •
  On the social media front, our Facebook 'Likes', recently at 4.45 million and growing, are more than all our peer competitors counts combined. We are similarly engaged on Twitter (over 230,000 followers), Pinterest (6,000 followers), Instagram (14,000 followers) and YouTube (136,000 subscribers). Our participation in these social networks keeps movie-going top of mind and allows targeted campaigns and offers with clear 'calls to action' that generate incremental attendance and incremental revenues per patron.

        The competitive advantage in greater customer engagement and loyalty includes the ability to use market intelligence to better anticipate customers' needs and desires and to capture incremental share of entertainment dollars and time. Observing actual (not self-reported or aspirational) behaviors through AMC Stubs® is an asset leveraged by AMC, its suppliers and partners.

        4) Premium Sight & Sound—At its core, our business is a visual and aural medium. The quality of projection and sound is therefore mission critical, and has improved significantly with the advent of digital systems. As of December 31, 2013, our conversion to these digital systems is substantially complete and 4,852, or 98%, of our screens employ state-of-the-art Sony 4K or similar digital projectors. Importantly, the digital conversions enabled 3D exhibition, and as of December 31, 2013, 2,377 screens (48% of total) are so enabled with at least one 3D enabled screen in 97% of our locations.

        In sight and sound, we believe that size is critical in our customers' decision-making. Consistent with this belief, we are the world's largest IMAX exhibitor, with 145 screens, all 3D-enabled, with nearly twice the screen count of our closest competitor and representing a 45% market share in the United States (as of December 31, 2013). In addition, we currently have our own private label large format, marketed as ETX, in 14 locations (also all 3D enabled) and have recently introduced AMC Prime in three locations. Combined, these 162 screens represent only 3% of our total screens and 8% of our total box office revenues.

        The premium sight and sound experiences—3D, ETX and IMAX—give our customers more options and earn incremental pricing from our customers. On average, pricing premiums currently amount to $4.34 per patron, driving better economics for us and the Hollywood studios while also delivering our audience a superior experience. For context, box office gross profit for patron on premium formats averages 15% more than gross profit per patron for conventional 2D formats. We anticipate increasing our premium large-format screen count by 5 to 10 screens in 2014.

        Further, we do not expect technology advances to cease. Sound quality, for example, continues to improve, as our recent tests of Dolby ATMOS demonstrate (AMC theatres were among the very few selected for pilot tests). And, laser projection technology, the next level in clarity, brightness and sharpness, is evolving as well. While all of these will require some level of capital investments, the promise of strong customer relevance is significant.

        5) Targeted Programming—The core of our business, historically and now, is Hollywood movies. We play all varieties, from adrenaline-filled action movies to heart-warming family films, laugh out loud comedies and terrifying horror flicks. We play them in 2D, 3D, IMAX, ETX, AMC Prime and even closed captioned and sometimes with subtitles. If a movie is commercially available, it is likely to be playing at an AMC theatre today or tonight, because we schedule shows in the morning, afternoon and even at midnight or later, just to make sure it is convenient for our customers.

        Increasingly, we are playing movies and other content originating from more sources. We believe that as diversity grows in the United States, the ability to adapt and target programming for a fragmented audience will grow increasingly critical. We believe this is something we already do very well. As measured by an Insight Strategy Group survey conducted November 2011, approximately 51% of our audience was Latino or African American. Latino families are Hollywood's, and our, best customers. They go to the movies 6.4x per year (56% more than average), and 65% of Latinos live within 20 miles of an AMC theatre.

        For movies targeted at these diverse audiences, we frequently experience attendance levels greater than our average, national market share. For example, AMC recently captured 28% market share of the 2013 Spanish-titled movie Instructions Not Included. AMC produced a box office of over $9 million and an average market share for AMC over 23% during the twelve months ended December 31, 2013 for independent films made for African American audiences. Additionally, during the twelve months ended December 31, 2013, we exhibited 84 Bollywood movies in 61 theatres capturing an above average 40% market share and generating $11.4 million in box office revenues. Given the population growth patterns from the last US census, we believe that our ability to effectively serve these communities will help strengthen our competitive position.

        Through AMC Independent, we have also reached into the independent (or "indie") production and distribution community. Growing quickly, from its inception three years ago, we played 222 films during the twelve months ended December 31, 2013 from this very creative community, generating $47 million in U.S. box office revenue.

        Open Road Releasing, LLC ("Open Road Releasing") operator of Open Road Films, LLC ("Open Road Films"), our joint venture with another major exhibitor, is similarly an effort to grow our sources of content and provide access to our screens for content that may not otherwise find its way there.

        We believe AMC is a vital exhibitor for Hollywood studios and for independent distributors because we generate more box office revenue per theatre and provide stronger in-theatre and online promotional exposure for movies. Theatres are a content owner's highest quality revenue stream, because every customer pays every time they watch the content. Among all theatres, AMC's venues are the most valuable to content owners. Due to the studios' fixed distribution cost per licensed film, their product is never more productive than at an AMC theatre. When our scale and Wanda's growth are taken into account, AMC is the most efficient and effective partner a content owner has.

Our Competitive Strengths

        We believe we have the following competitive strengths:

        Leading Market Share in Important, Affluent & Diverse Markets—Across the country's three biggest metropolitan markets—New York, Los Angeles and Chicago, representing 18% of the country's total box office—we hold a 36% combined market share. We have theatres located in 24 of the top 25 U.S. markets, holding the #1 or #2 position in 20 of those markets based on box office revenue. On any given weekend, half of the top ten theatres for the #1 opening movie title in the United States are AMC theatres. We believe our strong presence in these top markets makes our theatres highly visible and therefore strategically more important to content providers, who rely on the large audiences and marketing momentum provided by major markets to drive opinion-making and deliver a movie's overall box office results.

        Our customers are concentrated in major metropolitan markets and are generally more affluent and culturally diverse than those in smaller markets. There are inherent complexities in effectively and efficiently serving them. In some of our more densely populated major metropolitan markets, there is also a scarcity of attractive retail real estate opportunities. Taken together, these factors solidify our market share position. Further, our history and strong presence in these markets have created a greater opportunity to introduce our enhanced customer experience concepts and exhibit a broad array of programming and premium formats, all of which we believe drive higher levels of attendance and higher revenues at our theatres.

        Well Located, Highly Productive Theatres—Our theatres are generally located in the top retail centers across the United States. We believe this provides for long-term visibility and higher productivity, and is a key element in the success of our Enhanced Food & Beverage and More Comfort & Convenience initiatives. Our location strategy, combined with our strong major market presence and our focus on a superior customer experience, enable us to deliver industry-leading theatre-level productivity. During the twelve months ended December 31, 2013, eight of the ten highest grossing theatres in the United States were AMC theatres. During the same period our average total revenues per theatre were $8.1 million. This per unit productivity is important not only to content providers, but also to developers and landlords, for whom per location and per square foot sales numbers are critical measures. The net effect is a close relationship with the commercial real estate community, which gives us first-look and preferred tenant status on emerging opportunities.

        Selectively Participating in a Consolidating Industry—Throughout the last two decades, AMC has been an active participant in our industry's consolidation. In that span, we have acquired and successfully integrated Loews, General Cinema, Kerasotes and more recently, select operations of Rave Digital Media and Rave Review Cinemas. We intend to remain an active participant in consolidation, and selectively pursue acquisitions where the characteristics of the location, overall market and facilities further enhance the quality of our theatre portfolio.

        Additionally, our focus on improving the customer experience and our strong relationships with landlords and developers have provided opportunities to expand our footprint in existing markets by acquiring competitors' existing theatres at the end of their lease term at little or no cost. We believe that our More Comfort & Convenience and Enhanced Food & Beverage concepts have high appeal to landlords wanting to increase traffic and sales in their retail centers. These "spot acquisitions" have given us the ability to bolster our presence in existing markets at relatively low cost and more quickly (weeks, months) as compared to new builds (months, years).

        Substantial Operating Cash Flow—For the year ended December 31, 2013, the period from August 31, 2012 to December 31, 2012, the period from March 30, 2012 through August 30, 2012 and the fiscal year ended March 29, 2012 our net cash provided by operating activities totaled $357.3 million, $73.9 million, $79.5 million and $197.3 million, respectively. We believe that our strategic initiatives, highly productive theatre circuit and continued focus on cost control will enable us to generate sufficient cash flow provided by operating activities to execute our strategy, to grow our revenues, maintain our facilities, service our indebtedness and pay dividends to our stockholders.

        Experienced and Dynamic Team—Our senior management team, led by Gerardo (Gerry) Lopez, President and Chief Executive Officer, has the expertise that will be required to transform movie-going from a commodity to a differentiated entertainment experience. A dynamic and balanced team of executives combines long-tenured leaders in operations, real estate and finance who contributed to building AMC's hard earned reputation for operations excellence with creative entertainment and restaurant industry executives in marketing, programming and food & beverage who bring to AMC business acumen and experience that support innovation in theatrical exhibition.

        In connection with our IPO, we implemented a significant equity based compensation plan that intends to align management's interests with those of our shareholders and will provide additional retention incentives.

        In July 2013, we relocated our Theatre Support Center to a new, state-of-the-art facility in Leawood, Kansas. With a technology platform that provides for real-time monitoring of AMC screens across the country and a workplace conducive to collaboration and teamwork, our management team has the organization well aligned with its strategy.

        Furthermore, we believe that our people, the nearly 20,600 AMC associates, constitute an essential strength of our Company. They strive to make movie-going experiences at AMC always a treat. Our auditoriums offer clear and bright projection, our food is hot and our drinks are cold. Our doors, lobbies, hallways and bathrooms are clean and we select and train our people to make smiles happen. We create events and want our customers to always feel special at an AMC theatre. This is an experience delivered almost 200 million times a year.

        Over the past three years together, this group has enhanced quality and increased variety at our food & beverage stands, introduced in-theatre dining options in many markets, launched our industry-leading loyalty program, AMC Stubs, and achieved our Company's highest ever ratings for top-box overall customer satisfaction. We feel like this is only the beginning.

        Key Strategic Shareholder—In August 2012, Holdings was acquired by Wanda, one of the largest, privately-held conglomerates in China and post IPO remains our single largest shareholder with a 77.87% ownership stake. In addition to its core business as a prominent developer and owner of commercial real estate, Wanda also owns related businesses in entertainment, hospitality and retail. Wanda is the largest theatre exhibition operator in China through its controlling ownership interest in Wanda Cinema Line. The combined ownership and scale of AMC and Wanda Cinema Line, has enabled us to enhance relationships and obtain better terms from important food & beverage, lighting and theatre supply vendors, and to expand our strategic partnership with IMAX. Wanda and AMC are also working together to offer Hollywood studios and other production companies valuable access to our industry-leading promotion and distribution platforms, with the goal of gaining greater access to content and playing a more important role in the industry going forward. Wanda is controlled by its chairman, Mr. Jianlin Wang.

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

        During the period from 1990 to 2012, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 677 in 2012, according to the Motion Picture Association of America 2012 Theatrical Market Statistics and prior reports.

        North American film distributors typically establish geographic film licensing zones and license on a film-by-film basis to one theatre in each zone. In film zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. In competitive zones, where we compete with one or more exhibitors to secure film, distributors generally allocate their films to the exhibitors located in that area based on screen capacity, grossing potential, and licensing terms. As of December 31, 2013, approximately 93% of our screens in the United States were located in film licensing zones where we are the sole exhibitor and we generally have access to all widely distributed films.

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

        There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Paramount Pictures, Twentieth Century Fox, Warner Bros. Distribution, Buena Vista Pictures (Disney), Sony Pictures Releasing, Universal Pictures, and Lionsgate. Films licensed from these distributors accounted for approximately 85% of our admissions revenues for the year ended December 31, 2013. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In calendar 2013, our largest single distributor accounted for 17.2% of our box office admissions.

Food & Beverage

        Food & beverage sales are our second largest source of revenue after box office admissions. Food & beverage items include popcorn, soft drinks, candy, hot dogs, premium food & beverage items, specialty drinks (including premium beers, wine and mixed drinks), healthy choice items and made to order hot foods including menu choices such as curly fries, chicken tenders and mozzarella sticks. Different varieties of food & beverage items are offered at our theatres based on preferences in that particular geographic region. As of December 31, 2013, we have implemented dine-in theatre concepts at 11 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area.

        Our strategy emphasizes prominent and appealing food & beverage counters designed for rapid service and efficiency, including a customer friendly grab and go experience. We design our megaplex theatres to have more food & beverage capacity to make it easier to serve larger numbers of customers. Strategic placement of large food & beverage stands within theatres increases their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the food & beverage stands.

        We negotiate prices for our food & beverage products and supplies directly with food & beverage vendors on a national or regional basis to obtain high volume discounts or bulk rates and marketing incentives.

        Our entertainment and dining experience at certain theatres features casual and premium upscale dine-in theatre options as well as bar and lounge areas.

Employees

        As of December 31, 2013, we employed approximately 900 full-time and 19,700 part-time employees. Approximately 52% of our U.S. theatre associates were paid the minimum wage. Substantially all of our employees are employed at OpCo.

        Fewer than 2% of our U.S. employees are represented by unions. We believe that our relationships with these unions are satisfactory. We consider our employee relations to be good.

Theatrical Exhibition Industry and Competition

        Movie going is embedded in the American social fabric. For over 100 years people young and old, of all races and socio-economic levels, have enjoyed the entertainment that motion pictures offer.

        In the United States, the movie exhibition business is large, stable and mature. While in any given calendar quarter the quantity and quality of movies can drive volatile results, box office revenues have advanced from 2011 to 2013. Calendar year 2013 was, in fact, the industry's best ever, in terms of revenues, with box office revenues of $10.9 billion (0.8% growth over 2012), and with over 1.3 billion admissions in the U.S. and Canada.

        The movie exhibition business has survived the booms and busts of economic cycles and has adapted to myriad changes in technology and customer behavior. There is great value for the entertainment dollar in movie going, and no replacement has been invented for the escape and fun that a night at the movies represents.

        We believe the exhibition business is in the early stages of a transition. After decades of economic models driven by quantity (number of theatres, screens and seats), we believe it is the quality of the movie going experience that will define future success. Whether through enhanced food and beverage options (Food & Beverage Kiosks, Marketplaces, Coke Freestyle, MacGuffins or Dine-in Theatres), more comfort and convenience (recliner re-seats, open-source internet ticketing, reserved seating), engagement and loyalty (AMC Stubs, open-source internet ticketing, mobile apps, social media) or sight and sound (digital projectors, 3D, our own AMC Prime and ETX format or IMAX), it is the ease of use and the amenities that these innovations bring to customers that we believe will drive sustained profitability in the years ahead. As this transition accelerates, we believe movie exhibition's attraction as an investment will grow.

        The following table represents information about the exhibition industry obtained from the National Association of Theatre Owners ("NATO") and Box Office Mojo.

Calendar Year	Box Office Revenues (in millions)	Attendance (in millions)	Average Ticket Price	Number of Theatres	Indoor Screens
2013	$10,921	1,343	$8.13	5,281	39,264
2012	10,837	1,361	7.96	5,317	39,056
2011	10,174	1,283	7.93	5,331	38,974
2010	10,566	1,339	7.89	5,399	38,902
2009	10,596	1,413	7.50	5,561	38,605
2008	9,631	1,341	7.18	5,403	38,201
2007	9,664	1,405	6.88	5,545	38,159
2006	9,210	1,406	6.55	5,543	37,765
2005	8,841	1,379	6.41	5,713	37,040

        According to the most recently available information from NATO, there are approximately 1,359 companies competing in the U.S./Canada theatrical exhibition industry, approximately 669 of which operate four or more screens. Industry participants vary substantially in size, from small independent operators to large international chains. Based on information obtained from Rentrak, we believe that the four largest exhibitors (in terms of box office revenue) generated approximately 62% of the box office revenues in 2013. This statistic is up from 35% in 2000 and is evidence that the theatrical exhibition business in the United States has been consolidating.

        Our theatres are subject to varying degrees of competition in the geographic areas in which they operate. Competition is often intense with respect to attracting patrons, licensing motion pictures and finding new theatre sites. Where real estate is readily available, it is easier to open a theatre near one of our theatres, which may adversely affect operations at our theatre. However, in certain of our densely populated major metropolitan markets, we believe a scarcity of attractive retail real estate opportunities enhances the strategic value of our existing theatres. We also believe the complexity inherent in operating in these major metropolitan markets is a deterrent to other less sophisticated competitors, protecting our market share position.

        The theatrical exhibition industry faces competition from other forms of out-of-home entertainment, such as concerts, amusement parks and sporting events, and from other distribution channels for filmed entertainment, such as cable television, pay-per-view and home video systems, as well as from all other forms of entertainment.

        Movie-going is a compelling consumer out-of-home entertainment experience. Movie theatres currently garner a relatively small share of overall consumer entertainment time and spend, leaving significant room for further expansion and growth in the United States. In addition, our industry benefits from available capacity to satisfy additional consumer demand without capital investment.

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

Significant Acquisitions and Dispositions

        In December 2012, we completed the acquisition of 4 theatres and 61 screens from Rave Review Cinemas, LLC and 6 theatres and 95 screens from Rave Digital Media, LLC. On May 24, 2010, we completed the acquisition of 92 theatres and 928 screens from Kerasotes. Additionally, during the fourth quarter of our fiscal year ended March 31, 2011, management decided to permanently close 73 underperforming screens and auditoriums. For more information on both of these acquisitions and the screen closures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Events."

        We have divested of the majority of our investments in international theatres in Canada, UK, Japan, Hong Kong, Spain, Portugal, France, Argentina, Brazil, Chile, and Uruguay over the past several years as part of our overall business strategy.

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

(d)   Financial Information About Geographic Areas

        For information about the geographic areas in which we operate, see Note 17—Operating Segment to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K. During the year ended December 31, 2013, revenues from our continuing theatre operations outside the United States accounted for less than 1% of our total revenues. There are significant differences between the theatrical exhibition industry in the United States and in these international markets.

(e)   Available Information.

        We make available free of charge on our website (www.amctheatres.com) under "Corporate Info" / "Investor Relations"/"SEC Filings," annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission. The contents of our Internet website are not incorporated into this report. In addition, the public may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

Executive Officers

        The following table sets forth certain information regarding our executive officers as of February 14, 2014:

Name	Age	Position(s) Held
Gerardo I. Lopez	54	Chief Executive Officer, President and Director (Holdings and AMCE)
Craig R. Ramsey	62	Executive Vice President and Chief Financial Officer (Holdings and AMCE)
Elizabeth Frank	44	Executive Vice President, Chief Content & Programming Officer (Holdings and AMCE)
John D. McDonald	56	Executive Vice President, U.S. Operations (Holdings and AMCE)
Mark A. McDonald	55	Executive Vice President, Global Development (Holdings and AMCE)
Stephen A. Colanero	47	Executive Vice President and Chief Marketing Officer (Holdings and AMCE)
Kevin M. Connor	51	Senior Vice President, General Counsel and Secretary (Holdings and AMCE)
Chris A. Cox	48	Senior Vice President and Chief Accounting Officer (Holdings and AMCE)
Christina Sternberg	42	Senior Vice President, Corporate Strategy and Communications (Holdings and AMCE)
Carla Sanders	48	Senior Vice President, Human Resources (Holdings and AMCE)

        All our current executive officers hold their offices at the pleasure of our board of directors, subject to rights under their respective employment agreements in some cases. There are no family relationships between or among any executive officers, except that Messrs. John D. McDonald and Mark A. McDonald are brothers.

        Mr. Gerardo I. Lopez has served as Chief Executive Officer, President and a Director of AMC since March 2009. Prior to joining the Company, Mr. Lopez served as Executive Vice President of Starbucks Coffee Company and President of its Global Consumer Products, Seattle's Best Coffee and Foodservice divisions from September 2004 to March 2009. Prior thereto, Mr. Lopez served as

President of the Handleman Entertainment Resources division of Handleman Company from November 2001 to September 2004. Mr. Lopez also serves on the boards of directors of Recreational Equipment, Inc., Brinker International, DCIP and Open Road Releasing. Mr. Lopez holds a B.S. degree in Marketing from George Washington University and a M.B.A. in Finance from Harvard Business School. Mr. Lopez has over 28 years of experience in marketing, sales and operations and management in public and private companies. His prior experience includes management of multi-billion-dollar operations and groups of over 2,500 associates.

        Mr. Craig R. Ramsey has served as Executive Vice President and Chief Financial Officer of AMC since April 2002. Mr. Ramsey served as Secretary of the Company from April 2002 until April 2003. Mr. Ramsey served as Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer from August 1998 until May 2002. Mr. Ramsey served as Vice President, Finance from January 1997 to August 1998, and prior thereto, Mr. Ramsey had served as Director of Information Systems and Director of Financial Reporting since joining AMC in February 1995. Mr. Ramsey has over 30 years of experience in finance in public and private companies. Mr. Ramsey serves on the board of directors for Open Road Releasing and NCM. Mr. Ramsey holds a B.S. degree in Accounting and Business Administration from the University of Kansas.

        Ms. Elizabeth Frank has served as Executive Vice President, Chief Content & Programming Officer for AMC since July 2012. Between August 2010 and July 2012, Ms. Frank served as Senior Vice President, Strategy and Strategic Partnerships. Prior to joining AMC, Ms. Frank served as Senior Vice President of Global Programs for AmeriCares. Prior to AmeriCares, Ms. Frank served as Vice President of Corporate Strategic Planning for Time Warner Inc. Prior to Time Warner Inc., Ms. Frank was a partner at McKinsey & Company for nine years. Ms. Frank serves on the board of directors of Open Road Releasing. Ms. Frank holds a Bachelor of Business Administration degree from Lehigh University and a Masters of Business Administration from Harvard University.

        Mr. John D. McDonald has served as Executive Vice President, U.S. Operations of AMC since July 2009. Prior to July 2009, Mr. McDonald served as Executive Vice President, U.S. and Canada Operations effective October 1998. Mr. McDonald served as Senior Vice President, Corporate Operations from November 1995 to October 1998. Mr. McDonald is a member of the National Association of Theatre Owners Advisory board of directors, Chairman of the Technology Committee for the National Association of Theatre Owners, and member of the board of directors for DCIP. Mr. McDonald has successfully managed the integration for the Gulf States, General Cinema, Loews, and Kerasotes mergers and acquisitions. Mr. McDonald attended California State Polytechnic University where he studied economics and history.

        Mr. Mark A. McDonald has served as Executive Vice President, Global Development since July 2009 of AMC. Prior thereto, Mr. McDonald served as Executive Vice President, International Operations from December 1998 to July 2009. Prior thereto, Mr. McDonald had served as Senior Vice President, Asia Operations since November 1995. Mr. McDonald holds a B.A. degree from the University of Southern California and a M.B.A. from the Anderson School at University of California Los Angeles.

        Mr. Stephen A. Colanero has served as Executive Vice President and Chief Marketing Officer of AMC since December 2009. Prior to joining AMC, Mr. Colanero served as Vice President of Marketing for RadioShack Corporation from April 2008 to December 2009. Mr. Colanero also served as Senior Vice President of Retail Marketing for Washington Mutual Inc. from February 2006 to August 2007 and as Senior Vice President, Strategic Marketing for Blockbuster Inc. from November 1994 to January 2006. Mr. Colanero holds a B.S. degree in Accounting from Villanova University and a M.B.A. in Marketing and Strategic Management from The Wharton School at the University of Pennsylvania.

        Mr. Kevin M. Connor has served as Senior Vice President, General Counsel and Secretary of AMC since April 2003. Prior to April 2003, Mr. Connor served as Senior Vice President, Legal beginning November 2002. Prior thereto, Mr. Connor was in private practice in Kansas City, Missouri as a partner with the firm Seigfreid, Bingham, Levy, Selzer and Gee from October 1995. Mr. Connor holds a Bachelor of Arts degree in English and History from Vanderbilt University, a Juris Doctorate degree from the University of Kansas School of Law and a LLM in Taxation from the University of Missouri—Kansas City.

        Mr. Chris A. Cox has served as Senior Vice President and Chief Accounting Officer of AMC since June 2010. Prior thereto Mr. Cox served as Vice President and Chief Accounting Officer since May 2002. Prior to May 2002, Mr. Cox had served as Vice President and Controller since November 2000. Previously, Mr. Cox served as Director of Corporate Accounting for the Dial Corporation from December 1999 until November 2000. Mr. Cox holds a Bachelor's of Business Administration in Accounting and Finance degree from the University of Iowa.

        Ms. Christina Sternberg has served as Senior Vice President, Corporate Strategy and Communications of AMC since August 2012. Previously, Ms. Sternberg served as Senior Vice President, Design, Construction and Development from December 2009 to August 2012. Ms. Sternberg served as Senior Vice President, Domestic Development from July 2009 to August 2012. Ms. Sternberg served as Senior Vice President, Design, Construction and Facilities from April 2009 to July 2009. Ms. Sternberg served as Vice President, Design, Construction and Facilities of AMC from April 2005 to April 2009. Ms. Sternberg began her career at AMC in 1998 as a controller. Ms. Sternberg is a member of the International Council of Shopping Centers and the Urban Land Institute. Ms. Sternberg holds a B.S. from the University of California-Davis and an MBA from the Kellogg School of Management at Northwestern University. Ms. Sternberg is a member of the National Association of Theatre Owners Advisory Board of Directors.

        Ms. Carla Sanders has served as Senior Vice President, Human Resources of AMC since January 2014. Ms. Sanders served as Vice President, Human Resources Services from September 2006 to January 2014. Prior to, Ms. Sanders served as Vice President, Recruitment and Development from April 2005 to September 2006. Ms. Sanders' prior experience includes human resources manager and director of employment practices. Ms. Sanders began her career at AMC in 1988 as a theatre manager in Philadelphia. Ms. Sanders serves as co-chair for the AMC Cares Invitational and is a member of the AMC Investment Committee. She is currently a board member for the Quality Hill Playhouse and Big Brothers Big Sisters of Kansas City. Ms. Sanders has 20 years of human resources experience. Ms. Sanders holds a B.S. from The Pennsylvania State University.

Item 1A.

RISK FACTORS

We have no control over distributors of the films and our business may be adversely affected if our access to motion pictures is limited or delayed.

        We rely on distributors of motion pictures, over whom we have no control, for the films that we exhibit. Major motion picture distributors are required by law to offer and license film to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. Our business depends on maintaining good relations with these distributors, as this affects our ability to negotiate commercially favorable licensing terms for first-run films or to obtain licenses at all. With only 7 distributors representing approximately 85% of the U.S. box office in 2013, there is a high level of concentration in the industry. Our business may be adversely affected if our access to motion pictures is limited or delayed because of deterioration in our relationships with one or more distributors or for some other reason. To the extent that we are unable to license a popular film for exhibition in our theatres, our operating results may be adversely affected.

We depend on motion picture production and performance.

        Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. The most attended films are usually released during the summer and the calendar year-end holidays, making our business highly seasonal. We license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), or a reduction in the marketing efforts of the major motion picture studios, could hurt our business and results of operations. Conversely, the successful performance of these motion pictures, particularly the sustained success of any one motion picture, or an increase in effective marketing efforts of the major motion picture studios, may generate positive results for our business and operations in a specific fiscal quarter or year that may not necessarily be indicative of, or comparable to, future results of operations. As movie studios rely on a smaller number of higher grossing "tent pole" films there may be increased pressure for higher film licensing fees. In addition, a change in the type and breadth of movies offered by motion picture studios may adversely affect the demographic base of moviegoers.

Our substantial debt could adversely affect our operations and prevent us from satisfying those debt obligations.

        We have a significant amount of debt. As of December 31, 2013, we had outstanding $2,195.0 million of indebtedness ($2,093.7 million face amount), which consisted of $767.5 million under our Senior Secured Credit Facility ($769.2 million face amount), $647.7 million of our senior notes ($600.0 million face amount), $655.3 million of our existing subordinated notes ($600.0 million face amount), $8.3 million promissory note and $116.2 million of existing capital and financing lease obligations, and $138.5 million would have been available for borrowing as additional senior debt under our Senior Secured Credit Facility. As of December 31, 2013, we also had approximately $3.7 billion of undiscounted rental payments under operating leases (with initial base terms generally between 15 to 20 years). The amount of our indebtedness and lease and other financial obligations could have important consequences to you. For example, it could:

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

        If we fail to make any required payment under our Senior Secured Credit Facility or the indentures governing our notes or to comply with any of the financial and operating covenants contained therein, we would be in default. Lenders under our Senior Secured Credit Facility or holders of our notes, as applicable, could then decide to accelerate the maturity of the indebtedness under the Senior Secured Credit Facility or the indentures and, in the case of the Senior Credit Facility, foreclose upon the stock and personal property of our subsidiaries that is pledged to secure the Senior Secured Credit Facility. Other creditors might then accelerate other indebtedness. If the lenders under the Senior Secured Credit Facility or holders of our notes accelerate the maturity of the indebtedness thereunder, we might not have sufficient assets to satisfy our obligations under the Senior Secured Credit Facility, the indentures or our other indebtedness. Our indebtedness under our Senior Secured Credit Facility bears interest at rates that fluctuate with changes in certain prevailing interest rates (although, subject to certain conditions, such rates may be fixed for certain periods). If interest rates increase, we may be unable to meet our debt service obligations under our Senior Secured Credit Facility and other indebtedness.

Limitations on the availability of capital may prevent deployment of strategic initiatives.

        Our key strategic initiatives, including recliner re-seats, enhanced food & beverage and premium sight & sound, require significant capital expenditures to implement. Our net capital expenditures aggregated approximately $260.8 million for the year ended December 31, 2013 and $72.8 million and $40.1 million during the period August 31, 2012 through December 31, 2012 and the period March 30, 2012 through August 30, 2012, respectively. We estimate that our gross cash outflows for capital expenditures will be approximately $245.0 million for the year ending December 31, 2014. The lack of available capital resources due to business performance or other financial commitments could prevent or delay the deployment of innovations in our theatres. We may have to seek additional financing or issue additional securities to fully implement our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional or improved theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

We have had significant financial losses in previous years.

        Prior to fiscal 2007, we had reported net losses in each of the prior nine fiscal years totaling approximately $510.1 million. For fiscal 2007, 2008, 2009, 2010, 2011, 2012, the period March 30, 2012 through August 30, 2012, the period August 31, 2012 through December 31, 2012, and the year ended 2013, we reported net earnings (losses) of $134.1 million, $43.4 million, $(81.1) million, $69.8 million, $(122.9) million, $(82.0) million, $94.4 million, $(42.7) million, and $364.4 million, respectively. If we experience poor financial results in the future, we may be unable to meet our payment obligations while attempting to expand our theatre circuit and withstand competitive pressures or adverse economic conditions.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

        As of December 31, 2013, we had federal income tax loss carryforward of $619.2 million and estimated state income tax loss carryforward of $405.5 million which will be limited annually due to certain change in ownership provisions of the Internal Revenue Code ("IRC") Section 382. Our federal tax loss carryforwards will begin to expire in 2016 and will completely expire in 2031. Our state tax loss carryforwards may be used over various periods ranging from 1 to 20 years.

        We have experienced numerous "ownership changes" within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, including the Merger. These ownership changes have and will continue to subject our tax loss carryforwards to annual limitations which will restrict our ability to use them to offset our taxable income in periods following the ownership changes. In general, the annual use limitation equals the aggregate value of our equity at the time of the ownership change multiplied by a specified tax-exempt interest rate.

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

  •
  New sites and acquisitions.  We must compete with exhibitors and others in our efforts to locate and acquire attractive new and existing sites for our theatres. There can be no assurance that we will be able to acquire such new sites or existing theatres at reasonable prices or on favorable terms. Moreover, some of these competitors may be stronger financially than we are. As a result of the foregoing, we may not succeed in acquiring theatres or may have to pay more than we would prefer to make an acquisition.

        The theatrical exhibition industry also faces competition from other forms of out-of-home entertainment, such as concerts, amusement parks and sporting events and from other distribution channels for filmed entertainment, such as cable television, pay-per-view and home video systems and from other forms of in-home entertainment.

An increase in the use of alternative film delivery methods or other forms of entertainment may drive down our attendance and limit our ticket prices.

        We compete with other film delivery methods, including network, syndicated cable and satellite television and DVDs, as well as video-on-demand, pay-per-view services and downloads via the Internet. We also compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, amusement parks, live music concerts, live theatre and restaurants. An increase in the popularity of these alternative film delivery methods and other forms of entertainment could reduce attendance at our theatres, limit the prices we can charge for admission and materially adversely affect our business and results of operations.

Our results of operations may be impacted by shrinking video release windows.

        Over the last decade, the average video release window, which represents the time that elapses from the date of a film's theatrical release to the date a film is available on DVD or similar on-demand release, an important downstream market, has decreased from approximately six months to approximately three to four months. If patrons choose to wait for a DVD release rather than attend a theatre for viewing the film, it may adversely impact our business and results of operations, financial condition and cash flows. Within the last two years, several major film studios have tested premium video-on-demand products released in homes approximately 60 days after a movie's theatrical debut, which threatened the length of the release window. We cannot assure you that this release window, which is determined by the film studios, will not shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

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

        Although the indentures for our notes contain a fixed charge coverage test that limits our ability to incur indebtedness, this limitation is subject to a number of significant exceptions and qualifications. Moreover, the indentures do not impose any limitation on our incurrence of lease obligations or liabilities that are not considered "Indebtedness" under the indentures (such as operating leases), nor do they impose any limitation on the amount of liabilities incurred by subsidiaries, if any, that might be designated as "unrestricted subsidiaries," which are subsidiaries that we designate, that are not subject to the restrictive covenants contained in the indentures governing our notes.

        Furthermore, there are no restrictions in the indentures on our ability to invest in other entities (including unaffiliated entities) and no restrictions on the ability of our subsidiaries to enter into agreements restricting their ability to pay dividends or otherwise transfer funds to us. Also, although the indentures limit our ability to make dividends and other restricted payments, these restrictions are subject to significant exceptions and qualifications.

General political, social and economic conditions can reduce our attendance.

        Our success depends on general political, social and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on food and beverage, which accounted for 28.6% of our revenues in calendar 2013, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers' discretionary income falls as a result of an economic downturn. Geopolitical events, including the threat of domestic terrorism or cyber attacks, could cause people to avoid our theatres or other public places where large crowds are in attendance. In addition, due to our concentration in certain markets, natural disasters such as hurricanes or earthquakes in those markets could adversely affect our overall results of operations.

We may be reviewed by antitrust authorities in connection with acquisition opportunities that would increase our number of theatres in markets where we have a leading market share.

        Given our size and market share, pursuit of acquisition opportunities that would increase the number of our theatres in markets where we have a leading market share would likely result in significant review by the Antitrust Division of the United States Department of Justice and States' Attorneys General, and we may be required to dispose of theatres in order to complete such acquisition opportunities. For example, in connection with the acquisition of Kerasotes, we were required to dispose of 11 theatres located in various markets across the United States, including

Chicago, Denver and Indianapolis. As a result, we may not be able to succeed in acquiring other exhibition companies or we may have to dispose of a significant number of theatres in key markets in order to complete such acquisitions.

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

Optimizing our theatre circuit through new construction and the transformation of our existing theatres is subject to delay and unanticipated costs.

        The availability of attractive site locations for new construction is subject to various factors that are beyond our control. These factors include:

  •
  local conditions, such as scarcity of space or increase in demand for real estate, demographic changes and changes in zoning and tax laws; and

  •
  competition for site locations from both theatre companies and other businesses.

        We typically require 18 to 24 months in the United States from the time we reach an agreement with a landlord to when a theatre opens.

        In addition, the improvement of our existing theatres through our enhanced food and beverage and recliner re-seat initiatives is subject to substantial risks, such as difficulty in obtaining permits, landlord approvals and new types of operating licenses (e.g. liquor licenses). We may also experience cost overruns from delays or other unanticipated costs in both new construction and facility improvements. Furthermore, our new sites and transformed locations may not perform to our expectations.

We may not achieve the expected benefits and performance from our strategic theatre acquisitions.

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

        In addition, our debt obligations require us to repay or refinance our obligations when they come due. If our cash flows were to prove inadequate to meet our debt service, rental and other obligations in the future, we may be required to refinance all or a portion of our existing or future debt, on or before maturity, to sell assets or to obtain additional financing. We cannot assure you that we will be able to refinance any of our indebtedness, including our Senior Secured Credit Facility and our notes, sell any such assets, or obtain additional financing on commercially reasonable terms or at all.

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

        The opening of new theatres by us and certain of our competitors has drawn audiences away from some of our older theatres. In addition, demographic changes and competitive pressures have caused some of our theatres to become unprofitable. Since not all theatres are appropriate for our new initiatives, we may have to close certain theatres or recognize impairment losses related to the decrease in value of particular theatres. We review long-lived assets, including intangibles, marketable securities and non-consolidated entities for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognized non-cash impairment losses in 1996 and in each fiscal year thereafter except for 2005, the Transition Period and calendar 2013. Our impairment losses of long-lived assets from continuing operations over this period aggregated to $298.1 million. Beginning fiscal 1999 through December 31, 2013, we also incurred theatre and other closure expenses, including theatre lease termination charges aggregating approximately $144.4 million. Deterioration in the performance of our theatres could require us to recognize additional impairment losses and close additional theatres, which could have an adverse effect on the results of our operations. We continually monitor the performance of our theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and significant theatre and other closure charges prior to expiration of underlying lease agreements.

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

We are subject to substantial government regulation, which could entail significant cost.

        We are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, equal employment, environmental, and licensing for the sale of food and, in some theatres, alcoholic beverages. Our new theatre openings could be delayed or prevented or our existing theatres could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business. A significant portion of our theatre level employees are part time workers who are paid at or near the applicable minimum wage in the theatre's jurisdiction. Increases in the minimum wage and implementation of reforms requiring the provision of additional benefits will increase our labor costs.

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

We may not generate sufficient cash flows or have sufficient restricted payment capacity under our Senior Secured Credit Facility or the indentures governing our debt securities to pay our intended dividends on our common stock.

        Subject to legally available funds, Holdings intends to pay quarterly cash dividends. We expect that the first dividend will be with respect to the first quarter of 2014. Holdings is a holding company and will have no direct operations. Holdings will only be able to pay dividends from its available cash on hand and dividends received from us. Our ability to make distributions to Holdings will depend on our ability to generate substantial operating cash flow. Our ability to pay dividends to Holdings is subject to the terms of our Senior Secured Credit Facility and the indentures governing our outstanding notes. Our operating cash flow and ability to comply with restricted payments covenants in our debt instruments will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. In addition, dividend payments are not mandatory or guaranteed, and our board of directors may never declare a dividend, decrease the level of dividends or entirely discontinue the payment of dividends. Dividends may not be paid as a result of the following additional factors, among others:

  •
  we are not legally or contractually required to pay dividends;

  •
  while we currently intend to pay a regular quarterly dividend, this policy could be modified or revoked at any time;

  •
  even if we do not modify or revoke our dividend policy, the actual amount of dividends distributed and the decision to make any distribution is entirely at the discretion of our board of directors and future dividends, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provisions of applicable law and other factors that our board of directors may deem relevant;

  •
  the amount of dividends distributed is and will be subject to contractual restrictions under the restrictive payment covenants contained in:

  •
  the indentures governing our debt securities,

  •
  the terms of our Senior Secured Credit Facility, and

  •
  the terms of any other outstanding or future indebtedness incurred by us or any of our subsidiaries; and

  •
  the amount of dividends distributed is subject to state law restrictions.

        The maximum amount we would be permitted to distribute in compliance with our Senior Secured Credit Facility and the indentures governing our debt securities was approximately $528.7 million as of

December 31, 2013. As a result of the foregoing limitations on our ability to make distributions, we cannot assure you that we will be able to make all of our intended quarterly dividend payments.

As a result of the IPO, Holdings and certain of its domestic affiliates may not be able to file a consolidated tax return which could result in increased tax liability.

        Prior to the IPO, Holdings and certain of its domestic affiliates (the "AMC affiliated tax group") are members of a consolidated group for federal income tax purposes, of which a Wanda domestic subsidiary is the common parent. As a result of the Parent Class A common stock offering, the AMC affiliated tax group ceased to be members of the Wanda federal consolidated group. The AMC affiliated tax group will not be permitted to file a consolidated return for federal income tax purposes for five years, however, unless we obtain a waiver from the Internal Revenue Service. It is uncertain whether we will obtain a waiver if we seek one. If we do not obtain a waiver, each member of the AMC affiliated tax group will be required to file a separate federal income tax return, and, as a result, the income (and tax liability) of a member will only be offset by its own tax loss carryforwards (and other tax attributes) and not by tax loss carryforwards, current year losses or other tax attributes of other members of the group. We believe that we should not incur substantial additional federal tax liability if we are not permitted to file a federal consolidated return, because (i) most of our revenues are generated by a single member of the AMC affiliated tax group and most of our tax loss carryforwards are attributable to such member and (ii) there are certain other beneficial aspects of the structure of the AMC affiliated tax group. We cannot assure you, however, that we will not incur substantial additional tax liability if the AMC affiliated tax group is not permitted to file a federal consolidated return for five years.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The following table sets forth the general character and ownership classification of our theatre circuit, excluding non-consolidated joint ventures and managed theatres, as of December 31, 2013:

Property Holding Classification	Theatres	Screens
Owned	18	169
Leased pursuant to ground leases	6	73
Leased pursuant to building leases	314	4,644

Total	338	4,886

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

        We lease our corporate headquarters in Leawood, Kansas.

        Currently, the majority of the food & beverage, seating and other equipment required for each of our theatres are owned. The majority of our digital projection equipment is leased from DCIP.

        Please refer to page 6 for the geographic locations of our Theatrical Exhibition circuit as of December 31, 2013. See Note 5—Property to the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 3.    Legal Proceedings.

        Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 14—Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common equity consists of common stock. There is currently no established public trading market for our common stock.

Common Stock

        On February 14, 2014, there was one stockholder of record of our Common Stock, AMC Entertainment Holdings, Inc.

        During the twelve months ended December 31, 2013, AMCE used cash on hand to make a dividend distribution to Holdings to purchase treasury stock of $588,000. As a result of the IPO, members of management incurred a tax liability associated with Holdings' common stock owned since the date of the Merger. Management elected to satisfy $588,000 of the tax withholding obligation by tendering the shares of Class A common stock to Holdings.

        During fiscal 2012, AMCE used cash on hand to pay a dividend distribution to Holdings in an aggregate amount of $109,581,000. Holdings used the available funds to pay corporate overhead expenses incurred in the ordinary course of business and to repay its Term Loan Facility due June 2012, plus accrued and unpaid interest of $219,405,000.

Issuer Purchase of Equity Securities

        There were no repurchases of AMCE Common Stock during the period October 1, 2013 through December 31, 2013.

Item 6.    Selected Financial Data.

	Years Ended(1)(2)
(In thousands, except operating data)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Revenues:
Admissions	$1,847,327	$548,632	$816,031	$1,721,295	$1,644,837	$1,659,549
Food and beverage	786,912	229,739	342,130	689,680	644,997	627,235
Other revenue	115,189	33,121	47,911	111,002	72,704	71,021

Total revenues	2,749,428	811,492	1,206,072	2,521,977	2,362,538	2,357,805

Operating Costs and Expenses:
Film exhibition costs	976,912	291,561	436,539	916,054	860,470	901,076
Food and beverage costs	107,325	30,545	47,326	93,581	79,763	69,164
Operating expense(3)	726,641	230,434	297,328	696,783	691,264	588,365
Rent	451,828	143,374	189,086	445,326	451,874	419,227
General and administrative:
Merger, acquisition and transactions costs	2,883	3,366	172	2,622	14,085	2,280
Management fee	—	—	2,500	5,000	5,000	5,000
Other(4)	97,288	29,110	27,025	51,776	58,136	57,858
Depreciation and amortization	197,537	71,633	80,971	212,817	211,444	186,350
Impairment of long-lived assets	—	—	—	285	12,779	3,765

Operating costs and expenses	2,560,414	800,023	1,080,947	2,424,244	2,384,815	2,233,085
Operating income (loss)	189,014	11,469	125,125	97,733	(22,277)	124,720
Other expense (income)	(1,415)	49	960	1,402	27,847	11,032
Interest expense:
Corporate borrowings	129,963	45,259	67,614	161,645	143,522	126,458
Capital and financing lease obligations	10,264	1,873	2,390	5,968	6,198	5,652
Equity in (earnings) losses of non-consolidated entities	(47,435)	2,480	(7,545)	(12,559)	(17,178)	(30,300)
Gain on NCM transactions	—	—	—	—	(64,441)	—
Investment expense (income)(5)	(2,084)	290	(41)	17,641	(384)	(204)

Earnings (loss) from continuing operations before income taxes	99,721	(38,482)	61,747	(76,364)	(117,841)	12,082
Income tax provision (benefit)(6)	(263,383)	3,500	2,500	2,015	1,950	(68,800)

Earnings (loss) from continuing operation	363,104	(41,982)	59,247	(78,379)	(119,791)	80,882
Earnings (loss) from discontinued operations, net of income tax provision(7)	1,296	(688)	35,153	(3,609)	(3,062)	(11,092)

Net earnings (loss)	$364,400	$(42,670)	$94,400	$(81,988)	$(122,853)	$69,790

Balance Sheet Data (at period end):
Cash and equivalents	$544,311	$130,928		$272,337	$301,158	$495,343
Corporate borrowings	2,078,811	2,078,675		2,146,534	2,102,540	1,832,854
Other long-term liabilities	370,946	433,151		426,829	432,439	309,591
Capital and financing lease obligations	116,199	122,645		62,220	65,675	57,286
Stockholder's equity	1,508,939	768,585		154,340	360,159	760,559
Total assets	5,046,724	4,273,838		3,637,992	3,740,245	3,653,177
Other Data:
Net cash provided by operating activities	$357,342	$73,892	$79,497	$197,327	$92,072	$258,015
Capital expenditures	(260,823)	(72,774)	(40,116)	(139,359)	(129,347)	(97,011)
Operating Data (at period end):
Screen additions	12	—	—	12	14	6
Screen acquisitions	37	166	—	—	960	—
Screen dispositions	29	15	31	106	359	105
Construction openings (closures), net	(32)	18	(18)	—	—	—
Average screens—continuing operations(8)	4,859	4,732	4,742	4,811	4,920	4,319
Number of screens operated	4,976	4,988	4,819	4,868	4,962	4,347
Number of theatres operated	345	344	333	338	352	289
Screens per theatre	14.4	14.5	14.5	14.4	14.1	15.0
Attendance (in thousands)—continuing operations(4)	199,270	60,336	90,616	194,205	188,810	194,155

(1)
Cash dividends declared for calendar 2013 and for the fiscal years 2012, 2011, and 2010 were $588,000, $109,581,000, $278,258,000, and $329,981,000, respectively.

(2)
On November 15, 2012, the Company announced it had changed its fiscal year to a calendar year so that the calendar year shall begin on January 1st and end on December 31st of each year. Prior to the change, fiscal years refer to the fifty-two weeks, and in some cases fifty-three weeks, ending on the Thursday closest to the last day of March.

In connection with the change of control due to the Merger, the Company's assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, the Company's financial statement presentations herein distinguish between a predecessor period ("Predecessor"), for periods prior to the Merger, and a successor period ("Successor"), for periods subsequent to the Merger. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date. The consolidated financial statements presented herein are those of Successor from its inception on August 31, 2012 through December 31, 2013, and those of Predecessor for all periods prior to the Merger date. As a result of the application of "push down" accounting at the time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable.

(3)
Includes theatre and other closure expense for calendar 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012 and for fiscal years 2012, 2011, and 2010 of $5,823,000, $2,381,000, $4,191,000, $7,449,000, $60,763,000, and $2,573,000, respectively. In the fourth quarter of fiscal 2011, the Company permanently closed 73 underperforming screens in six theatre locations while continuing to operate 89 screens at these locations, and discontinued development of and ceased use of certain vacant and under-utilized retail space at four other theatres, resulting in a charge of $55,015,000 for theatre and other closure expense.

(4)
During calendar 2013, other general and administrative expense included both the annual incentive compensation expense of $19,563,000 and the management profit sharing plan expense of $11,300,000 related to improvements in net earnings, an IPO stock award of $12,000,000 to certain members of management, and early retirement and severance expense of $3,279,000. During the period of August 31, 2012 through December 31, 2012, other general and administrative expense included both the annual incentive compensation expense of $11,733,000 and the management profit sharing plan expense of $2,554,000 related to improvements in net earnings. Other general and administrative expense for fiscal years 2012, 2011, and 2010 included annual incentive compensation expense of $8,642,000, $3,521,000, and $12,236,000, respectively.

(5)
Investment expense (income) includes an impairment loss of $1,370,000 and $17,751,000 during calendar 2013 and fiscal 2012, respectively, related to the Company's investment in a marketable equity security.

(6)
During calendar 2013, the Company reversed its recorded valuation allowance for deferred tax assets. The Company generated sufficient earnings in the United States federal and state tax jurisdictions where it had recorded valuation allowances to conclude that it did not need valuation allowances in these tax jurisdictions. This reversal is reflected as a non-cash income tax benefit recorded during the twelve months ended December 31, 2013. See Note 11—Income Taxes to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

(7)
All fiscal years presented includes earnings and losses from discontinued operations related to seven theatres in Canada and one theatre in the UK that were sold or closed in the Transition Period and 44 theatres in Mexico that were sold during fiscal 2009. During the period of March 30, 2012 through August 30, 2012, the Company recorded gains, net of lease termination expense, on the disposition of the seven Canada theatres and the one United Kingdom theatre of approximately $39,382,000, primarily due to the write-off of long-term lease liabilities extinguished in connection with the sales and closure. During the twelve months ended December 31, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The sales price adjustment was related to tax attributes of the theatres sold in Canada which were not determinable or probable of collection at the date of the sale.

(8)
Includes consolidated theatres only.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion relates to the consolidated audited financial statements of AMC Entertainment Inc. and its subsidiaries, included elsewhere in this Form 10-K. This discussion contains forward-looking statements. Please see "Forward-Looking Statements" for a discussion of the risks, uncertainties and assumptions relating to these statements.

Overview

        We are one of the world's largest theatrical exhibition companies and an industry leader in innovation and operational excellence. Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs™ customer frequency membership program, rental of theatre auditoriums, breakage income from gift card and packaged tickets sales, on-line ticketing fees and arcade games located in theatre lobbies. As of December 31, 2013, we owned, operated or had interests in 345 theatres and 4,976 screens.

        During the twelve months ended December 31, 2013, we opened one new theatre with a total of 12 screens and acquired four theatres with 37 screens in the U.S., permanently closed 4 theatres with 29 screens in the U.S., and temporarily closed 371 screens and reopened 339 screens in the U.S. to implement our strategy and install consumer experience upgrades.

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

        To address recent consumer trends, we are expanding our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently monetize attendance. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We have successfully implemented our dine-in theatre concepts at 11 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area. Starting in 2014, we plan to invest an average of $45,000,000 annually over the next five years in enhanced food and beverage offerings across approximately 200 theatres. Consistent with previous experience, we expect landlords to contribute an average of $10,000,000 of capital annually to fund these projects.

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

        During the 2013 calendar year, films licensed from our seven largest distributors based on revenues accounted for approximately 85% of our U.S. admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's films in any given year.

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

        Recliner re-seats are the key feature of full theatre renovations. These exhaustive theatre renovations involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing 64% seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving, on average, a 80% increase in attendance at these locations. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests.

        As of December 31, 2013, we had 2,232 3D enabled screens, including AMC Prime/ETX 3D enabled screens, and 145 IMAX 3D enabled screens; approximately 48% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 2.9% of our screens were IMAX 3D enabled screens. We are the largest IMAX exhibitor in the world with a 45% market share in the United States and each of our IMAX local installations is protected by geographic exclusivity. The following table identifies the upgrades to our theatre circuit during the periods indicated:

Format	Number of Screens As of December 31, 2013	Number of Screens As of December 31, 2012
Digital	4,852	4,428
3D enabled	2,232	2,234
IMAX (3D enabled)	145	134
AMC Prime/ETX (3D enabled)	17	15
Dine-in theatres	182	182
Premium seating	396	79

Stock-Based Compensation

        The Board of Directors approved awards of 10,004 shares of Holdings' Class A common stock, 244,016 restricted stock units ("RSUs"), and 244,016 performance stock units (based on target) ("PSUs") granted on January 2, 2014, to certain of our employees and directors under the 2013 Equity Incentive Plan. The fair value of the stock at the date of grant was $20.18 per share and was based on the closing price of Holdings' stock on January 2, 2014. For the fully vested stock and RSU awards, we expect to recognize expense of approximately $202,000 and $2,328,000, respectively, during the three months ended March 31, 2014. For the RSU awards containing a performance target, assuming the performance condition is achieved, we expect to recognize expense of approximately $2,596,000 over the performance and vesting period, in accordance with ASC 718-20-55-37, during the twelve months ended December 31, 2014. For the PSU awards containing a performance target, the awards vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. Assuming attainment of the PSU performance target at 100%, we expect to recognize expense for these awards of approximately $4,924,000 over the performance and vesting period, in accordance to ASC 718-20-55-37, during the twelve months ended December 31, 2014.

        In connection with the Holdings' IPO in December 2013, our Board of Directors approved the grants of 666,675 fully vested shares of the Holdings' Class A common stock to certain of its employees under the 2013 Equity Incentive Plan. Of the total 666,675 shares that were awarded, 360,172 shares were issued to the employees and 306,503 were withheld to cover tax obligations. The fair value of the stock at the grant date was $18.00 per share and was based on the IPO. The Company recognized approximately $12,000,000 of expense in connection with these share grants included in General and administrative: Other expense.

        Upon the change of control as a result of the Merger, all of the stock options and restricted stock interests under both the amended and restated 2004 Stock Option Plan and the 2010 Equity Incentive Plan were cancelled and holders received payments aggregating approximately $7,035,000. We had previously recognized stock-based compensation expense of $3,858,000 related to these stock options and restricted stock interests. We did not recognize an expense for the remaining $3,177,000 of unrecognized stock-based compensation expense. Our accounting policy for any cost triggered by the consummation of the Merger was to recognize the cost when the Merger was consummated. Accordingly, the unrecognized stock-based compensation expense for stock options and restricted stock interest has not been recorded in the Consolidated Statement of Operations for the Predecessor period since that statement depicts the results of operations just prior to consummation of the transaction. In addition, since the Successor period reflects the effects of push-down accounting, these costs have also not been recorded as an expense in the Successor period. However, the costs were reflected in the purchase accounting adjustments which were applied in arriving at the opening balances of the Successor. See Note 2—Merger included elsewhere in this Annual Report on Form 10-K for additional information.

Significant Events

        On January 15, 2014, we launched a cash tender offer and consent solicitation for any and all of our then outstanding 8.75% Senior Fixed Rate Notes due 2019 ("Notes due 2019") at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered and accepted by us on or before the consent payment deadline on January 29, 2014 at 5:00 p.m. New York City time (the "Consent Date"). Holders of $463,950,000, or approximately 77.33%, of the Notes due 2019 validly tendered (or defective tender waived by AMCE) and did not withdraw their Notes due 2019 prior to the expiration of the Consent Date. An additional $14,000 of Notes due 2019 were tendered from the Consent Date to the expiration date of the tender offer. The consents received exceeded the number needed to approve the proposed amendments to the indenture under which the Notes due 2019 were issued. On February 7, 2014, AMCE amended the indenture governing the Notes due 2019 to eliminate substantially all of the restrictive covenants and certain events of default and other related provisions. On February 7, 2014, we accepted for purchase $463,950,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2019, at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered (or defective tender waived by AMCE), and, on February 14, 2014, we accepted for purchase the additional $14,000 of Notes due 2019 tendered after the Consent Date, plus accrued and unpaid interest, at a purchase price of $1,038.75 for each $1,000 principal amount of Notes due 2019 validly tendered. We expect to record a gain on extinguishment related to the cash tender offer and redemption of the Notes due 2019 of approximately $4,383,000 in Other expense during the three months ended March 31, 2014.

        On February 7, 2014, we completed the offering of $375,000,000 aggregate principal amount of our senior subordinated notes due 2022 (the "Notes due 2022") in a private offering. The Notes due 2022 mature on February 15, 2022. We will pay interest on the Notes due 2022 at 5.875% per annum, semi-annually in arrears on February 15th and August 15th, commencing on August 15, 2014. We may redeem some or all of the Notes due 2022 at any time on or after February 15, 2017 at 104.406% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 15, 2020, plus accrued and unpaid interest to the redemption date. Prior to February 15, 2017, we may redeem the Notes due 2022 at par plus a make-whole premium. The Company used the net proceeds from the Notes due 2022 private offering, together with a portion of the net proceeds from Holdings' IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses.

        On February 7, 2014, in connection with the issuance of the Notes due 2022, AMCE entered into a registration rights agreement. Subject to the terms of the registration rights agreement, within 120 days after the issue date of the Notes due 2022, AMCE will file one or more registration statements pursuant to the Securities Act of 1933, as amended, relating to notes having substantially identical terms as the Notes due 2022 as part of our offer to exchange freely tradable exchange notes, the Notes due 2022, and will use its commercially reasonable efforts to cause the registration statement to become effective within 210 days after the issue date. If AMCE fails to meet these requirements, a special interest rate will accrue on the principal amount of the Notes due 2022 at a rate of $0.192 per week per $1,000 principal amount to the date such failure has been cured.

        On December 31, 2013, we reversed $265,600,000 of our recorded valuation allowance for deferred tax assets which significantly contributed to our recorded income tax benefit of $263,383,000 for the twelve months ended December 31, 2013. We generated sufficient earnings in the United States federal and state tax jurisdictions where we had recorded valuation allowances to conclude that we did not need valuation allowances in these tax jurisdictions.

        On December 23, 2013, Holdings completed the IPO of 18,421,053 shares of Class A common stock at a price of $18.00 per share. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,631,579 shares of Class A common stock. As a result, the total IPO size was 21,052,632 shares of Class A common stock and the net proceeds to Holdings were approximately $355,299,000 after deducting underwriting discounts and commissions and offering expenses. The net proceeds of the IPO, after deducting offering expenses, were contributed by Holdings to us. We used a portion of the net proceeds (approximately $137 million) to fund the tender offer for the Notes due 2019. We intend to use the remaining proceeds to retire outstanding indebtedness or for general corporate purposes, including capital expenditures. Wanda holds approximately 77.87% of Holdings' outstanding common stock and 91.35% of the combined voting power of Holdings' outstanding common stock as of December 31, 2013 and has the power to control Holdings' affairs and policies including with respect to the election of directors (and, through the election of directors, the appointment of management), the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.

        On April 30, 2013, AMCE entered into a $925,000,000 Senior Secured Credit Facility pursuant to which it borrowed term loans (the "Term Loan due 2020"), and used the proceeds to fund the redemption of both the former Senior Secured Credit Facility term loans due 2016 (the "Term Loan due 2016") and the term loans due 2018 (the "Term Loan due 2018"). The Senior Secured Credit Facility is comprised of a $150,000,000 Revolving Credit Facility, which matures on April 30, 2018, and a $775,000,000 term loan, which matures on April 30, 2020. The Term Loan due 2020 requires repayments of principal of 0.25% of the original principal amount, or $1,937,500, per quarter, with the remaining principal payable upon maturity. The term loan was issued at a 0.25% discount which will be amortized to interest expense over the term of the loan. We capitalized deferred financing costs of approximately $6,909,000 related to the issuance of the Revolving Credit Facility and approximately $2,217,000 related to the issuance of the Term Loan due 2020 during 2013. Concurrently with the Term Loan due 2020 borrowings on April 30, 2013, AMCE redeemed all of the outstanding Term Loan due 2016 and the Term Loan due 2018 at a redemption price of 100% of the outstanding aggregate principal balance of $464,088,000 and $296,250,000, respectively, plus accrued and unpaid interest. We recorded a net gain of approximately $(130,000) in other expense (income) due to the Term Loan due 2016 premium write-off and the expense for the third-party costs in connection with the repurchase of the Term Loan due 2016 and the Term Loan due 2018 during the twelve months ended December 31, 2013. See Note 9—Corporate Borrowings and Capital and Financing Lease Obligations under Part II Item 8 of this Annual Report on Form 10-K for additional information concerning the new senior secured credit facility.

        In December 2012, we completed the acquisition of 4 theatres and 61 screens from Rave Reviews Cinemas, LLC and 6 theatres and 95 screens from Rave Digital Media, LLC, (and together "Rave theatres"). The purchase price for the Rave theatres, paid in cash, was $88,683,000, net of cash acquired, and is subject to working capital and other purchase price adjustments. Approximately $881,000 of the total purchase price was paid during the twelve months ended December 31, 2013. For additional information about this acquisition, see Note 3—Acquisition to our Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

        On November 15, 2012, we changed our fiscal year to a calendar year ending on December 31st of each year. Prior to the change, we had a 52/53 week fiscal year ending on the Thursday closest to the last day of March. All references to "fiscal year", unless otherwise noted, refer to the fifty-two week fiscal year, which ended on the Thursday closest to the last day of March. The consolidated financial statements include the transition period of March 30, 2012 through December 31, 2012 ("Transition Period").

        On August 30, 2012, Wanda acquired Holdings through a merger between Holdings and Merger Subsidiary, an indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Holdings with Holdings continuing as the surviving corporation and as an indirect subsidiary of Wanda. In connection with the change of control pursuant to the Merger, our assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, our financial statement presentations herein distinguish between a predecessor period ("Predecessor"), for periods prior to the Merger, and a successor period ("Successor"), for periods subsequent to the Merger. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date, August 30, 2012. As a result of the application of "push down" accounting at the time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable. See Note 2—Merger of the Notes to our Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

        In July and August of 2012, we sold 6 and closed 1 of our 8 theatres located in Canada. One theatre with 20 screens was closed prior to the end of the lease term and we made a payment to the landlord of $7,562,000 to terminate this lease. Two theatres with 48 screens were sold under an asset purchase agreement to Empire Theatres Limited and 4 theatres with 86 screens were sold under a share purchase agreement to Cineplex, Inc. During the period of March 30, 2012 through August 30, 2012, the total net proceeds we received from these sales were approximately $1,472,000, and are subject to purchase price adjustments. The operations of these 7 theatres have been eliminated from our ongoing operations. We do not have any significant continuing involvement in the operations of these 7 theatres after the dispositions. During August of 2012, we sold one theatre in the UK with 12 screens. Proceeds from this sale were $395,000 and are subject to working capital and other purchase price adjustments as described in the sales agreement. The results of operations of these 8 theatres have been classified as discontinued operations. We are in discussions with the landlords regarding the ongoing operations at the remaining theatre located in Canada and the remaining theatre located in the UK. We recorded gains, net of lease termination expense, on the sales of these theatres of approximately $39,392,000, which were included in discontinued operations during the period of March 30, 2012 through August 30, 2012, and reflect the write off of long-term lease liabilities extinguished in connection with the sales and closure. During the twelve months ended December 31, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The sales price adjustment was related to tax attributes of the theatres sold in Canada which were not determinable or probable of collection at the date of the sale. We completed our tax returns, for periods prior to the date of sale, during the twelve months ended December 31, 2013 at which time the buyer was able to determine amounts due pursuant to the sales price adjustment and remit them to us. We recorded the additional gain on sale following the guidance for gain contingencies in ASC 450-30-25-1 when the gains were realizable. The earnings from discontinued operations were partially offset by legal and professional fees and contractual repairs and maintenance expenses during the twelve months ended December 31, 2013.

        On June 22, 2012, AMCE announced it had received the requisite consents from holders of each of our Notes due 2019 and our 9.75% Senior Subordinated Notes due 2020, (the "Notes due 2020", and, collectively with the Notes due 2019, the "Notes") for (i) a waiver of the requirement for it to comply with the "change of control" covenant in each of the Indenture governing the Notes due 2019 and the Indenture governing the Notes due 2020 (collectively the "Indentures") in connection with the Merger (the "Waivers"), including its obligation to make a "change of control offer" in connection with the Merger with respect to each series of Notes, and (ii) certain amendments to the Indentures to reflect the change in ownership going forward by adding Wanda and its affiliates to the definition of "Permitted Holder" under each of the Indentures. AMCE entered into supplemental indentures to give effect to the Waivers and certain amendments to the Indentures, which became operative upon payment of the applicable consent fee immediately prior to the closing of the Merger. The holders of each of the Notes due 2019 and Notes due 2020 who validly consented to the Waiver and the proposed amendments received a consent fee of $2.50 per $1,000 principal amount at the closing date of the Merger. Our accounting policy for any cost triggered by the consummation of the Merger was to recognize the cost when the Merger was consummated. Accordingly, these consent fees have not been recorded in the Consolidated Statement of Operations for the Predecessor period since that statement depicts the results of operations just prior to consummation of the transaction. In addition, since the Successor period reflects the effects of push-down accounting, these costs have also not been recorded as an expense in the Successor period. However, the costs were reflected in the purchase accounting adjustments which were applied in arriving at the opening balances of the Successor.

        On April 6, 2012, AMCE redeemed $51,035,000 aggregate principal amount of our 8% Senior Subordinated Notes due 2014 ("Notes due 2014") pursuant to a cash tender offer at a price of $1,000 per $1,000 principal amount. We used the net proceeds from the issuance of the Term Loan due 2018, which was borrowed on February 22, 2012, to pay for the consideration of the cash tender offer plus accrued and unpaid interest on the principal amount of the Notes due 2014. On August 30, 2012, prior to the consummation of the Merger, AMCE issued a call notice for our remaining outstanding Notes due 2014 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. On August 30, 2012, AMCE irrevocably deposited $141,027,000 plus accrued and unpaid interest to September 1, 2012 with a trustee to satisfy and to discharge our obligations under the Notes due 2014 and the indenture. We recorded a loss on redemption of $1,297,000 prior to the Merger in other expense (income) related to the extinguishment of the Notes due 2014.

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

        On February 22, 2012, AMCE entered into an incremental amendment to our former Senior Secured Credit Facility pursuant to which it borrowed the Term Loan due 2018, the proceeds of which, together with cash on hand, were used to fund the cash tender offer and redemption of the Notes due 2014 and to repay the existing Term Loan due 2013. The Term Loan due 2018 was issued under the former Senior Secured Credit Facility for $300,000,000 aggregate principal amount and net proceeds received were $297,000,000. The Term Loan due 2018 required repayments of principal of 1% per annum and the remaining principal payable upon maturity on February 22, 2018. The Term Loan due

2018 bore interest at 4.25% as of March 29, 2012, which was based on LIBOR plus 3.25% and subject to a 1.00% minimum LIBOR rate. On February 22, 2012, AMCE redeemed the outstanding Term Loan due 2013 at a redemption price of 100% of the then outstanding aggregate principal balance of $140,657,000. The Term Loan due 2013 bore interest at 2.0205% on February 22, 2012, which was based on LIBOR plus 1.75%. We recorded a loss on extinguishment of the Term Loan due 2013 of $383,000, during the fifty-two weeks ended March 29, 2012.

        On February 7, 2012, AMCE launched a cash tender offer to purchase up to $160,000,000 aggregate principal amount of its outstanding $300,000,000 aggregate principal amount of Notes due 2014. On February 21, 2012, holders of $108,955,000 aggregate principal amount of the Notes due 2014 tendered pursuant to the cash tender offer. On February 22, 2012, AMCE accepted for purchase $58,063,000 aggregate principal amount for total consideration equal to (i) $972.50 per $1,000 in principal amount of notes validly tendered plus (ii) $30 per $1,000 in principal amount of the notes validly tendered. On March 7, 2012, AMCE accepted for purchase the remaining $50,892,000 aggregate principal amount of our Notes due 2014 tendered on February 21, 2012 for total consideration equal to (i) $972.50 per $1,000 in principal amount of notes validly tendered plus (ii) $30 per $1,000 in principal amount of the notes validly tendered. AMCE also accepted $10,000 aggregate principal amount of Notes due 2014 tendered after February 21, 2012 for total consideration equal to $972.50 per $1,000 in principal amount of the notes validly tendered. We recorded a loss on extinguishment of $640,000 related to the cash tender offer and redeemed our Notes due 2014 during the fifty-two weeks ended March 29, 2012. On March 7, 2012, AMCE announced its intent to redeem $51,035,000 aggregate principal amount of Notes due 2014 at a price of $1,000 per $1,000 principal amount such that an aggregate of $160,000,000 of Notes due 2014 would be retired through the tender offer and redemption. On April 6, 2012, AMCE completed the redemption of $51,035,000 aggregate principal amount of Notes due 2014 at a redemption price of 100% of the principal amount plus accrued and unpaid interest.

        On December 29, 2011, we reviewed the fair value of our investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1). Our investment in RealD Inc. common stock had been in an unrealized loss position for approximately six months at December 29, 2011. We reviewed the unrealized loss for a possible other-than-temporary impairment and determined that the loss as of December 29, 2011 was other-than-temporary. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. On December 29, 2011, we recognized an impairment loss of $17,751,000 within investment (income) expense, related to unrealized losses previously recorded in accumulated other comprehensive loss, as we have determined the decline in fair value below historical cost to be other than temporary at December 29, 2011. Consideration was given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

        AMCE used cash on hand to pay a dividend distribution of $109,591,000 on December 6, 2011 to its stockholder, Holdings, which was treated as a reduction of additional paid-in capital. Holdings used the available funds to pay corporate overhead expenses incurred in the ordinary course of business, and on January 25, 2012, to repay its Term Loan Facility due June 2012, plus accrued and unpaid interest.

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

        As of December 31, 2013, we had 2,603,000 AMC Stubs members. Our AMC Stubs members represent approximately 20% of our attendance during 2013 with an average ticket price 2% lower than our non-members and food and beverage expenditures per patron 25% higher than non-members. The following table reflects AMC Stubs activity for the twelve months ended December 31, 2013:

			AMC Stubs Revenue for Twelve Months Ended December 31, 2013
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2012	$10,596	$15,819
Membership fees received	28,092	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	13,811	—	(13,811)	—
Food and beverage	—	36,495	—	—	(36,495)
Rewards redeemed:
Admissions	—	(15,262)	—	15,262	—
Food and beverage	—	(33,746)	—	—	33,746
Amortization of deferred revenue	(24,430)	—	24,430	—	—

For the period ended or balance as of December 31, 2013	$14,258	$17,117	$24,430	$1,451	$(2,749)

        The following table reflects AMC Stubs activity for the period August 31, 2012 through December 31, 2012 (Successor):

			AMC Stubs Revenue for August 31, 2012 through December 31, 2012
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, August 31, 2012	$12,345	$19,175
Membership fees received	5,802	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	382	—	(382)	—
Food and beverage	—	9,522	—	—	(9,522)
Rewards redeemed:
Admissions	—	(4,218)	—	4,218	—
Food and beverage	—	(9,042)	—	—	9,042
Amortization of deferred revenue	(7,551)	—	7,551	—	—

For the period ended or balance as of December 31, 2012	$10,596	$15,819	$7,551	$3,836	$(480)

        The following table reflects AMC Stubs activity for the period March 30, 2012 through August 30, 2012 (Predecessor):

			AMC Stubs Revenue for March 30, 2012 through August 30, 2012
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, March 30, 2012	$13,693	$20,961
Membership fees received	9,283	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	4,146	—	(4,146)	—
Food and beverage	—	16,385	—	—	(16,385)
Rewards redeemed:
Admissions	—	(7,335)	—	7,335	—
Food and beverage	—	(14,982)	—	—	14,982
Amortization of deferred revenue	(10,631)	—	10,631	—	—

For the period ended or balance as of August 30, 2012	$12,345	$19,175	$10,631	$3,189	$(1,403)

        The following table reflects AMC Stubs activity for the fiscal year ended March 29, 2012:

			AMC Stubs Revenue for Fifty-Two Weeks Ended March 29, 2012
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, March 31, 2011	$858	$579
Membership fees received	27,477	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	16,752	—	(16,752)	—
Food and beverage	—	32,209	—	—	(32,209)
Rewards redeemed:
Admissions	—	(10,819)	—	10,819	—
Food and beverage	—	(17,760)	—	—	17,760
Amortization of deferred revenue	(14,642)	—	14,642	—	—

For the period ended or balance as of March 29, 2012	$13,693	$20,961	$14,642	$(5,933)	$(14,449)

        In December of 2008, we sold all of our interests in Cinemex, which we then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. ("Entretenimiento"). As of December 31, 2013, we continue to be involved in litigation with Entretenimiento related to tax payments and refunds we believe are due to us from the sale. While we believe we are entitled to these amounts from Cinemex, the collection has and will continue to require litigation, which we initiated on April 30, 2010. The case was tried in November 2013, and a judgment was entered in January 2014. The net result was a judgment in favor of Entretenimiento of approximately $500,000 which we have recorded as of December 31, 2013 as a liability. We intend to appeal this decision. Any purchase price tax collections received or legal fees paid related to the sale of the Cinemex theatres have been classified as discontinued operations for all periods presented.

        We do not operate any other theatres in Mexico and have divested of the majority of our other investments in international theatres in Canada, UK, Japan, Hong Kong, Spain, Portugal, France, Argentina, Brazil, Chile, and Uruguay over the past several years as part of our overall business strategy.

Critical Accounting Estimates

        Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our Consolidated Financial Statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

        Our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information. A listing of some of the more critical accounting estimates that we believe merit additional discussion and aid in better understanding and evaluating our reported financial results are as follows.

        Impairments.    We evaluate goodwill and other indefinite lived intangible assets for impairment annually or more frequently as specific events or circumstances dictate. Impairment for other long-lived assets (including finite lived intangibles) is done whenever events or changes in circumstances indicate that these assets may not be fully recoverable. We have invested material amounts of capital in goodwill and other intangible assets in addition to other long-lived assets. We operate in a very competitive business environment and our revenues are highly dependent on movie content supplied by film producers. In addition, it is not uncommon for us to closely monitor certain locations where operating performance may not meet our expectations. Because of these and other reasons we have recorded material impairment charges primarily related to long-lived assets. Impairment charges were $1,370,000 during the twelve months ended December 31, 2013 and $20,778,000 in fiscal 2012. There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future revenues, cash flows, capital expenditures, and the cost of capital, among others. We believe we have used reasonable and appropriate business judgments. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred and also quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing.

        Our recorded goodwill was $2,291,943,000 and $2,251,296,000 as of December 31, 2013 and December 31, 2012, respectively. We evaluate goodwill and our trademarks for impairment annually during our fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. Our goodwill is recorded in our Theatrical Exhibition operating segment, which is also the reporting unit for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value, we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.

        At December 31, 2013 and December 31, 2012, we assessed qualitative factors and reached a determination that it is not more likely than not that the fair value of our reporting unit is less than its carrying value and therefore the two step method, as described in ASC 350-20, is not necessary. Factors considered in determining this conclusion include but are not limited to recent improvements in industry box office results; increases in the market value of our long-term debt; the fair value of our equity as determined by Holdings' closing stock price on December 31, 2013 exceeded our carrying value as of December 31, 2013; our operating results including revenues, cash flows from operating activities and Adjusted EBITDA improved from fiscal 2012; and the equity values of our publicly traded peer competitors increased during the calendar 2013 and the Transition Period.

        There was no goodwill impairment as of December 31, 2013 and December 31, 2012.

        Film Exhibition Costs.    We have agreements with film companies who provide the content we make available to our customers. We are required to routinely make estimates and judgments about box office receipts for certain films and for films provided by specific film distributors in closing our books each period. These estimates are subject to adjustments based upon final settlements and determinations of final amounts due to our content providers that are typically based on a film's box office receipts and how well it performs. In certain instances this evaluation is done on a film by film basis or in the aggregate by film production suppliers. We rely upon our industry experience and professional judgment in determining amounts to fairly record these obligations at any given point in time. The accruals made for film costs have historically been material and we expect they will continue to be so into the future. During the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fiscal year 2012, our film exhibition costs totaled $976,912,000, $291,561,000, $436,539,000 and $916,054,000, respectively.

        Income and operating taxes.    Income and operating taxes are inherently difficult to estimate and record. This is due to the complex nature of the U.S. tax code and also because our returns are routinely subject to examination by government tax authorities, including federal, state and local officials. Most of these examinations take place a few years after we have filed our tax returns. Our tax audits in many instances raise questions regarding our tax filing positions, the timing and amount of deductions claimed and the allocation of income among various tax jurisdictions. Our federal and state tax operating loss carry forward of approximately $662,685,000 and $408,275,000, respectively at December 31, 2013, require us to estimate the amount of carry forward losses that we can reasonably be expected to realize. Future changes in conditions and in the tax code may change these strategies and thus change the amount of carry forward losses that we expect to realize and the amount of valuation allowances we have recorded. Accordingly future reported results could be materially impacted by changes in tax matters, positions, rules and estimates and these changes could be material. See Note 11—Income Taxes of the Notes to Consolidated Financial Statements in Item 8 of Part II hereof for further information and in particular our reversal of recorded valuation allowance for the twelve months ended December 31, 2013.

        Theatre and Other Closure Expense.    Theatre and other closure expense is primarily related to payments made or received or expected to be made or received to or from landlords to terminate leases on certain of our closed theatres, other vacant space and theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre or auditorium closes, space becomes vacant or development is discontinued. Expected payments to or from landlords are based on actual or discounted contractual amounts. We estimate theatre closure expense based on contractual lease terms and our estimates of taxes and utilities. The discount rate we use to estimate theatre and other closure expense is based on estimates of our borrowing costs at the time of closing. Our theatre and other closure liabilities have been measured using a discount rate of approximately 7.55% to 9.0%. We have recorded theatre and other closure expense, which is included in operating expense in the Consolidated Statements of Operations, of $5,823,000, $2,381,000, $4,191,000 and $7,449,000 during the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fiscal year ended March 29, 2012, respectively.

        Gift card and packaged ticket breakage.    As noted in our significant accounting policies for revenue, we defer 100% of these items and recognize these amounts as they are redeemed by customers or breakage income is recognized. A vast majority of gift cards are used or partially used. However a portion of the gift cards and packaged ticket sales we sell to our customers are not redeemed and not used in whole or in part. Non-redeemed or partially redeemed cards or packaged tickets are known as "breakage" in our industry. We are required to estimate breakage and do so based upon our historical redemption patterns. Our history indicates that if a card or packaged ticket is not used for 18 months or longer, its likelihood of being used past this 18 month period is remote. In the fourth quarter of fiscal 2012, we changed our accounting method for estimating gift card breakage income. Prior to the fourth quarter of fiscal 2012, we recognized breakage income when gift card redemptions were deemed remote and we determined that there was no legal obligation to remit the unredeemed gift cards to the relevant tax jurisdiction ("Remote Method"), which based on historical information we concluded to be 18 months after the gift card was issued. In the fourth quarter of fiscal 2012, we accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, we changed our method for recognizing gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards ("Proportional Method"). We recognize breakage income for gift cards using the Proportional Method, pursuant to which we apply a breakage rate for our five gift card sales channels which range from 14% to 23% of our current month sales, and we recognize that total amount of breakage for that current month's sales as income over the next 24 months in proportion to the pattern of actual redemptions. We have determined our breakage rates and redemption patterns using data accumulated over ten years on a company-wide basis. Breakage for packaged tickets continues to be recognized as the redemption of these items is determined to be remote, that is if a ticket has not been used within 18 months after being purchased. As a result of fair value accounting with the Merger, we will not recognize any breakage income on package tickets until 18 months after the date of the Merger. Additionally, concurrent with the accounting change discussed above, we changed our presentation of gift card breakage income from other income to other theatre revenues during fiscal 2012, with conforming changes made for all prior periods presented. During fiscal 2012, we recognized $32,633,000 of net gift card breakage income, of which $14,969,000 represented the adjustment related to the change from the Remote Method to the Proportional Method. During the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fiscal year ended March 29, 2012, we recognized $19,510,000, $3,483,000, $7,776,000, and $32,633,000 of income, respectively, related to the derecognition of gift card liabilities, which was recorded in other theatre revenues in the Consolidated Statements of Operations.

Operating Results

        As a result of the August 30, 2012 Merger described above, our Predecessor does not have financial results for the twelve months ended December 31, 2012. We have prepared separate discussion and analysis of our consolidated operating results for the twelve months ended December 31, 2013 (Successor), the period August 31, 2012 through December 31, 2012 (Successor), and the period March 30, 2012 through August 30, 2012 (Predecessor).

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations. Reference is made to Note 17—Operating Segment to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information therein.

(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Revenues
Theatrical exhibition
Admissions	$1,847,327	$548,632	$816,031	$1,721,295	$1,644,837
Food and beverage	786,912	229,739	342,130	689,680	644,997
Other theatre	115,189	33,121	47,911	111,002	72,704

Total revenues	2,749,428	811,492	1,206,072	2,521,977	2,362,538

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	976,912	291,561	436,539	916,054	860,470
Food and beverage costs	107,325	30,545	47,326	93,581	79,763
Operating expense	726,641	230,434	297,328	696,783	691,264
Rent	451,828	143,374	189,086	445,326	451,874
General and administrative expense:
Merger, acquisition and transaction costs	2,883	3,366	172	2,622	14,085
Management Fee	—	—	2,500	5,000	5,000
Other	97,288	29,110	27,025	51,776	58,136
Depreciation and amortization	197,537	71,633	80,971	212,817	211,444
Impairment of long-lived assets	—	—	—	285	12,779

Operating costs and expenses	2,560,414	800,023	1,080,947	2,424,244	2,384,815

Operating income (loss)	189,014	11,469	125,125	97,733	(22,277)
Other expense (income)
Other expense (income)	(1,415)	49	960	1,402	27,847
Interest expense:
Corporate borrowings	129,963	45,259	67,614	161,645	143,522
Capital and financing lease obligations	10,264	1,873	2,390	5,968	6,198
Equity in (earnings) losses of non-consolidated entities	(47,435)	2,480	(7,545)	(12,559)	(17,178)
Gain on NCM transactions	—	—	—	—	(64,441)
Investment expense (income)	(2,084)	290	(41)	17,641	(384)

Total other expense	89,293	49,951	63,378	174,097	95,564

Earnings (loss) from continuing operations before income taxes	99,721	(38,482)	61,747	(76,364)	(117,841)
Income tax provision (benefit)	(263,383)	3,500	2,500	2,015	1,950

Earnings (loss) from continuing operations	363,104	(41,982)	59,247	(78,379)	(119,791)
Earnings (loss) from discontinued operations, net of income taxes	1,296	(688)	35,153	(3,609)	(3,062)

Net earnings (loss)	$364,400	$(42,670)	$94,400	$(81,988)	$(122,853)

	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Operating Data—Continuing Operations:
Screen additions	12	—	—	12
Screen acquisitions	37	166	—	—
Screen dispositions	29	15	31	106
Construction openings (closures), net	(32)	18	(18)	—
Average screens—continuing operations(1)	4,859	4,732	4,742	4,811
Number of screens operated	4,976	4,988	4,819	4,868
Number of theatres operated	345	344	333	338
Screens per theatre	14.4	14.5	14.5	14.4
Attendance (in thousands)—continuing operations(1)	199,270	60,336	90,616	194,205

(1)
Includes consolidated theatres only, excludes 8 theatres with 166 screens sold in July and August of 2012 and included in discontinued operations.

        We present Adjusted EBITDA as a supplemental measure of our performance that is commonly used in our industry. We define Adjusted EBITDA as earnings (loss) from continuing operations plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include any cash distributions of earnings from our equity method investees. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

        The following table sets forth our reconciliation of Adjusted EBITDA:

Reconciliation of Adjusted EBITDA
(unaudited)

(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Earnings (loss) from continuing operations	$363,104	$(41,982)	$59,247	$(78,379)
Plus:
Income tax provision (benefit)(1)	(263,383)	3,500	2,500	2,015
Interest expense	140,227	47,132	70,004	167,613
Depreciation and amortization	197,537	71,633	80,971	212,817
Impairment of long-lived assets	—	—	—	285
Certain operating expenses(2)	13,913	7,675	5,858	16,275
Equity in (earnings) losses of non-consolidated entities(3)	(47,435)	2,480	(7,545)	(12,559)
Cash distributions from non-consolidated entities	31,501	10,226	7,051	33,112
Investment expense (income)	(2,084)	290	(41)	17,641
Other expense (income)	(127)	49	1,297	1,414
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	2,883	3,366	172	2,622
Management fee	—	—	2,500	5,000
Stock-based compensation expense(4)	12,000	—	830	1,962

Adjusted EBITDA	$448,136	$104,369	$222,844	$369,818

(1)
During the twelve months ended December 31, 2013, we reversed our recorded valuation allowance for deferred tax assets. We generated sufficient earnings in the United States federal and state tax jurisdictions where we had recorded valuation allowances to allow us to conclude that we did not need valuation allowances in these tax jurisdictions. This reversal is reflected as a non-cash income tax benefit recorded during the twelve months ended December 31, 2013.

(2)
Amounts represent preopening expense, theatre and other closure expense, deferred digital equipment rent expense, and disposition of assets and other gains included in operating expenses.

(3)
During the twelve months ended December 31, 2013, equity in earnings of non-consolidated entities was primarily due to equity in earnings from NCM of $23,196,000, DCIP of $18,660,000 and Open Road Releasing of $4,861,000.

(4)
During the twelve months ended December 31, 2013, we granted an IPO stock award of $12,000,000 to certain members of management.

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

Results of Operations—For the Twelve Months Ended December 31, 2013 (Successor)

        Revenues.    Total revenues were $2,749,428,000 during the twelve months ended December 31, 2013. Revenues consisted of (i) admission revenues of $1,847,327,000, or 67.2% of total revenues, (ii) food and beverage revenues of $786,912,000, or 28.6% of total revenues, and (iii) other theatre revenues of $115,189,000, or 4.2% of total revenues. Other theatre revenues were primarily comprised of advertising revenues, AMC Stubs membership fees earned, breakage income from gift cards, and theatre rentals. Attendance at our theatres was 199,270,000 patrons during this period.

        Operating costs and expenses.    Operating costs and expenses were $2,560,414,000 during the twelve months ended December 31, 2013. Film exhibition costs were $976,912,000, or 52.9% of admission revenues, and food and beverage costs were $107,325,000, or 13.6% of food and beverage revenues, during the twelve months ended December 31, 2013. As a percentage of revenues, operating expense was 26.4% during the twelve months ended December 31, 2013. Rent expense was $451,828,000 during the twelve months ended December 31, 2013.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $2,883,000 during the twelve months ended December 31, 2013, primarily due to professional and legal fees, acquisition of the Rave theatres, and costs related to the Holdings' IPO.

        Other.    Other general and administrative expense was $97,288,000 during the twelve months ended December 31, 2013. Other general and administrative expense includes both the annual incentive compensation expense of $19,563,000 and the management profit sharing plan expense of $11,300,000 related to improvements in net earnings, an IPO stock award of $12,000,000 to certain members of management, and early retirement and severance expense of $3,279,000 during calendar 2013. For calendar 2014, the cash management profit sharing plan will be replaced with stock-based compensation.

        Depreciation and amortization.    Depreciation and amortization was $197,537,000 during the twelve months ended December 31, 2013.

        Other income.    Other income of $1,415,000 during the twelve months ended December 31, 2013, was primarily due to business interruption insurance recoveries.

        Interest expense.    Interest expense was $140,227,000 during the twelve months ended December 31, 2013. On April 30, 2013, we entered into a new Senior Secured Credit Facility. The applicable rate for borrowings of $775,000,000 under the new Senior Secured Credit Facility Term Loan due 2020 at April 30, 2013 was 3.5% based on LIBOR. Prior to their redemption with proceeds of the Term Loan due 2020, the applicable rate for borrowings of $464,088,000 under the Term Loan due 2016 at April 30, 2013 was 4.25% based on LIBOR and the applicable rate for borrowings of $296,250,000 under the Term Loan due 2018 was 4.75%. Interest expense during the twelve months ended December 31, 2013, was impacted by the decrease in interest rates for corporate borrowings, offset by the increase in aggregate principal amounts of borrowings. In addition, interest expense was partially offset by the amortization of premiums of $12,873,000 during the twelve months ended December 31, 2013. See Note 9—Corporate Borrowings and Capital and Financing Lease Obligations of the Notes to Consolidated Financial Statements in Item 8 of Part II hereof for further information.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $47,435,000 during the twelve months ended December 31, 2013 and was primarily due to equity in earnings from NCM of $23,196,000, DCIP of $18,660,000, and Open Road Releasing of $4,861,000. See Note 7—Investments of the Notes to Consolidated Financial Statements in Item 8 of Part II hereof for further information.

        Investment income.    Investment income was $2,084,000 during the twelve months ended December 31, 2013. The investment income payments received of $3,677,000 related to the NCM tax receivable agreement and gains on investments of $587,000, partially offset by an impairment loss of $1,370,000 related to our investment in a marketable equity security when it was determined that its decline in value was other than temporary and the intangible asset amortization of the NCM tax receivable agreement of $835,000.

        Income tax benefit.    The income tax benefit from continuing operations was $263,383,000 for the twelve months ended December 31, 2013. We reversed our recorded valuation allowance for deferred tax assets. The valuation allowance had been previously provided based on our cumulative loss history, which was primarily incurred during predecessor periods prior to the Wanda Merger. The principal positive evidence that led to the reversal of the valuation allowance included: (1) prudent and feasible tax planning strategies; (2) a successful public offering of Holdings' common stock during December 2013; (3) the Company's projected emergence from a three-year cumulative loss in March 2014; (4) the significant positive income generated during 2013; (5) the Company's forecasted future profitability; and (6) improvement in the Company's financial position, including over $500,000,000 of cash on hand at December 31, 2013. We experienced an improvement in operating results over the past year and made changes to reduce our debt leverage significantly due to use of a portion of the net IPO proceeds of approximately $355,580,000 raised in the fourth quarter of calendar 2013. These factors have enabled us to conclude that it is more likely than not that we realize deferred tax assets related to our net operating loss carryforwards.

        Earnings from discontinued operations, net.    In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. In addition, on December 29, 2008, we sold our Cinemex operations in Mexico, including 44 theatres and 493 screens. The results of operations of the 7 Canada theatres, the one UK theatre, and the Cinemex theatres have been classified as discontinued operations for all periods presented. During the twelve months ended December 31, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The sales price adjustment was related to tax attributes of the theatres sold in Canada which were not determinable or probable of collection at the date of the sale. See Note 4—Discontinued Operations of the Notes to Consolidated Financial Statements in Item 8 of Part II hereof for further information, We completed our tax returns, for periods prior to the date of sale, during the twelve months ended December 31, 2013, at which time the buyer was able to determine amounts due pursuant to the sales price adjustment and remit payment to us. We recorded the additional gain on sale following the guidance for gain contingencies in ASC 450-30-25-1 when gains were realizable. The earnings from discontinued operations were partially offset by income taxes, legal and professional fees and contractual repairs and maintenance expenses.

        Net earnings.    Net earnings of $364,400,000 were comprised primarily of deferred tax benefit, operating income, and equity in earnings from non-consolidated entities for the twelve months ended December 31, 2013, partially offset by interest expense.

Results of Operations—For the Period August 31, 2012 through December 31, 2012 (Successor)

        Revenues.    Total revenues were $811,492,000 during the period August 31, 2012 through December 31, 2012. Revenues consisted of (i) admission revenues of $548,632,000, or 67.6% of total revenues, (ii) food and beverage revenues of $229,739,000, or 28.3% of total revenues, and (iii) other theatre revenues of $33,121,000, or 4.1% of total revenues. Attendance at our theatres was 60,336,000 patrons during this period.

        Operating costs and expenses.    Operating costs and expenses were $800,023,000 during the period August 31, 2012 through December 31, 2012. Film exhibition costs were $291,561,000, or 53.1% of admission revenues, and food and beverage costs were $30,545,000, or 13.3% of food and beverage revenues, during the period August 31, 2012 through December 31, 2012. As a percentage of revenues, operating expense was 28.4% during the period August 31, 2012 through December 31, 2012. Rent expense was $143,374,000 during the period August 31, 2012 through December 31, 2012.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $3,366,000, during the period August 31, 2012 through December 31, 2012, primarily due to the Merger.

        Management fees.    Management fees were $0 during the period August 31, 2012 through December 31, 2012. Management fees ceased subsequent to the Merger.

        Other.    Other general and administrative expense was $29,110,000 during the period August 31, 2012 through December 31, 2012.

        Depreciation and amortization.    Depreciation and amortization was $71,633,000 during the period August 31, 2012 through December 31, 2012.

        Other expense.    Other expense was $49,000 during the period August 31, 2012 through December 31, 2012.

        Interest expense.    Interest expense was $47,132,000 during the period August 31, 2012 through December 31, 2012.

        Equity in losses of non-consolidated entities.    Equity in losses of non-consolidated entities were $2,480,000 during the period August 31, 2012 through December 31, 2012 and was primarily due to equity in losses from Open Road Releasing of $10,691,000, largely offset by equity in earnings from Digital Cinema Implementation partners, LLC of $4,436,000 and NCM of $4,271,000. See Note 7—Investments of the Notes to Consolidated Financial Statements in Item 8 of Part II hereof for further information.

        Investment expense.    Investment expense was $290,000 during the period August 31, 2012 through December 31, 2012.

        Income tax provision.    The income tax provision from continuing operations was $3,500,000 for the period August 31, 2012 through December 31, 2012. See Note 11—Income Taxes of the Notes to Consolidated Financial Statements in Item 8 of Part II hereof for further information.

        Earnings from discontinued operations, net.    In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. In addition, on December 29, 2008, we sold our Cinemex operations in Mexico, including 44 theatres and 493 screens. The results of operations of the 7 Canada theatres, the one UK theatre, and the Cinemex theatres have been classified as discontinued operations for all periods presented. See Note 4—Discontinued Operations of the Notes to Consolidated Financial Statements in Item 8 of Part II hereof for further information.

        Net loss.    Net loss was $42,670,000 for the period August 31, 2012 through December 31, 2012.

Results of Operations—For the Period March 30, 2012 through August 30, 2012 (Predecessor)

        Revenues.    Total revenues were $1,206,072,000 during the period March 30, 2012 through August 30, 2012. Revenues consisted of (i) admission revenues of $816,031,000, or 67.7% of total revenues, (ii) food and beverage revenues of $342,130,000, or 28.4% of total revenues, and (iii) other theatre revenues of $47,911,000, or 3.9% of total revenues. Attendance at our theatres was 90,616,000 patrons during this period.

        Operating costs and expenses.    Operating costs and expenses were $1,080,947,000 during the period March 30, 2012 through August 30, 2012. Film exhibition costs were $436,539,000, or 53.5% of admission revenues, and food and beverage costs were $47,326,000, or 13.8% of food and beverage revenues, during the period March 30, 2012 through August 30, 2012. As a percentage of revenues, operating expense was 24.7% during the period March 30, 2012 through August 30, 2012. Rent expense was $189,086,000 during the period March 30, 2012 through August 30, 2012.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $172,000, during the period March 30, 2012 through August 30, 2012, primarily due to the Merger.

        Management fees.    Management fees were $2,500,000 during the period March 30, 2012 through August 30, 2012. Management fees of $1,250,000 were paid quarterly, in advance, to the former sponsors in exchange for consulting and other services through the date of the Merger.

        Other.    Other general and administrative expense was $27,025,000 during the period March 30, 2012 through August 30, 2012.

        Depreciation and amortization.    Depreciation and amortization was $80,971,000 during the period March 30, 2012 through August 30, 2012.

        Other expense.    Other expense of $960,000 was comprised of expenses related to the redemption of our Notes due 2014 of $1,297,000, partially offset by business interruption insurance recoveries and other income of $337,000, during the period March 30, 2012 through August 30, 2012.

        Interest expense.    Interest expense was $70,004,000 during the period March 30, 2012 through August 30, 2012.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $7,545,000 during the period March 30, 2012 through August 30, 2012 and was primarily due to equity in earnings NCM of $7,473,000 and DCIP of $4,941,000, partially offset by equity in losses from

Open Road Releasing of $6,416,000. See Note 7—Investments of the Notes to Consolidated Financial Statements in Item 8 of Part II hereof for further information.

        Investment income.    Investment income was $41,000 during the period March 30, 2012 through August 30, 2012.

        Income tax provision.    The income tax provision from continuing operations was $2,500,000 for the period March 30, 2012 through August 30, 2012. See Note 11—Income Taxes of the Notes to Consolidated Financial Statements in Item 8 of Part II hereof for further information.

        Earnings from discontinued operations, net.    In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. In addition, on December 29, 2008, we sold our Cinemex operations in Mexico, including 44 theatres and 493 screens. The results of operations of the 7 Canada theatres, the one UK theatre, and the Cinemex theatres have been classified as discontinued operations for all periods presented. Gains, net of lease termination expense, on the sales and closure of these theatres of $39,382,000 were included in discontinued operations during the period March 30, 2012 through August 30, 2012.

        Net earnings.    Net earnings of $94,400,000 were driven by attendance and gains, net of lease termination expense, recorded on the disposition of the Canada and UK theatres recorded in discontinued operations for the period March 30, 2012 through August 30, 2012.

Results of Operations—For the Fiscal Years Ended March 29, 2012 and March 31, 2011

        Revenues.    Total revenues increased 6.7%, or $159,439,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011. The increase in total revenues included $48,100,000 resulting from the acquisition of Kerasotes. (Fiscal 2012 reflects 52 weeks of operations of Kerasotes compared with 44 weeks in fiscal 2011.) Admissions revenues increased $76,458,000, during the fifty-two weeks ended March 29, 2012 compared to the year ended March 31, 2011, primarily due to a 2.9% increase in attendance and a 1.7% increase in average ticket price. The increase in total admissions revenues included the additional attendance and admissions revenues resulting from the acquisition of Kerasotes of approximately $32,100,000. Total admissions revenues were reduced by deferrals, net of rewards redeemed, of $5,933,000 during the year ended March 29, 2012, related to rewards accumulated under AMC Stubs. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of guest rewards. The increase in average ticket price was primarily due to an increase in ticket prices for standard 2D film. Admissions revenues at comparable theatres (theatres opened on or before fiscal 2011 and before giving effect to the net deferral of admissions revenues due to the new AMC Stubs guest frequency program) increased $63,109,000, during the year ended March 29, 2012 from the comparable period last year, primarily due to an increase in attendance and an increase in average ticket prices. Food and beverage revenues increased 6.9%, or $44,683,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011, due to a 3.8% increase in average food and beverage revenues per patron and the increase in attendance, partially offset by the net deferral of food and beverage revenues due to the new AMC Stubs guest frequency program. The increase in food and beverage revenues included approximately $15,400,000 resulting from the acquisition of Kerasotes. The increase in food and beverage revenues per patron includes the impact of food and beverage price and size increases placed in effect during the second and third quarters of fiscal 2011, and a shift in product mix to higher priced items, including our dine-in theatres and premium food and beverage products. Total food and beverage revenues were reduced by a net amount of $14,449,000 during the year ended March 29, 2012, related to rewards accumulated under AMC Stubs and deferred to be recognized in future periods upon redemption or expiration of guest rewards. Other theatre revenues increased 52.7%, or $38,298,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011, primarily due to a change in accounting for gift card breakage of $14,969,000, increases in membership fees earned through the AMC Stubs guest frequency program of $14,608,000, advertising revenues, and breakage income from gift card and package ticket sales.

        Operating costs and expenses.    Operating costs and expenses increased 1.7%, or $39,429,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011. The increase in operating costs and expenses included approximately $36,100,000 resulting from the acquisition of Kerasotes. Film exhibition costs increased 6.5%, or $55,584,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011 primarily due the increase in admissions revenues and the increase in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.2% in the current period and 52.3% in the prior period. Film exhibition costs as a percentage of admissions revenues increased primarily due to the net deferral of admissions revenues of $5,933,000 during the year ended March 29, 2012, related to the new AMC Stubs guest frequency program. Food and beverage costs increased 17.3%, or $13,818,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011 due to the increase in food and beverage costs as a percentage of food and beverage revenues and the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 13.6% in the current period compared with 12.4% in the prior period, primarily due to the food and beverage price and size increases, a shift in product mix to items that generate higher sales but lower percentage margins, and the net deferral of food and beverage revenues of $14,449,000 during the year ended March 29, 2012, related to the new AMC Stubs guest frequency program. As a percentage of revenues, operating expense was 27.6% in the current period as compared to 29.3% in the prior period. During the year ended March 31, 2011, we evaluated excess capacity and vacant and under-utilized retail space throughout our theatre circuit and recorded charges to theatre and other closure expense of $60,763,000, which caused our operating expense to increase. Gains were recorded on disposition of assets during the year ended March 31, 2011 which reduced operating expenses by approximately $9,719,000, primarily due to the sale of a divested AMC theatre in conjunction with the acquisition of Kerasotes. Rent expense decreased 1.4%, or $6,548,000, during the year ended March 29, 2012 compared to the year ended March 31, 2011, primarily due to decreases in rent from the closure of screens and lower renewal rentals negotiated with landlords at the end of the base lease term, partially offset by increased rent as a result of the acquisition of Kerasotes on May 24, 2010.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs decreased $11,463,000 during the year ended March 29, 2012 compared to the year ended March 31, 2011. Prior year costs primarily consisted of costs related to the acquisition of Kerasotes.

        Management fees.    Management fees were unchanged during the year ended March 29, 2012. Management fees of $1,250,000 were paid quarterly, in advance, to our former Sponsors in exchange for consulting and other services.

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

        Depreciation and amortization.    Depreciation and amortization increased 0.6%, or $1,373,000 during the year ended March 29, 2012 and March 31, 2011, respectively.

        Other expense.    During the year ended March 29, 2012, other expense includes loss on extinguishment related to redemption of our Term Loan due 2013 of $383,000 and a loss of $640,000 in connection with the cash tender offer and redemption of our Notes due 2014. During the year ended March 31, 2011, other expense includes a loss on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $24,332,000 and expense related to the modification of our former Senior Secured Credit Facility Term Loan due 2013 of $3,289,000, and of our former Senior Secured Credit Facility Revolver of $367,000.

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

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $12,559,000 in the current period compared to equity in earnings of $17,178,000 in the prior period. The decrease in equity in earnings of non-consolidated entities was primarily due to the equity in losses related to our investment in Open Road Releasing of $14,726,000, due primarily to advertising expenses related to current and upcoming film releases and also the decrease in earnings and distributions received from NCM, partially offset by a decrease in equity in losses related to our investments in DCIP and Midland Empire Partners, LLC. We recognized an impairment loss of $8,825,000 related to an equity method investment through Midland Empire Partners, LLC during the year ended March 31, 2011.

        Gain on NCM transactions.    The gain on NCM, Inc. shares of common stock sold during the year ended March 31, 2011 was $64,648,000. We also recorded a loss of $207,000 from the surrender of 1,479,638 ownership units in NCM as part of the 2010 Common Unit Adjustment.

        Investment expense (income).    Investment expense (income) was an expense of $17,641,000 for the year ended March 29, 2012 compared to income of $384,000 for the year ended March 31, 2011. During the year ended March 29, 2012, we recognized an impairment loss of $17,751,000 related to unrealized losses previously recorded in accumulated other comprehensive loss on marketable securities when we determined the decline in fair value below historical cost to be other-than-temporary.

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

        Net Loss.    Net loss was $(81,988,000) and $(122,853,000) for the year ended March 29, 2012 and March 31, 2011, respectively. Net loss during the year ended March 29, 2012 was impacted by, the impairment charge of $17,751,000 on an investment in marketable equity security, the increased interest expense of $17,893,000, the reduced admissions and food and beverage revenues of $20,382,000 during the year ended March 29, 2012 related to the new AMC Stubs guest frequency program, and the $4,619,000 decline in equity in earnings offset by the increase in attendance. Net loss during the year ended March 31, 2011 was primarily due to theatre and other closure expense of $60,763,000, loss on extinguishment and modification of indebtedness of $27,988,000, increased interest expense of

$17,610,000, impairment charges of $21,604,000, increased merger and acquisition costs of approximately $11,805,000 primarily due to the acquisition of Kerasotes, and the decrease in attendance, partially offset by the gain on NCM transactions of $64,441,000 and a gain on disposition of assets of approximately $9,719,000.

Liquidity and Capital Resources

        Our consolidated revenues are primarily collected in cash, principally through box office admissions and food and beverage sales. We have an operating "float" which partially finances our operations and which generally permits us to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 20 to 45 days following receipt of box office admissions revenues. Film distributors generally release the films which they anticipate will be the most successful during the summer and year-end holiday seasons. Consequently, we typically generate higher revenues during such periods.

        We had working capital surplus (deficit) as of December 31, 2013 and December 31, 2012 of $183,384,000 and $(268,245,000), respectively. Working capital includes $202,833,000 and $171,122,000 of deferred revenue as of December 31, 2013 and December 31, 2012, respectively. We have the ability to borrow against our Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $138,498,000 under our Senior Secured Revolving Credit Facility available to meet these obligations as of December 31, 2013. Reference is made to Note 9—Corporate Borrowings and Capital and Financing Lease Obligations to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information about our outstanding indebtedness.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and acquisitions currently and for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility, and our Notes due 2020, and Notes due 2022. We may redeem our Notes due 2019 on or after June 1, 2014. We are considering various options with respect to the utilization of cash and equivalents on hand in excess of our anticipated operating needs. Such options might include, but are not limited to, acquisition of theatres or theatre companies, repayment of corporate borrowings, and payment of dividends to Holdings.

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $357,342,000, $73,892,000, $79,497,000, and $197,327,000 during the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fiscal year ended March 29, 2012, respectively.

Cash Flows from Investing Activities

        Cash used in investing activities, as reflected in the Consolidated Statement of Cash Flows, were $268,784,000, $158,898,000, $31,031,000, and $163,714,000 during the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fiscal year ended March 29, 2012, respectively. Cash outflows from investing activities include capital expenditures during the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fiscal year ended March 29, 2012 of $260,823,000, $72,774,000, $40,116,000, and $139,359,000, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, maintaining our theatre circuit, and technology upgrades. We expect that our gross cash outflows for capital expenditures will be approximately $245,000,000 for calendar 2014, before giving effect to expected landlord contributions of approximately $46,000,000.

        During the twelve months ended December 31, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada, proceeds of $305,000 for the disposition of other long-term assets, and paid legal and professional fees of $1,091,000 related to the disposition of Cinemex.

        During the twelve months ended December 31, 2013 and the period August 31, 2012 through December 31, 2012, we paid $1,128,000 and $87,555,000, respectively, for the purchase of the Rave theatres, net of cash acquired. The amounts paid included working capital and other purchase price adjustments.

        Cash flows from investing activities during the period August 31, 2012 through December 31, 2012, include cash received related to the Merger of $3,110,000.

        We made partnership investments in non-consolidated entities accounted for under the equity method to Open Road Releasing and DCIP of approximately $26,880,000, during the year ended March 29, 2012.

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

Cash Flows from Financing Activities

        Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statement of Cash Flows, were $324,928,000, $117,610,000, $(222,288,000), and $(62,990,000) during the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fiscal year ended March 29, 2012, respectively.

        On April 30, 2013, AMCE entered into a new $925,000,000 Senior Secured Credit Facility pursuant to which it borrowed the Term Loan due 2020, and used the proceeds to fund the redemption of both the former Senior Secured Credit Facility Term Loan due 2016 and the former Senior Secured Credit Facility Term Loan due 2018. The new Senior Secured Credit Facility is comprised of a $150,000,000 Revolving Credit Facility, which matures in 2018, and a $775,000,000 term loan, which matures in 2020. Proceeds from the issuance of Term Loan due 2020 were $773,063,000 and deferred financing costs paid related to the issuance of the new Senior Secured Credit Facility were $9,126,000 during the twelve months ended December 31, 2013. We repurchased the principal balance on both our Term Loan due 2016 of $464,088,000 and our Term Loan due 2018 of $296,250,000 during the twelve months ended December 31, 2013. See Note—Corporate Borrowings and Capital and Financing Lease Obligations to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.

        On December 23, 2013, Holdings completed its IPO and contributed the net proceeds to AMCE of $355,580,000, after deducting underwriting discounts and commissions and other paid offering expenses.

        During the period August 31, 2012 through December 31, 2012, we received $100,000,000 in additional capital contributions from Wanda subsequent to the Merger. During the period March 30, 2012 through August 30, 2012, we made principal payments of $191,035,000 related to our Notes due 2014.

        During the year ended March 29, 2012, proceeds from the issuance of Term Loan due 2018 were $297,000,000 and deferred financing costs paid related to the issuance of the Term Loan due 2018 were $5,335,000.

        During the year ended March 29, 2012, we repaid the remaining principal balance due on our Term Loan due 2013 of $140,657,000 and made payments to repurchase our Notes due 2014 of $108,965,000.

        During the twelve months ended December 31, 2013, we used cash on hand to make a dividend distribution to Holdings to purchase treasury stock of $588,000. As a result of the IPO, members of management incurred a tax liability associated with Holdings' common stock owned since the date of the Merger. Management elected to satisfy $588,000 of tax withholding obligation by tendering shares of Class A common stock to Holdings. During fiscal 2012, we used cash on hand to make dividend distributions to Holdings in an aggregate amount of $109,581,000. Holdings used the available funds to pay corporate overhead expenses incurred in the ordinary course of business and, on January 25, 2012, to redeem its Term Loan Facility due June 2012, plus accrued and unpaid interest.

Commitments and Contingencies

        Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, furniture, fixtures, and equipment and leasehold purchase provisions, ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2013 are as follows:

(In thousands) Calendar Year	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Capital Related Betterments(3)	Pension Funding(4)	Total Commitments
2014	$16,808	$9,139	$138,237	$428,108	$49,923	$3,092	$645,307
2015	16,933	9,139	137,896	435,906	—	—	599,874
2016	16,943	9,139	137,555	420,230	—	—	583,867
2017	16,951	9,139	137,214	403,552	—	—	566,856
2018	17,112	9,139	136,874	360,704	—	—	523,829
Thereafter	96,571	1,931,826	172,334	1,606,326	—	—	3,807,057

Total	$181,318	$1,977,521	$860,110	$3,654,826	$49,923	$3,092	$6,726,790

(1)
Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized premiums.

(2)
Interest expense on the term loan portion of our Senior Secured Credit Facility was estimated at 3.5% based upon the interest rate in effect as of December 31, 2013.

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

        As discussed in Note 21—Subsequent Events to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, on January 15, 2014, we launched a cash tender offer and consent solicitation for any and all of our then outstanding $600,000,000 principal amount of Notes due 2019. On February 7, 2014, we completed the private offering of $375,000,000 aggregate principal amount of Notes due 2022. We used the net proceeds from the Notes due 2022 private offering, together with a portion of the net proceeds from Holdings' IPO, to pay the consideration and consent payments for the tender offer, plus any accrued and unpaid interest and related transaction fees and expenses, for the Notes due 2019. The annual interest savings from redeeming the Notes due 2019 less the interest associated with the Notes due 2022 is estimated at $30,469,000.

        As discussed in Note 11—Income Taxes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, we adopted accounting for uncertainty in income taxes per the guidance in ASC 740, Income Taxes, ("ASC 740"). As of December 31, 2013, our recorded obligation for unrecognized benefits is $27,400,000. There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, we are unable at this time to estimate what the impact on our effective tax rate will be. Any amounts related to these items are not included in the table above.

Investment in NCM

        We hold an investment of 15.01% in NCM accounted for following the equity method as of December 31, 2013. The fair market value of these units is approximately $380,293,000 as of December 31, 2013, based upon the closing price of NCM, Inc. common stock. We have little tax basis in these units; therefore, the sale of all these units would require us to report taxable income of approximately $514,243,000, including distributions received from NCM that were previously deferred. Our investment in NCM is a source of liquidity for us and we expect that any sales we may make of NCM units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Impact of Inflation

        Historically, the principal impact of inflation and changing prices upon us has been to increase the costs of the construction of new theatres, the purchase of theatre equipment, rent and the utility and labor costs incurred in connection with continuing theatre operations. Film exhibition costs, our largest cost of operations, are customarily paid as a percentage of admissions revenues and hence, while the film exhibition costs may increase on an absolute basis, the percentage of admissions revenues represented by such expense is not directly affected by inflation. Except as set forth above, inflation and changing prices have not had a significant impact on our total revenues and results of operations during the last three years.

Off-Balance Sheet Arrangements

        Other than the operating leases detailed above in this Annual Report on Form 10-K, under the heading "Commitments and Contingencies," we have no other off-balance sheet arrangements.

New Accounting Pronouncements

        See Note 1—The Company and Significant Accounting Policies to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information regarding recently issued accounting standards.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to interest rate market risk.

        Market risk on variable-rate financial instruments.    At December 31, 2013, we maintained a Senior Secured Credit Facility comprised of a $150,000,000 revolving credit facility and $775,000,000 of Senior Secured Term Loans due 2020. The Senior Secured Credit Facility permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR, with a minimum base rate of 1.75% and a minimum rate for LIBOR borrowings of 0.75%. The rate in effect at December 31, 2013 for the outstanding Senior Secured Term Loan due 2020 was a LIBOR-based rate and was 3.50% per annum. See Note 9—Corporate Borrowings of the Notes to the Consolidated Financial Statements in Item II of Part 8 hereof for additional information. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of December 31, 2013 and had an aggregate principal balance of $769,188,000 outstanding under the Senior Secured Term Loan due 2020 on December 31, 2013. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $7,791,000 during the twelve months ended December 31, 2013.

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

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AMC Entertainment Inc.

TO THE STOCKHOLDER OF AMC ENTERTAINMENT INC.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 12a-15(f) of the Exchange Act. With our participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2013, based on the framework and criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Chief Executive Officer and President
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
AMC Entertainment Inc.:

        We have audited the accompanying consolidated balance sheets of AMC Entertainment Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholder's equity, and cash flows for the year ended December 31, 2013, the period August 31, 2012 to December 31, 2012, the 22-week period ended August 30, 2012, and the 52-week period ended March 29, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMC Entertainment Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013, the August 31, 2012 to December 31, 2012 period, the 22-week period ended August 30, 2012, and the 52-week period ended March 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective August 30, 2012, the Company had a change of controlling ownership. As a result of this change of control, the consolidated financial information after August 30, 2012 is presented on a different cost basis than that for the period before the change of control and, therefore, is not comparable.

/s/ KPMG LLP

Kansas City, Missouri
March 4, 2014

AMC ENTERTAINMENT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Calendar 2013	Transition Period		Fiscal 2012
(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Revenues
Admissions	$1,847,327	$548,632	$816,031	$1,721,295
Food and beverage	786,912	229,739	342,130	689,680
Other theatre	115,189	33,121	47,911	111,002

Total revenues	2,749,428	811,492	1,206,072	2,521,977

Operating costs and expenses
Film exhibition costs	976,912	291,561	436,539	916,054
Food and beverage costs	107,325	30,545	47,326	93,581
Operating expense	726,641	230,434	297,328	696,783
Rent	451,828	143,374	189,086	445,326
General and administrative:
Merger, acquisition and transaction costs	2,883	3,366	172	2,622
Management fee	—	—	2,500	5,000
Other	97,288	29,110	27,025	51,776
Depreciation and amortization	197,537	71,633	80,971	212,817
Impairment of long-lived assets	—	—	—	285

Operating costs and expenses	2,560,414	800,023	1,080,947	2,424,244

Operating income	189,014	11,469	125,125	97,733
Other expense (income)
Other expense (income)	(1,415)	49	960	1,402
Interest expense:
Corporate borrowings	129,963	45,259	67,614	161,645
Capital and financing leaseobligations	10,264	1,873	2,390	5,968
Equity in (earnings) losses of non-consolidated entities	(47,435)	2,480	(7,545)	(12,559)
Investment expense (income)	(2,084)	290	(41)	17,641

Total other expense	89,293	49,951	63,378	174,097

Earnings (loss) from continuing operations before income taxes	99,721	(38,482)	61,747	(76,364)
Income tax provision (benefit)	(263,383)	3,500	2,500	2,015

Earnings (loss) from continuing operations	363,104	(41,982)	59,247	(78,379)
Earnings (loss) from discontinued operations, net of income taxes	1,296	(688)	35,153	(3,609)

Net earnings (loss)	$364,400	$(42,670)	$94,400	$(81,988)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Calendar 2013
		Transition Period		Fiscal 2012
(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net earnings (loss)	$364,400	$(42,670)	$94,400	$(81,988)
Foreign currency translation adjustment, net of tax	179	(530)	11,935	2,465
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	4,510	7,279	—	(18,939)
Prior service credit arising during the period, net of tax	9,271	—	771	1,035
Amortization of net (gains) loss included in net periodic benefit costs, net of tax	(78)	—	987	5
Amortization of prior service credit included in net periodic benefit costs, net of tax	—	—	(448)	(984)
Settlement, net of tax	—	(15)	—	—
Unrealized gain (loss) on marketable securities:
Unrealized holding gain (loss) arising during the period, net of tax	(1,622)	1,915	(4,167)	(17,490)
Less: reclassification adjustment for (gains) loss included in investment expense (income), net of tax	925	(2)	(44)	17,696
Unrealized gain from equity method investees' cash flow hedge, net of tax:
Unrealized holding gains arising during the period, net of tax	2,085	797	—	—
Holding gains reclassified to equity in earnings of non-consolidated entities	(510)	—	—	—

Other comprehensive income (loss)	14,760	9,444	9,034	(16,212)

Total comprehensive income (loss)	$379,160	$(33,226)	$103,434	$(98,200)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)	December 31, 2013	December 31, 2012
	(Successor)	(Successor)
ASSETS
Current assets:
Cash and equivalents	$544,311	$130,928
Receivables, net	106,148	97,108
Deferred tax asset	110,097	—
Other current assets	80,824	70,627

Total current assets	841,380	298,663
Property, net	1,179,754	1,147,959
Intangible assets, net	234,319	243,180
Goodwill	2,291,943	2,251,296
Deferred tax asset	96,824	—
Other long-term assets	402,504	332,740

Total assets	$5,046,724	$4,273,838

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$268,163	$226,220
Accrued expenses and other liabilities	170,920	155,286
Deferred revenues and income	202,833	171,122
Current maturities of corporate borrowings and capital and financing lease obligations	16,080	14,280

Total current liabilities	657,996	566,908
Corporate borrowings	2,069,672	2,070,671
Capital and financing lease obligations	109,258	116,369
Exhibitor services agreement	329,913	318,154
Deferred tax liability	—	47,433
Other long-term liabilities	370,946	385,718

Total liabilities	3,537,785	3,505,253

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	1,163,593	801,811
Accumulated other comprehensive income	24,204	9,444
Accumulated earnings (deficit)	321,142	(42,670)

Total stockholder's equity	1,508,939	768,585

Total liabilities and stockholder's equity	$5,046,724	$4,273,838

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Calendar 2013	Transition Period		Fiscal 2012
(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Cash flows from operating activities:
Net earnings (loss)	$364,400	$(42,670)	$94,400	$(81,988)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	197,537	71,633	81,234	214,029
Deferred income taxes	(266,598)	3,020	—	—
Impairment of assets	—	—	—	285
(Gain) loss on extinguishment and modification of debt	(422)	—	—	538
Amortization of discount (premium) on corporate borrowings	(12,687)	(3,219)	967	1,336
Impairment of marketable equity security. investment	1,370	—	—	17,751
Theatre and other closure expense	5,823	2,381	11,753	7,449
Stock based compensation	12,000	—	830	1,962
(Gain) loss on dispositions	(2,876)	73	(48,245)	(580)
Equity in earnings and losses from non-consolidated entities, net of distributions	(19,611)	12,707	(495)	20,553
Change in assets and liabilities:
Receivables	(3,365)	(66,615)	11,766	(18,937)
Other assets	(8,915)	(35,138)	36,770	(4,693)
Accounts payable	64,215	69,029	(58,027)	26,747
Accrued expenses and other liabilities	14,822	63,288	(50,473)	22,589
Other, net	11,649	(597)	(983)	(9,714)

Net cash provided by operating activities	357,342	73,892	79,497	197,327

Cash flows from investing activities:
Capital expenditures	(260,823)	(72,774)	(40,116)	(139,359)
Merger, net of cash acquired	—	3,110	—	—
Acquisition of Rave theatres, net of cash acquired	(1,128)	(87,555)	—	—
Proceeds from disposition of long-term assets	3,880	90	7,291	1,474
Investments in non-consolidated entities, net	(3,265)	(1,194)	1,589	(26,880)
Proceeds from sale/leaseback of digital projection equipment	—	—	—	953
Other, net	(7,448)	(575)	205	98

Net cash used in investing activities	(268,784)	(158,898)	(31,031)	(163,714)

Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2020	773,063	—	—	—
Capital contribution from Holdings	355,580	—	—	—
Repayment of Term Loan due 2016	(464,088)	—	—	—
Repayment of Term Loan due 2018	(296,250)	—	—	—
Proceeds from issuance of Term Loan due 2018	—	—	—	297,000
Repayment of Term Loan due 2013	—	—	—	(140,657)
Repurchase of Senior Subordinated Notes due 2014	—	—	(191,035)	(108,965)
Principal payments under Term Loan	(7,813)	(4,002)	(4,002)	(4,875)
Principal payments under capital and financing lease obligations	(6,446)	(875)	(1,298)	(3,422)
Capital contribution from Wanda	—	100,000	—	—
Deferred financing costs	(9,126)	—	(2,378)	(6,002)
Change in construction payables	(19,404)	22,487	(23,575)	13,512
Dividends paid to Holdings	(588)	—	—	(109,581)

Net cash provided by (used in) financing activities	324,928	117,610	(222,288)	(62,990)
Effect of exchange rate changes on cash and equivalents	(103)	(207)	16	556

Net increase (decrease) in cash and equivalents	413,383	32,397	(173,806)	(28,821)
Cash and equivalents at beginning of period	130,928	98,531	272,337	301,158

Cash and equivalents at end of period	$544,311	$130,928	$98,531	$272,337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest (including amounts capitalized of $511, $0 and $14)	$152,220	$68,794	$78,789	$159,527
Income taxes, net	1,646	10,088	828	807
Schedule of non-cash investing and financing activities:
Investment in NCM (See Note 7—Investments)	$26,315	$—	$—	$—
Investment in AC JV, LLC. (See Note 7—Investments)	8,333	—	—	—
See Note 3—Acquisition for non-cash activities related to acquisition

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Earnings (Deficit)	Total Stockholder's Equity
(In thousands, except share and per share data)	Shares	Amount
Predecessor
Balance March 31, 2011	1	$—	$551,955	$(3,991)	$(187,805)	$360,159
Net loss	—	—	—	—	(81,988)	(81,988)
Other comprehensive loss	—	—	—	(16,212)	—	(16,212)
Stock-based compensation	—	—	1,962	—	—	1,962
Dividends to Holdings	—	—	(109,581)	—	—	(109,581)

Balance March 29, 2012	1	—	444,336	(20,203)	(269,793)	154,340
Net earnings	—	—	—	—	94,400	94,400
Other comprehensive income	—	—	—	9,034	—	9,034
Stock-based compensation	—	—	830	—	—	830

Balance August 30, 2012	1	—	445,166	(11,169)	(175,393)	258,604

Successor
Balance August 30, 2012	1	—	—	—	—	—
Net loss	—	—	—	—	(42,670)	(42,670)
Other comprehensive income	—	—	—	9,444	—	9,444
Merger consideration	—	—	701,811	—	—	701,811
Capital contribution from Wanda	—	—	100,000	—	—	100,000

Balance December 31, 2012	1	—	801,811	9,444	(42,670)	768,585
Net earnings	—	—	—	—	364,400	364,400
Other comprehensive income	—	—	—	14,760	—	14,760
Capital contribution from Holdings	—	—	355,299	—	—	355,299
Stock-based compensation, net of shares surrendered for taxes	—	—	6,483	—	—	6,483
Dividends to Holdings	—	—	—	—	(588)	(588)

Balance December 31, 2013	1	$—	$1,163,593	$24,204	$321,142	$1,508,939

See Notes to Consolidated Financial Statements

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

        AMC Entertainment® Inc. ("AMCE" or the "Company") is an intermediate holding company, which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("OpCo") and its subsidiaries, (collectively with AMCE, unless the context otherwise requires, the "Company" or "AMC"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres primarily located in the United States. AMCE is a wholly owned subsidiary of AMC Entertainment Holdings, Inc. ("Holdings").

        Initial Public Offering of Holdings:    On December 23, 2013, Holdings completed its initial public offering ("IPO") of 18,421,053 shares of Class A common stock at a price of $18.00 per share. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,631,579 shares of Class A common stock. As a result, the total IPO size was 21,052,632 shares of Class A common stock and the net proceeds to Holdings were approximately $355,299,000 after deducting underwriting discounts and commissions and offering expenses. The net IPO proceeds of approximately $355,580,000, were contributed by Holdings to AMCE.

        Wanda owns approximately 77.87% of Holdings' outstanding common stock and 91.35% of the combined voting power of Holdings' outstanding common stock as of December 31, 2013 and has the power to control Holdings' affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), the entering into of mergers, sales of substantially all of the Company's assets and other extraordinary transactions.

        Wanda Merger:    Prior to the IPO, Wanda acquired Holdings, on August 30, 2012, through a merger between Holdings and Wanda Film Exhibition Co. Ltd. ("Merger Subsidiary"), a wholly-owned indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Holdings with Holdings continuing as the surviving corporation and as a then wholly-owned indirect subsidiary of Wanda (the "Merger"). A change of control of the Company occurred pursuant to the Merger. Prior to the Merger, Holdings was owned by J.P. Morgan Partners, LLC and certain related investment funds, Apollo Management, L.P. and certain related investment funds, affiliates of Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors ("Spectrum") (collectively the "Sponsors"). The Merger consideration totaled $701,811,000, with $700,000,000 invested by Wanda and $1,811,000 invested by members of management. The estimated transaction value was approximately $2,748,018,000. Wanda acquired cash, corporate borrowings and capital and financing lease obligations in connection with the Merger. Funding for the Merger consideration was obtained by Merger Subsidiary pursuant to bank borrowings and cash contributed by Wanda.

        In connection with the change of control due to the Merger, the Company's assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, the Company's financial statement presentations herein distinguish between a predecessor period, ("Predecessor"), for periods prior to the Merger and a successor period, ("Successor"), for periods subsequent to the Merger. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date, August 30, 2012. The consolidated financial statements presented herein are those of Successor from its inception on August 31, 2012 through December 31, 2013, and those of Predecessor for all periods prior to the Merger date. As a result of the application of "push

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

down" accounting at the time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable. See Note 2—Merger for additional information regarding the Merger.

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

        Principles of Consolidation:    The consolidated financial statements include the accounts of AMCE and all subsidiaries, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company's consolidated subsidiaries; consequently, all of its stockholder's equity, net earnings (loss) and comprehensive income (loss) for the periods presented are attributable to controlling interests.

        Fiscal Year:    On November 15, 2012, the Company changed its fiscal year to a calendar year ending on December 31st of each year. Prior to the change, the Company had a 52/53 week fiscal year ending on the Thursday closest to the last day of March. All references to "fiscal year", unless otherwise noted, refer to the fifty-two week fiscal year, which ended on the Thursday closest to the last day of March. The consolidated financial statements include the transition period of March 30, 2012 through December 31, 2012 ("Transition Period").

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For comparative purposes to the prior year Transition Period, the Consolidated Statements of Operations for the period April 1, 2011 through December 29, 2011 are presented as follows:

(In thousands)	(Unaudited) 39 Weeks Ended December 29, 2011
(Predecessor)
Revenues
Admissions	$1,295,469
Food and beverage	518,081
Other theatre	71,984

Total revenues	1,885,534

Operating costs and expenses
Film exhibition costs	694,863
Food and beverage costs	70,961
Operating expense	525,431
Rent	334,607
General and administrative:
Merger, acquisition and transaction costs	1,179
Management fee	3,750
Other	36,065
Depreciation and amortization	155,970

Operating costs and expenses	1,822,826

Operating income	62,708
Other expense (income)
Other expense	377
Interest expense:
Corporate borrowings	120,265
Capital and financing lease obligations	4,480
Equity in earnings of non-consolidated entities	(1,864)
Investment expense	17,666

Total other expense	140,924

Loss from continuing operations before income taxes	(78,216)
Income tax provision	1,510

Loss from continuing operations	(79,726)
Loss from discontinued operations, net of income taxes	(2,989)

Net loss	$(82,715)

Consolidated Statement of Comprehensive Loss
Net loss	$(82,715)
Foreign currency translation adjustment, net of tax	4,837
Pension and other benefit adjustments:
Amortization of net loss included in net periodic benefit costs, net of tax	4
Amortization or prior service credit included in net periodic benefit costs, net of tax	(668)
Unrealized loss on marketable securities:
Unrealized holding loss arising during the period, net of tax	(23,791)
Less: reclassification adjustment for loss included in investment expense, net of tax	17,724

Other comprehensive loss	(1,894)

Total comprehensive loss	$(84,609)

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidated Statement of Cash Flows (In thousands)	(Unaudited) 39 Weeks Ended December 29, 2011
(Predecessor)
Cash flows from operating activities:
Net loss	$(82,715)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	156,914
Impairment of RealD Inc. investment	17,751
Theatre and other closure expense	5,687
Loss on dispositions	1,444
Stock-based compensation	1,471
Equity in earnings from non-consolidated entities, net of distributions	18,731
Change in assets and liabilities
Receivables	(46,862)
Other assets	(1,958)
Accounts payable	38,266
Accrued expenses and other liabilities	36,078
Other, net	(7,550)

Net cash provided by operating activities	137,257

Cash flows from investing activities:
Capital expenditures	(85,083)
Investments in non-consolidated entities, net	(23,835)
Other, net	944

Net cash used in investing activities	(107,974)

Cash flows from financing activities:
Principal payments under Term Loan	(3,250)
Principal payments under capital and financing lease obligations	(2,645)
Deferred financing costs	(667)
Change in construction payables	(1,298)
Dividends paid to Holdings	(109,581)

Net cash used in financing activities	(117,441)
Effect of exchange rate changes on cash and equivalents	520

Net increase in cash and equivalents	(87,638)
Cash and equivalents at beginning of period	301,158

Cash and equivalents at end of period	$213,520

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$138,849
Income taxes, net	802

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Discontinued Operations:    The results of operations for the Company's discontinued operations have been eliminated from the Company's continuing operations and classified as discontinued operations for each period presented within the Company's Consolidated Statements of Operations. See Note 4—Discontinued Operations for further information.

        Revenues:    Revenues are recognized when admissions and food and beverage sales are received at the theatres. The Company defers 100% of the revenue associated with the sales of gift cards and packaged tickets until such time as the items are redeemed or breakage income is recorded. In the fourth quarter of fiscal 2012, the Company changed its accounting method for recognizing gift card breakage income. Prior to the fourth quarter of fiscal 2012, the Company recognized breakage income when gift card redemptions were deemed remote and the Company determined that there was no legal obligation to remit the unredeemed gift cards to the relevant tax jurisdiction ("Remote Method"), which based on historical information was 18 months after the gift card was issued. In the fourth quarter of fiscal 2012, the Company accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly during fiscal 2012, the Company changed its method for recording gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards ("Proportional Method"). The Company recognizes breakage income for gift cards using the Proportional Method where it applies a breakage rate for its five gift card sales channels which ranges from 14% to 23% of the current month sales and the Company recognizes that total amount of breakage for that current month's sales as income over the next 24 months in proportion to the pattern of actual redemptions. The Company has determined its breakage rates and redemption patterns using data accumulated over ten years on a company-wide basis. Breakage for packaged tickets continues to be recognized as the redemption of these items is determined to be remote, that is if a ticket has not been used within 18 months after being purchased. During fiscal 2012, the Company recognized $32,633,000 of net gift card breakage income, of which $14,969,000 represented the adjustment related to the change from the Remote Method to the Proportional Method. Additionally, concurrent with the accounting change discussed above, the Company changed the presentation of gift card breakage income from other income to other theatre revenues during fiscal 2012, with conforming changes made for all prior periods presented. During the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fifty-two weeks ended March 29, 2012, the Company recognized $19,510,000, $3,483,000, $7,776,000, and $32,633,000 of income, respectively, related to the derecognition of gift card liabilities which was recorded in other theatre revenues in the Consolidated Statements of Operations.

        Film Exhibition Costs:    Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licenses. Film exhibition costs include certain advertising costs. As of December 31, 2013 and December 31, 2012, the Company recorded film payables of $149,378,000 and $120,650,000, respectively, which are included in accounts payable in the accompanying Consolidated Balance Sheets.

        Food and Beverage Costs:    The Company records payments from vendors as a reduction of food and beverage costs when earned.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Screen Advertising:    On March 29, 2005, the Company and Regal Entertainment Group ("Regal") combined their respective cinema screen advertising businesses into a joint venture company called National CineMedia, LLC ("NCM") and on July 15, 2005, Cinemark Holdings, Inc. ("Cinemark") joined NCM. The Company, Regal and Cinemark are known as the "Founding Members." NCM engages in the marketing and sale of cinema advertising and promotions products, business communications and training services and the distribution of digital alternative content. The Company records its share of on-screen advertising revenues generated by NCM in other theatre revenues.

        Customer Frequency Program:    On April 1, 2011, the Company fully launched AMC Stubs, a customer frequency program, which allows members to earn rewards, including $10 for each $100 spent, redeemable on future purchases at AMC locations. The portion of the admissions and food and beverage revenues attributed to the rewards is deferred as a reduction of admissions and food and beverage revenues, based on member redemptions. Rewards must be redeemed no later than 90 days from the date of issuance. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. Rewards not redeemed within 90 days are forfeited and recognized as admissions or food and beverage revenues. Progress rewards (member expenditures toward earned rewards) for expired membership are forfeited upon expiration of the membership and recognized as admissions or food and beverage revenues. The program's annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

        Advertising Costs:    The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $9,684,000, $4,137,000, $3,603,000, and $10,118,000 for the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fifty-two weeks ended March 29, 2012, respectively, and are recorded in operating expense in the accompanying Consolidated Statements of Operations.

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

        The Company first assesses the qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not the fair vale of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. There were no intangible asset impairment charges incurred during the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fifty-two weeks ended March 29, 2012.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Investments:    The Company accounts for its investments in non-consolidated entities using either the cost or equity methods of accounting as appropriate, and has recorded the investments within other long-term assets in its Consolidated Balance Sheets. Equity earnings and losses are recorded when the Company's ownership interest provides the Company with significant influence. The Company follows the guidance in ASC 323-30-35-3, which prescribes the use of the equity method for investments where the Company has significant influence. The Company classifies gains and losses on sales of and changes of interest in equity method investments within equity in earnings of non-consolidated entities or in separate line items on the face of the Consolidated Statements of Operations when material, and classifies gains and losses on sales of investments or impairments accounted for using the cost method in investment income. Gains and losses on cash sales are recorded using the weighted average cost of all interests in the investments. Gains and losses related to non-cash negative common unit adjustments are recorded using the weighted average cost of those units in NCM. As of the date of the Merger, August 30, 2012, the Company's investment in NCM consisted of a single investment tranche of 17,323,782 membership units recorded at fair value (Level 1). See Note 7—Investments for further discussion of the Company's investments in NCM. As of December 31, 2013, the Company holds equity method investments comprised of a 15.01% interest in NCM, a joint venture that markets and sells cinema advertising and promotions; a 32% interest in AC JV, LLC, a joint venture that owns Fathom Events offering alternative content for motion picture screens; a 29% interest in Digital Cinema Implementation Partners LLC, a joint venture charged with implementing digital cinema in the Company's theatres; a 50% ownership interest in two U.S. motion picture theatres and one IMAX screen; and a 50% ownership interest in Open Road Films, a motion picture distribution company. At December 31, 2013, the Company's recorded investments are less than its proportional ownership of the underlying equity in these entities by approximately $12,744,000, excluding NCM and AC JV, LLC. Included in equity in earnings of non-consolidated entities for the fifty-two weeks ended March 29, 2012 is an impairment charge of $2,742,000 related to a joint venture investment decline in value that was considered to be other than temporary.

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

        The Company's recorded goodwill was $2,291,943,000 and $2,251,296,000 as of December 31, 2013 and December 31, 2012, respectively. The Company evaluates goodwill and its trademark and trade names for impairment annually as of the beginning of the fourth quarter or more frequently as specific events or circumstances dictate. The Company's goodwill is recorded in its Theatrical Exhibition operating segment, which is also the reporting unit for purposes of evaluating recorded goodwill for impairment.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company performed its annual impairment analysis during the fourth quarter of calendar 2013 and the last quarter of the Transition Period ended December 31, 2012, and reached a determination that there was no goodwill or trademark and trade name impairment. According to ASC 350-20, the Company has an option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. During the fourth quarter of calendar 2013 and the fourth quarter of the Transition Period, the Company assessed qualitative factors and reached a determination that it is not more likely than not that the fair value of the Company's reporting unit is less than its carrying value, and therefore, no impairment charge was incurred.

        Other Long-term Assets:    Other long-term assets are comprised principally of deferred tax assets, investments in equity method investees and capitalized computer software, which is amortized over the estimated useful life of the software.

        Accounts Payable:    Under the Company's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2013 and December 31, 2012 was $52,093,000 and $64,573,000, respectively.

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

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

over the base term of the lease using the Company's incremental borrowing rate. Capital lease assets are assigned an estimated useful life at the inception of the lease that generally corresponds with the base term of the lease.

        Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. ASC 840-40-05-5 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period and therefore it is required to account for these projects as sale and leaseback transactions. As a result, the Company has recorded financing lease obligations for failed sale leaseback transactions of $85,902,000 and $90,772,000 in its Consolidated Balance Sheets related to these types of projects as of December 31, 2013 and December 31, 2012, respectively.

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

        Impairment of Long-lived Assets:    The Company reviews long-lived assets, including definite-lived intangibles, investments in non-consolidated equity method investees, marketable equity securities and internal use software for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company identifies impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. The Company reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in the markets where it operates for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. The Company evaluates theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when making these evaluations. The Company performs impairment analysis during the last quarter of the year. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date for the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales, in some instances with the assistance of third party valuation studies and using management judgment.

        There is considerable management judgment necessary to determine the estimated future cash flows and fair values of the Company's theatres and other long-lived assets, and, accordingly, actual

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy, see Note 16—Fair Value Measurements. There were no impairments during the period August 31, through December 31, 2012 and the period March 30, 2012 through August 30, 2012. During calendar 2013, the Company recognized non-cash impairment losses of $1,370,000 related to a marketable equity security when it was determined that its decline in value was other than temporary. During fiscal 2012, the Company recognized non-cash impairment losses of $20,788,000 related to long-term assets. The Company recognized an impairment loss of $285,000 on three theatres with 33 screens (in Arkansas, Maryland and Utah), which was related to property, net. The Company adjusted the carrying value of a joint venture investment, resulting in an impairment charge of $2,742,000 and adjusted the carrying value of a marketable equity security, resulting in an impairment charge of $17,751,000, when it was determined that its decline in value was other than temporary.

        Impairment losses in the Consolidated Statements of Operations are included in the following captions:

(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 Through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Impairment of long-lived assets	$—	$—	$—	$285
Equity in (earnings) losses of non-consolidated entities	—	—	—	2,742
Investment expense (income)	1,370	—	—	17,751

Total impairment losses	$1,370	$—	$—	$20,778

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

        Holdings and its subsidiaries file a consolidated federal income tax return and combined income tax returns in certain state jurisdictions. Income taxes are allocated based on separate Company

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

computations of income or loss. Tax sharing arrangements are in place and utilized when tax benefits from affiliates in the consolidated group are used to offset what would otherwise be taxable income generated by the Holdings or another affiliate.

        Casualty Insurance:    The Company is self-insured for general liability up to $1,000,000 per occurrence and carries a $500,000 deductible limit per occurrence for workers compensation claims. The Company utilizes actuarial projections of its ultimate losses to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of December 31, 2013 and December 31, 2012, the Company had recorded casualty insurance reserves of $16,549,000 and $14,980,000, respectively, net of estimated insurance recoveries. The Company recorded expenses related to general liability and workers compensation claims of $16,332,000, $3,913,000, $5,732,000, and $12,705,000 for the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fifty-two weeks ended March 29, 2012, respectively.

        Other Expense (Income):    The following table sets forth the components of other expense (income):

(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 Through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

(Gain) loss on redemption and modification of Senior Secured Credit Facility	$(130)	$—	$—	$383
Loss on redemption of 8% Senior Subordinated Notes due 2014	—	—	1,297	640
Business interruption insurance recoveries	(1,285)	—	(337)	(12)
Other expense (income)	—	49	—	391

Other expense (income)	$(1,415)	$49	$960	$1,402

        Accounting Changes:    Prior to the fourth quarter of fiscal 2012, the Company recognized breakage income when gift card redemptions were deemed remote and the Company determined that there was no legal obligation to remit the unredeemed gift cards to the relevant tax jurisdiction ("Remote Method"), which, based on historical information, the Company concluded to be 18 months after the gift card was issued. At the end of the fourth quarter of fiscal 2012, the Company concluded it had accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, the Company changed its method for recognizing gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards ("Proportional Method"). The Company believes the Proportional Method is preferable to the Remote Method as it better reflects the gift card earnings process resulting in the recognition of gift card breakage income over the period of gift card redemptions (i.e., over the performance period). The Company will continue to review

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

historical gift card redemption information at each reporting period to assess the continued appropriateness of the gift card breakage rates and pattern of redemption.

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

        New Accounting Pronouncements:    In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, ("ASU 2013-11"). This amendment provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent that (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted and retrospective application is also permitted. The Company has early adopted ASU 2013-11 for the twelve months ended December 31, 2013. The adoption does not have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, ("ASU 2013-02"). Under this amendment, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company adopted the disclosure requirements of ASU 2013-02 in the first quarter of 2013. See Note 18—Accumulated Other Comprehensive Income for the required disclosure.

NOTE 2—MERGER

        Holdings and Wanda, a Chinese private conglomerate, completed a Merger on August 30, 2012 in which Wanda indirectly acquired all of the then outstanding capital stock of Holdings. Holdings merged with Wanda Film Exhibition Co. Ltd., ("Merger Subsidiary"), a wholly-owned indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Holdings with Holdings continuing as the surviving corporation and as a wholly-owned indirect subsidiary of Wanda. The Merger consideration totaled $701,811,000, with $700,000,000 invested by Wanda and $1,811,000 invested by members of management, for which 66,252,109 shares of Holdings' Class A common stock and 173,147 shares of Holdings' Class N common stock were issued, respectively. The investment amount and price per share paid by members of management was determined pursuant to Management Subscription Agreements negotiated in connection with the Merger. Pursuant to such agreements, as a retention incentive certain key members of management were required to reinvest 50% of the after tax amount they received with respect to equity awards outstanding at the time of the Merger at a price per share equal to that received for such equity awards. The approximately one percent differential in the per share price paid by Wanda and members of management represents the dilutive effect from settlement of outstanding management equity awards in connection with the Merger. Wanda also acquired cash, corporate borrowings and capital and financing lease obligations in connection with the Merger as described below. See Note 1—The Company and Significant Accounting Policies for information regarding the completed IPO of Holdings on December 23, 2013.

        In connection with the Merger agreement, $35,000,000 of consideration otherwise payable to the equity holders was deposited into an Indemnity Escrow Fund and $2,000,000 otherwise payable to the

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 2—MERGER (Continued)

equity holders was deposited into an account designated by the Stockholder Representative. The $35,000,000 of consideration previously deposited in the Indemnity Escrow Fund, which was established to cover any indemnity claims by Wanda against the sellers (former owners) relating to their representations, warranties and covenants in connection with the Merger, was released in full on April 3, 2013. There were no indemnity claims made. Further, the $2,000,000 previously deposited in an account designated by the stockholder representative, which account was established to cover post-merger closing de minimis taxes and administrative fees and expenses, has also been released in full. On April 15, 2013, after net of such taxes, fees and expenses, $1,974,000 was released back to the selling stockholders, including members of management. The Company accounted for the entire $701,811,000 as purchase price which included the amounts placed in escrow because the Company believed any contingencies requiring escrow were remote and that the amounts would be paid out subsequently.

        As a result of the Merger and related change of control, the Company applied "push down" accounting, which required allocation of the Merger consideration to the estimated fair values of the assets and liabilities acquired in the Merger. The allocation of Merger consideration was based on management's judgment after evaluating several factors, including a valuation assessment performed by a third party appraiser. Final appraisal reports were received during the first quarter of 2013. The appraisal measurements included a combination of income, replacement costs and market approaches and represents managements' best estimate of fair value at August 30, 2012, the acquisition date. Management finalized its purchase price allocation in May of calendar 2013. Adjustments made during calendar 2013 increased recorded goodwill by approximately $32,000,000. Property, net and other long-term assets decreased by approximately $28,000,000 and $4,000,000, respectively, due to final

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 2—MERGER (Continued)

determinations of fair values assigned to tangible assets. The following is a summary of the allocation of the Merger consideration:

(In thousands)	Total
(Predecessor)
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

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 2—MERGER (Continued)

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

  Other than the favorable lease agreements and the trade name, there are not many other operating intangible assets for the Company's business. However, the Company does have some contractual relationships identified as intangible assets. These contractual relationships include the non-compete agreement that was entered into as part of the Company's acquisition of Kerasotes, management agreements in which the Company manages certain theatres that are owned by a third party, and the NCM tax receivable agreement (the "NCM TRA") which represents an agreement in which the Company receives a certain portion of a tax benefit that NCM is expected to receive as part of the Company's partial ownership interest in NCM. The non-compete agreement was valued using the differential cash flow method, a form of the income approach, in which the cash flows of the Company were estimated under a scenario in which the non-compete agreement was in place and a scenario in which there was no non-compete agreement. The value of the non-compete agreement was considered to be the difference of the discounted cash flows between the two scenarios over the remaining contractual term of the agreement. The management agreements were valued using the income approach, in which the annual management fees over the life of the agreements were discounted. The NCM TRA was valued using the income approach in which the future tax benefit distribution realized from any tax amortization of intangible assets was estimated and discounted. The Company determined the value of the TRA using a discounted cash flow model. For the purposes of its analysis, the Company estimated the cash receipts from taxable transactions that were known as of the date of the Merger. The Company did not consider future transactions that NCM may undertake. The Company estimated a run-off of the intangible asset amortization benefits from the TRA due to the following transactions:

  1.
  ESA (Exhibitor Services Agreement)—relates to the amortization due to a modification of the initial ESA agreement.

  2.
  CUA (Common Unit Adjustment)—relates to NCM issuing additional common units to the founding members if there is an increase in the number of theaters under the

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 2—MERGER (Continued)

    ESA agreement. A reduction of common units is made if there are theaters removed from the ESA agreement.

  3.
  AMC II Benefit—relates to AMC's acquisition of Kerasotes theaters.

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

(3)
Goodwill represents the excess of the Merger consideration over the net assets recognized and represents the future expected economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill associated with the Merger is not tax deductible. Additionally, the Company expects to realize synergies and cost savings related to the Merger. Wanda is the largest theatre exhibition operator in China through its controlling ownership interest in Wanda Cinema Line. The combined ownership and scale of AMC and Wanda Cinema Line, has enabled them to enhance relationships and obtain better terms for important food and beverage, lighting and theatre supply vendors, and to expand their strategic partnership with IMAX. Wanda and AMC are also working together to offer Hollywood studios and other production companies valuable access to their industry-leading promotion and distribution platforms, with the goal of gaining greater access to content and playing a more important role in the industry going forward.

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

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 2—MERGER (Continued)

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

(7)
In connection with the completion of NCM, Inc.'s IPO on February 13, 2007, the Company entered into the Exhibitor Services Agreement that provided favorable terms to NCM in exchange for a payment of $231,308,000. The Exhibitor Services Agreement was considered an unfavorable contract to the Company based on a comparison of rates charged by NCM to third-party exhibitors. The market rate was estimated as the average rate charged by NCM to third party exhibitors. The fair value of the contract was estimated as the present value of the difference between the Company's expected payments under the contract and a market rate over the life of the Exhibitor Services Agreement. The Company's expected payments were estimated based on the Company's expected annual attendance, screen count, and advertising revenues over the life of the exhibitor Services Agreement.

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

        The fair value measurement of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, market comparables, and quoted market prices. Quoted market prices and observable market based inputs were used to estimate the fair value of corporate borrowings (Level 2) and the Company's investments in NCM and equity securities available for sale (Level 1).

        During the twelve months ended December 31, 2013 and the period of August 31, 2012 through December 31, 2012, the Company incurred Merger-related costs of approximately $957,000 and $2,500,000, respectively, which are included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

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

(In thousands)	Pro forma March 30, 2012 through December 31, 2012
(unaudited)
Revenues
Admissions	$1,364,663
Food and beverage	571,869
Other theatre	72,574

Total revenues	2,009,106

Operating Costs and Expenses
Film exhibition costs	728,100
Food and beverage costs	77,871
Operating expense	529,235
Rent	331,397
General and administrative:
Merger, acquisition and transaction costs	3,538
Management fee	—
Other	55,596
Depreciation and amortization	150,234

Operating costs and expenses	1,875,971

Operating income	133,135
Other expense (income)
Other expense	1,009
Interest expense
Corporate borrowings	103,429
Capital and financing lease obligations	4,263
Equity in earnings of non-consolidated entities	(7,499)
Investment expense	578

Total other expense	101,780

Earnings from continuing operations before income taxes	31,355
Income tax provision	9,000

Earnings from continuing operations	22,355
Earnings from discontinued operations	34,465

Net earnings	$56,820

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

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

        The following is a summary of the contingent costs:

(In thousands)
Financial advisor fees	$18,129	(a)
Management transaction bonuses	6,000	(b)
Bond amendment fees	3,946	(c)
Unrecognized stock compensation expense	3,177	(d)
Other contingent transaction costs	210

	$31,462

(a)
These represent non-exclusive arrangements made with multi-parties to provide advice and assistance related to the sale of Holdings. Payment terms were contingent upon consummation of a sale. Each agreement was entered into by Predecessor entities when the Company was under previous ownership.

(b)
Management bonuses were approved by the Predecessor Entity and previous ownership group to help incent key Holdings' management team members to use their best efforts to help facilitate the sale of the Company. Payments were contingent on the consummation of a transaction.

(c)
Consent fees were paid pursuant to a consent solicitation to amend indentures relating to the Company's outstanding notes and permit the sale of the Company without triggering change of control payments. The payments were only made upon closing the Wanda transaction.

(d)
Unrecognized stock compensation for previously existing awards that became payable due to change of control provisions and only upon consummation of a sale transaction.

NOTE 3—ACQUISITION

        In December 2012, the Company completed the acquisition of 4 theatres and 61 screens from Rave Reviews Cinemas, LLC and 6 theatres and 95 screens from Rave Digital Media, LLC, (together "Rave"). The total purchase price for the Rave theatres, paid in cash, was $88,683,000, net of cash

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 3—ACQUISITION (Continued)

acquired. Approximately $881,000 of the total purchase price was paid during the twelve months ended December 31, 2013. The Company acquired the Rave theatres based on their highly complementary geographic presence in certain key markets. Additionally, the Company expects to realize synergies and cost savings related to the Rave acquisition as a result of moving to the Company's operating practices, decreasing costs for newspaper advertising, food and beverage costs, and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies.

        The acquisitions are being treated as a purchase in accordance with Accounting Standards Codification, ("ASC") 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including bid prices from potential buyers and a valuation assessment. The following is a summary of the allocation of the purchase price:

(In thousands)	Total
(Successor)
Cash	$3,649
Receivables, net(1)	58
Other current assets	1,556
Property, net	79,428
Goodwill(2)	87,720
Deferred tax asset	3,752
Accrued expenses and other liabilities	(7,243)
Capital and financing lease obligations	(62,598)
Other long-term liabilities(3)	(13,990)

Total purchase price	$92,332

(1)
Receivables consist of trade receivables recorded at estimated fair value. The Company did not acquire any other class of receivables as a result of the acquisition of the Rave theatres.

(2)
Amounts recorded for goodwill are expected to be deductible for tax purposes.

(3)
Amounts recorded for other long-term liabilities consist of unfavorable leases and long-term deferred tax liabilities.

        During the twelve months ended December 31, 2013, the Company incurred acquisition-related costs for the Rave theatres of approximately $728,000, which are included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. The Company's operating results for the twelve months ended December 31, 2013 were not materially impacted by this acquisition.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

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

        The Company recorded gains, net of lease termination expense, on the disposition of the seven Canada theatres and the one United Kingdom theatre of approximately $39,382,000, primarily due to the write-off of long-term lease liabilities extinguished in connection with the sales and closure during the period March 30, 2012 through August 30, 2012. The Company does not have any significant continuing involvement in the operations of these theatres after the disposition. The results of operations of these theatres have been classified as discontinued operations, and information presented for all periods reflects the classification.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 4—DISCONTINUED OPERATIONS (Continued)

        The Company calculated the gain on sale and closure of its theatres in Canada and in the UK as follows during the period of March 30, 2012 through August 30, 2012:

(In thousands)	Total
(Predecessor)
Proceeds from sale of UK theatre	$395
Proceeds from sale of Canada theatres	1,472
Cash payment for closure of Canada theatre	(7,562)

Net cash payment	$(5,695)
Fixed asset write-offs	(1,885)
Recognition of cumulative translation losses in AOCI(1)	(11,069)
Legal and professional fees	(1,582)
Operating Lease Liabilities:
Deferred rent write-off	14,848
Unfavorable lease write-off	31,099
Deferred gain write-off	13,666

Gain on sale, net of lease termination expense	$39,382

(1)
Included in Consolidated Statements of Comprehensive Income (Loss) as follows:

(In thousands)	March 30, 2012 through August 30, 2012
(Predecessor)
Foreign currency translation adjustment:
Foreign currency translation adjustment, net of tax	$866
Reclassification adjustment for foreign currency translation loss included in discontinued operations, net of tax	11,069

Total foreign currency translation adjustment, net of tax	$11,935

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

        During the twelve months ended December 31, 2013, the Company received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The sales price adjustment was related to tax attributes of the theatres sold in Canada, which were not determinable or probable of collection at the date of the sale. The Company completed its tax returns for periods prior to the date of sale during the twelve months ended December 31, 2013, at which time the buyer was able to determine amounts due pursuant to the sales price adjustment and remit payment to the Company. The Company recorded the additional gain on sale following the guidance for gain contingencies in ASC 450-30-25-1 when the gains were realizable.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 4—DISCONTINUED OPERATIONS (Continued)

        In December of 2008, the Company sold all of its interests in Cinemex, which it then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. ("Entretenimiento"). As of December 31, 2013, the Company continues to be involved in litigation with Entretenimiento related to tax payments and refunds it believes are due to the Company from the sale. While the Company believes it is entitled to these amounts from Cinemex, the collection has and will continue to require litigation, which was initiated by the Company on April 30, 2010. The case was tried in November 2013, and a judgment was entered in January 2014. The net result was a judgment in favor of Entretenimiento of approximately $500,000, which the Company has recorded as of December 31, 2013 as a liability. The Company intends to appeal this decision. Any purchase price tax collections received or legal fees paid related to the sale of the Cinemex theatres have been classified as discontinued operations for all periods presented.

        Components of amounts reflected as (earnings) loss from discontinued operations in the Company's Consolidated Statements of Operations are presented in the following table:

	Calendar 2013	Transition Period		Fiscal 2012
(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Revenues
Admissions	$—	$—	$16,389	$56,172
Food and beverage	—	—	6,099	20,192
Other theatre	—	—	548	2,253

Total revenues	—	—	23,036	78,617

Operating costs and expenses
Film exhibition costs	—	—	8,706	28,958
Food and beverage costs	—	66	1,252	3,655
Operating expense	—	439	15,592	24,643
Rent	—	—	7,322	23,497
General and administrative costs	—	221	511	248
Depreciation and amortization	—	—	263	1,212
(Gain) loss on disposition	(2,126)	(37)	(46,951)	25

Operating costs and expenses	(2,126)	689	(13,305)	82,238

Operating income (loss)	2,126	(689)	36,341	(3,621)
Investment income	—	(1)	(12)	(12)

Total other expense (income)	—	(1)	(12)	(12)

Earnings (loss) before income taxes	2,126	(688)	36,353	(3,609)
Income tax provision	830	—	1,200	—

Net earnings (loss)	$1,296	$(688)	$35,153	$(3,609)

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 5—PROPERTY

        A summary of property is as follows:

(In thousands)	December 31, 2013	December 31, 2012
	(Successor)	(Successor)
Property owned:
Land	$46,148	$46,148
Buildings and improvements	216,692	202,338
Leasehold improvements	528,915	460,850
Furniture, fixtures and equipment	616,234	501,550

	1,407,989	1,210,886
Less-accumulated depreciation and amortization	228,235	62,927

	$1,179,754	$1,147,959

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

        Depreciation expense was $176,998,000, $63,472,000, $70,715,000, and $184,935,000 for the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fifty-two weeks ended March 29, 2012, respectively.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill is presented below:

(In thousands)	Total
(Successor)
Balance as a result of Merger on August 30, 2012	$2,172,272
Increase in Goodwill from the acquisition of Rave theatres	79,024

Balance as of December 31, 2012	2,251,296

Increase in Goodwill from purchase price allocation adjustments related to the Merger	31,951
Increase in Goodwill from purchase price allocation adjustments related to the Rave acquisition	8,696

Balance as of December 31, 2013	$2,291,943

        Detail of other intangible assets is presented below:

		December 31, 2013 (Successor)		December 31, 2012 (Successor)
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Favorable leases	1 to 45 years	$112,496	$(8,053)	$112,496	$(2,158)
Management contracts	1 to 7 years	4,690	(1,103)	4,690	(278)
Non-compete agreement	2 years	3,800	(1,678)	3,800	(404)
NCM tax receivable agreement	23 years	20,900	(1,133)	20,900	(266)

Total, amortizable		$141,886	$(11,967)	$141,886	$(3,106)

Unamortized Intangible Assets:
AMC trademark		$104,400		$104,400

Total, unamortizable		$104,400		$104,400

        Amortization expense associated with the intangible assets noted above is as follows:

(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Recorded amortization	$9,011	$3,106	$5,016	$14,469

        Estimated annual amortization for the next five calendar years for intangible assets is projected below:

(In thousands)	2014	2015	2016	2017	2018
Projected annual amortization	$8,783	$8,372	$7,516	$7,401	$7,132

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 7—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of December 31, 2013, include a 15.01% interest in National CineMedia, LLC ("NCM"), a 32% interest in AC JV, LLC, owner of Fathom Events, a 50% interest in two U.S. motion picture theatres and one IMAX screen, a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP") and a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC ("ORF"). Indebtedness held by equity method investees is non-recourse to the Company.

RealD Inc. Common Stock

        The Company holds an investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1). Under its RealD Inc. motion picture license agreement, the Company received a ten-year option to purchase 1,222,780 shares of RealD Inc. common stock at approximately $0.00667 per share. The stock options vested in 3 tranches upon the achievement of screen installation targets and were valued at the underlying stock price at the date of vesting. At the dates of exercise, the fair market value of the RealD Inc. common stock was recorded in other long-term assets with an offsetting entry recorded to other long-term liabilities as a deferred lease incentive. As a result of the Merger, the unamortized deferred lease incentive was recorded at fair value and is being amortized on a straight-line basis over the remaining contract life of approximately 9 years, to reduce RealD license expense recorded in the consolidated statements of operations under operating expense. For further information, see Note 2—Merger. As of December 31, 2013, the unamortized deferred lease incentive balance included in other long-term liabilities was $18,635,000. Fair value adjustments of RealD Inc. common stock are recorded to other long-term assets with an offsetting entry to accumulated other comprehensive income.

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

DCIP Transactions

        On March 10, 2010, DCIP completed its financing of $660,000,000 for the deployment of digital projection systems for movie theatre screens across North America, including screens operated or managed by the Company, Cinemark and Regal. On March 31, 2011, DCIP completed an additional financing of $220,000,000, which has allowed the Company to substantially complete its planned digital deployments. Future digital cinema developments will be managed by DCIP, subject to certain approvals.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 7—INVESTMENTS (Continued)

NCM Transactions

        On March 29, 2005, the Company along with Regal combined their screen advertising operations to form NCM. On July 15, 2005, Cinemark joined the NCM joint venture by contributing its screen advertising business. The Company, Regal and Cinemark are known as "Founding Members" of NCM. On February 13, 2007, National CineMedia, Inc. ("NCM, Inc."), a newly formed entity that now serves as the sole manager of NCM, closed its initial public offering, or IPO, of 42,000,000 shares of its common stock at a price of $21.00 per share.

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 7—INVESTMENTS (Continued)

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

        Pursuant to the Company's Common Unit Adjustment Agreement, from time to time common units of NCM held by the Founding Members will be adjusted up or down through a formula ("Common Unit Adjustment"), primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. The common unit adjustment is computed annually, except that an earlier common unit adjustment will occur for a Founding Member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent common unit adjustment, will cause a change of 2% or more in the total annual attendance of all of the Founding Members. In the event that a common unit adjustment is determined to be a negative number, the Founding Member shall cause, at its election, either (a) the transfer and surrender to NCM of a number of common units equal to all or part of such Founding Member's common unit adjustment or (b) pay to NCM an amount equal to such Founding Member's common unit adjustment calculated in accordance with the Common Unit Adjustment Agreement.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 7—INVESTMENTS (Continued)

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 7—INVESTMENTS (Continued)

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

        As a result of the Rave theatre acquisitions in December 2012, the Company received 1,728,988 common membership units of NCM, effective March 14, 2013 from the annual Common Unit Adjustment. The Company recorded the additional units received at a fair value of $26,315,000, based on a price for shares of NCM, Inc. on March 14, 2013, of $15.22 per share, and as a new investment (Tranche 2 Investment), with an offsetting adjustment to the Exhibitor Services Agreement to be amortized to revenues over the remaining term of the ESA following the units-of-revenue method. The Rave theatre screens were under a contract with another screen advertising provider and the Company will continue to receive its share of the advertising revenues. During the remainder of the Rave screen contract, the Company will pay a screen integration fee to NCM in an amount that approximates the EBITDA that NCM would have generated if it had been able to sell advertising on the Rave theatre screens.

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 7—INVESTMENTS (Continued)

        Amounts related to the NCM tax receivable agreement of $4,408,000 and $3,949,000 were recorded in equity in earnings of non-consolidated entities during the fifty-two weeks ended March 29, 2012 and the period December 30, 2011 through August 30, 2012, respectively. During the twelve months ended December 31, 2013, payments received of $3,677,000 related to the NCM tax receivable agreement were recorded in investment income, net of related amortization, for the NCM tax receivable agreement intangible asset.

        As of December 31, 2013, the Company owns a 15.01% interest in NCM. As a founding member, the Company has the ability to exercise significant influence over the governance of NCM, and, accordingly accounts for its investment following the equity method. All of the Company's NCM membership units are redeemable for, at the option of NCM, Inc., cash or shares of common stock of NCM, Inc. on a share-for-share basis. The fair market value of the units in National CineMedia, LLC was approximately $380,293,000 based on a price for shares of NCM, Inc. on December 31, 2013 of $19.96 per share.

AC JV Transactions

        On December 26, 2013, the Company amended and restated its existing ESA with NCM in connection with the spin-off by NCM of its Fathom Events business to AC JV, LLC ("AC JV "), a newly-formed company owned 32% by each of the Founding Members and 4% by NCM. In consideration for the spin-off, NCM received a total of $25,000,000 in promissory notes from its Founding Members (approximately $8,333,000 from each Founding Member). Interest on the promissory note is at a fixed rate of 5% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Cinemark and Regal also amended and restated their respective ESAs with NCM in connection with the spin-off. The ESAs were modified to remove those provisions addressing the rights and obligations related to digital programing services of the Fathom Events business. Those provisions are now contained in the Amended and Restated Digital Programming Exhibitor Services Agreements (the "Digital ESAs") that were entered into on December 26, 2013 by NCM and each of the Founding Members. These Digital ESAs were then assigned by NCM to AC JV as part of the Fathom spin-off. There were no significant operations from the closing date until December 31, 2013.

Transactions with Non-consolidated Affiliates

        NCM Transactions.    The Company recorded the following transactions with NCM:

(In thousands)	December 31, 2013	December 31, 2012
	(Successor)	(Successor)
Due from NCM for on-screen advertising revenue	$2,266	$1,978
Due to NCM for Exhibitor Services Agreement	2,429	2,021

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 7—INVESTMENTS (Continued)

(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Net NCM screen advertising revenues	$33,790	$11,086	$11,731	$24,351
NCM beverage advertising expense	13,809	4,197	6,326	13,447

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

        The Company recorded the following transactions with DCIP:

(In thousands)	December 31, 2013	December 31, 2012
	(Successor)	(Successor)
Due from DCIP for equipment and warranty purchases	$663	$736
Deferred rent liability for digital projectors	7,747	1,810

(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Digital equipment rental expense (continuing operations)	$11,077	$3,338	$3,624	$6,969

        Open Road Films Transactions.    The Company recorded the following transactions with Open Road Films:

(In thousands)	December 31, 2013	December 31, 2012
	(Successor)	(Successor)
Due from Open Road Films	$2,658	$1,950
Film rent payable to Open Road Films	1,959	326

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 7—INVESTMENTS (Continued)

(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Gross film exhibition cost on Open Road Films	$12,700	$5,500	$1,550	$7,000

Summary Financial Information

        Investments in non-consolidated affiliates accounted for under the equity method as of December 31, 2013, include interests in National CineMedia, LLC ("NCM"), AC JV, LLC, two U.S. motion picture theatres and one IMAX screen, Digital Cinema Implementation Partners, LLC ("DCIP"), Open Road Films("ORF"), and other immaterial investments.

        Condensed financial information of the Company's non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

        Financial Condition:

	December 31, 2013 (Successor)
(In thousands)	NCM	DCIP	ORF	Other	Total
Current assets	$141,600	$140,353	$60,431	$14,069	$356,453
Noncurrent assets	557,600	1,124,517	10,341	24,281	1,716,739
Total assets	699,200	1,264,870	70,772	38,350	2,073,192
Current liabilities	122,400	34,919	69,530	6,301	233,150
Noncurrent liabilities	876,000	1,028,191	15,918	—	1,920,109
Total liabilities	998,400	1,063,110	85,448	6,301	2,153,259
Stockholders' equity (deficit)	(299,200)	201,760	(14,676)	32,049	(80,067)
Liabilities and stockholders' equity (deficit)	699,200	1,264,870	70,772	38,350	2,073,192

The Company's recorded investment(1)	$272,407	$45,831	$(1,920)	$11,592	$327,910

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 7—INVESTMENTS (Continued)

	December 31, 2012 (Successor)
(In thousands)	NCM	DCIP	ORF	Other	Total
Current assets	$112,100	$56,322	$42,712	$3,547	$214,681
Noncurrent assets	325,300	1,153,610	7,352	14,558	1,500,820
Total assets	437,400	1,209,932	50,064	18,105	1,715,501
Current liabilities	82,600	54,211	67,402	1,976	206,189
Noncurrent liabilities	879,000	1,016,135	7,060	—	1,902,195
Total liabilities	961,600	1,070,346	74,462	1,976	2,108,384
Stockholders' equity (deficit)	(524,200)	139,586	(24,398)	16,129	(392,883)
Liabilities and stockholders' equity (deficit)	437,400	1,209,932	50,064	18,105	1,715,501

The Company's recorded investment(1)	$245,047	$25,234	$(6,781)	$3,922	$267,422

(1)
Certain differences in the Company's recorded investments, and its proportional ownership share resulting from the Merger where the investments were recorded at fair value, are amortized to equity in (earnings) or losses over the estimated useful lives the underlying assets and liabilities. Other non-amortizing differences are considered to represent goodwill and are evaluated for impairment annually.

        Operating Results:

	12 Months Ended December 31, 2013 (Successor)
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$462,800	$182,659	$140,350	$18,517	$804,326
Operating costs and expenses	299,900	133,700	130,628	18,546	582,774

Net earnings (loss)	$162,900	$48,959	$9,722	$(29)	$221,552

	From Inception August 31, 2012 through December 31, 2012 (Successor)
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$178,100	$56,851	$39,701	$9,128	$283,780
Operating costs and expenses	144,000	43,052	61,083	11,088	259,223

Net earnings (loss)	$34,100	$13,799	$(21,382)	$(1,960)	$24,557

	March 30, 2012 through August 30, 2012 (Predecessor)
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$231,600	$71,560	$42,563	$14,680	$360,403
Operating costs and expenses	167,900	55,378	55,395	14,820	293,493

Net earnings (loss)	$63,700	$16,182	$(12,832)	$(140)	$66,910

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 7—INVESTMENTS (Continued)

	52 Weeks Ended March 29, 2012 (Predecessor)
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$443,700	$134,640	$44,842	$35,758	$658,940
Operating costs and expenses	311,100	129,690	74,294	36,837	551,921

Net earnings (loss)	$132,600	$4,950	$(29,452)	$(1,079)	$107,019

(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

National CineMedia, LLC	$23,196	$4,271	$7,473	$28,489
Digital Cinema Implementation Partners, LLC	18,660	4,436	4,941	1,726
Open Road Releasing, LLC	4,861	(10,691)	(6,416)	(14,726)
Other	718	(496)	1,547	(2,930)

The Company's recorded equity in earnings (losses)	$47,435	$(2,480)	$7,545	$12,559

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

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings of NCM during twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fifty-two weeks ended March 29, 2012.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 7—INVESTMENTS (Continued)

(In thousands)	Investment in NCM(1)	Exhibitor Services Agreement(2)	Other Comprehensive (Income)	Cash Received (Paid)	Equity in (Earnings) Losses	Advertising (Revenue)
Ending balance March 31, 2011	$74,551	$(333,792)	$—

Receipt of excess cash distributions	$(6,444)	$—	$—	$25,275	$(18,831)	$—
Receipt under Tax Receivable Agreement(5)	(1,840)	—	—	6,248	(4,408)	—
Payment to retain Common Units(6)	—	214	—	(214)	—	—
Amortization of ESA	—	5,136	—	—	—	(5,136)
Equity in earnings(3)	5,250	—	—	—	(5,250)	—

Ending balance March 29, 2012	$71,517	$(328,442)	$—	$31,309	$(28,489)	$(5,136)

Receipt of excess cash distributions	$(1,701)	$—	$—	$6,667	$(4,966)	$—
Change in interest loss	(16)	—	—	—	16	—
Amortization of ESA	—	2,367	—	—	—	(2,367)
Equity in earnings(3)	2,523	—	—	—	(2,523)	—

Ending balance August 30, 2012	$72,323	$(326,075)	$—	$6,667	$(7,473)	$(2,367)

Purchase price fair value adjustment	177,832	3,453	—	—	—	—
Receipt of excess cash distributions	(10,176)	—	—	10,176		—
Amortization of ESA	—	4,468	—	—	—	(4,468)
Unrealized gain	797	—	(797)	—	—	—
Equity in earnings(3)	4,271	—	—	—	(4,271)	—

Ending balance December 31, 2012	$245,047	$(318,154)	$(797)	$10,176	$(4,271)	$(4,468)

Receipt of common units	26,315	(26,315)	—	—	—	—
Receipt of excess cash distributions	(27,453)	—	—	27,453	—	—
Amortization of ESA	—	14,556	—	—	—	(14,556)
Unrealized gain from cash flow hedge	1,485	—	(1,485)	—	—	—
Adjust carrying value of AC JV, LLC(8)	3,817	—	—	—	—	—
Change in interest gain(4)	5,012	—	—	—	(5,012)	—
Equity in earnings(3)	21,149	—	—	—	(21,149)	—
Equity in loss from amortization of basis difference(7)	(2,965)	—	—	—	2,965	—

Ending balance December 31, 2013	$272,407	$(329,913)	$(2,282)	$27,453	$(23,196)	$(14,556)

(1)
Represents AMC's investment through the date of the Merger on August 30, 2012 in 4,417,042 common membership units received under the Common Unit Adjustment Agreement dated as of February 13, 2007 (Predecessor Tranche 2 Investments). AMC's investment in 12,906,740 common membership units (Predecessor Tranche 1 Investment) was carried at zero cost through the date of the Merger. As of the date of the Merger, the Company's investment in NCM consisted of a single investment tranche (Tranche 1

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 7—INVESTMENTS (Continued)

  Investment) consisting of 17,323,782 membership units recorded at fair value (Level 1). As a result of the Rave theatre acquisitions in December of 2012, and as provided under the Common Unit Adjustment Agreement, the Company received 1,728,988 additional NCM common membership units in 2013 valued at $26,315,000 and is recorded in a new tranche, (Tranche 2 Investment).

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

(3)
Represents equity in earnings on the Predecessor Tranche 2 investments only through August 30, 2012. Subsequent to August 30, 2012, represents percentage of ownership equity in earnings for Successor on both Tranche 1 and Tranche 2 Investments.

(4)
Two non-cash gains were recorded to adjust the Company's investment balance due to NCM's issuance of 8,688,078 common membership units to other founding members, at a price per share in excess of the Company's average carrying amount per share.

(5)
Distributions received under the Tax Receivable Agreement ("TRA") in fiscal 2012, were allocated among the Predecessor Tranche 1 Investment and the Predecessor Tranche 2 Investments based on the ownership percentages as of the date of the related NCM, Inc. taxable year to which the distribution relates. Post Merger, the TRA was recorded at fair value as an Intangible Asset. Amortization of the TRA intangible asset and cash receipts are recorded to Investment Expense (Income).

(6)
As a result of theatre closings and a related decline in attendance, the NCM Common Unit Adjustment for calendar 2011 called for a reduction in common units. The Company elected to pay NCM $214,000 to retain 16,717 common units effective March 16, 2012. The amount paid to retain the units decreased the amount for exhibitor services agreement available for amortization to advertising income for future periods.

(7)
Certain differences between the Company's carrying value and the Company's share of NCM's membership equity have been identified and are amortized to equity in earnings over the respective lives of the assets and liabilities.

(8)
On December 26, 2013, NCM spun-off its Fathom Events business to a newly formed limited liability company, AC JV, LLC which is owned 32% by each founding member and 4% by NCM. In consideration for the sale, each of the three founding members issued promissory notes of approximately $8,333,000 to NCM. The Company's share of the gain recorded by NCM, as a result of the spin-off, has been excluded from equity in earnings and has been applied as a reduction in the carrying value of AC JV, LLC investment.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 8—SUPPLEMENTAL BALANCE SHEET INFORMATION

        Other assets and liabilities consist of the following:

(In thousands)	December 31, 2013	December 31, 2012
	(Successor)	(Successor)
Other current assets:
Prepaid rent	$37,839	$35,551
Income taxes receivable	3,871	5,805
Prepaid insurance and other	18,578	12,049
Merchandise inventory	10,645	8,859
Other	9,891	8,363

	$80,824	$70,627

Other long-term assets:
Investments in real estate	$10,733	$14,800
Deferred financing costs	7,841	—
Investments in equity method investees	327,910	267,422
Computer software	39,237	32,023
Investment in marketable equity securities	10,442	13,707
Other	6,341	4,788

	$402,504	$332,740

Accrued expenses and other liabilities:
Taxes other than income	$46,251	$42,990
Interest	9,783	9,865
Payroll and vacation	21,697	18,799
Current portion of casualty claims and premiums	10,030	6,332
Accrued bonus	36,916	27,630
Theatre and other closure	6,405	6,258
Accrued licensing and percentage rent	19,241	13,390
Current portion of pension and other benefits liabilities	766	1,039
Other	19,831	28,983

	$170,920	$155,286

Other long-term liabilities:
Unfavorable lease obligations	$194,233	$211,329
Deferred rent	55,272	10,318
Pension and other benefits	30,177	63,225
RealD deferred lease incentive	18,635	21,223
Casualty claims and premiums	9,525	10,254
Theatre and other closure	48,758	55,086
Other	14,346	14,283

	$370,946	$385,718

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	December 31, 2013	December 31, 2012
	(Successor)	(Successor)
Senior Secured Credit Facility-Term Loan due 2016 (4.25% as of December 31, 2012)	$—	$465,878
Senior Secured Credit Facility-Term Loan due 2018 (4.75% as of December 31, 2012)	—	297,000
Senior Secured Credit Facility-Term Loan due 2020 (3.50% as of December 31, 2013)	767,502	—
5% Promissory Note payable to NCM due 2019	8,333	—
8.75% Senior Fixed Rate Notes due 2019	647,666	654,692
9.75% Senior Subordinated Notes due 2020	655,310	661,105
Capital and financing lease obligations, 8.25%-11%	116,199	122,645

	2,195,010	2,201,320
Less: current maturities	(16,080)	(14,280)

	$2,178,930	$2,187,040

        The carrying amount of corporate borrowings includes a net amount of $101,290,000 for unamortized premiums and discounts as of December 31, 2013.

        Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of December 31, 2013 are as follows:

	Capital and Financing Lease Obligations
				Principal Amount of Corporate Borrowings
(In thousands)	Minimum Lease Payments	Less Interest	Principal		Total
2014	$16,808	$9,867	$6,941	$9,139	$16,080
2015	16,933	9,207	7,726	9,139	16,865
2016	16,943	8,474	8,469	9,139	17,608
2017	16,951	7,671	9,280	9,139	18,419
2018	17,112	6,782	10,330	9,139	19,469
Thereafter	96,571	23,118	73,453	1,931,826	2,005,279

Total	$181,318	$65,119	$116,199	$1,977,521	$2,093,720

Senior Secured Credit Facility

        The Senior Secured Credit Facility is with a syndicate of banks and other financial institutions and, as a result of the third amendment on December 15, 2010, the term loan maturity was extended from January 26, 2013 to December 15, 2016 (the "Term Loan due 2016") for the then aggregate principal amount of $476,597,000 held by lenders who consented to the amendment. The remaining then aggregate term loan principal amount of $142,528,000 (the "Term Loan due 2013") was scheduled to

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

mature on January 26, 2013. The Senior Secured Credit Facility also provided for a revolving credit facility of $192,500,000 that would mature on December 15, 2015. The revolving credit facility included borrowing capacity available for letters of credit and for swingline borrowings on same-day notice.

        Incremental Amendment.    On February 22, 2012, the Company entered into an amendment to its Senior Secured Credit Facility pursuant to which the Company borrowed term loans (the "Term Loan due 2018"), and used the proceeds, together with cash on hand, to fund the cash tender offer and redemption of the 8% Senior Subordinated Notes due 2014 and to repay the existing Term Loan due 2013. The Term Loan due 2018 was issued under the Senior Secured Credit Facility for $300,000,000 aggregate principal amount and the net proceeds received were $297,000,000. The 1% discount was amortized to interest expense over the term of the loan until the Merger date of August 30, 2012, when the debt was re-measured at fair value. The Term Loan due 2018 required repayments of principal of 1%, or $3,000,000, per annum and the remaining principal payable upon maturity on February 22, 2018. The Company capitalized deferred financing costs paid to creditors of $5,157,000 related to the issuance of the Term Loan due 2018 during the year ended March 29, 2012. Concurrently with the Term Loan due 2018 borrowings on February 22, 2012, the Company redeemed the outstanding Term Loan due 2013 at a redemption price of 100% of the then outstanding aggregate principal balance of $140,657,000, plus accrued and unpaid interest. The Company recorded a loss on extinguishment of the Term Loan due 2013 in Other expense, due to previously capitalized deferred financing fees of $383,000, during the fifty-two weeks ended March 29, 2012. Prior to extinguishment, the Term Loan due 2013 bore interest at 2.021% on February 22, 2012, which was based on LIBOR plus 1.75%.

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

        In connection with the waiver and fourth amendment, the Company paid consent fees to lenders equal to 0.25% of the sum of the revolving credit commitment of such consenting lender and the aggregate outstanding principal amount of term loans held by such consenting lender. The company made total consent fee payments to lenders for the fourth amendment of $2,256,000 and recorded it as deferred charges to be amortized as an adjustment to interest expense over the remaining term of the related term loan or revolving credit facility. The Company recorded deferred charges for the consent fees of $438,000 on the Revolving Credit Facility pursuant to ASC 470-50-40-21 and recorded deferred charges of $1,108,000 for the Term Loan due 2016 and $710,000 for the Term Loan due 2018 pursuant to ASC 470-50-40-17b.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

        New Senior Secured Credit Facility.    On April 30, 2013, the Company entered into a new $925,000,000 Senior Secured Credit Facility pursuant to which the Company borrowed term loans and used the proceeds to fund the redemption of both the Term Loan due 2016 and the Term Loan due 2018. The Senior Secured Credit Facility is comprised of a $150,000,000 Revolving Credit Facility, which matures on April 30, 2018 (the "Revolving Credit Facility"), and a $775,000,000 term loan, which matures on April 30, 2020 (the "Term Loan due 2020"). The Term Loan due 2020 requires repayments of principal of 0.25% of the original principal amount, or $1,937,500, per quarter, with the remaining principal payable upon maturity. The term loan was issued at a 0.25% discount which will be amortized to interest expense over the term of the loan. The Company capitalized deferred financing costs of approximately $6,909,000 related to the issuance of the Revolving Credit Facility and approximately $2,217,000 related to the issuance of the Term Loan due 2020 during calendar 2013. Concurrently with the Term Loan due 2020 borrowings on April 30, 2013, the Company redeemed all of the outstanding Term Loan due 2016 and the Term Loan due 2018 at a redemption price of 100% of the outstanding aggregate principal balance of $464,088,000 and $296,250,000, respectively, plus accrued and unpaid interest. The Company recorded a net gain of approximately $(130,000) in other expense (income), which consisted of the Term Loan due 2016 premium write-off, partially offset by the expense for the third-party costs incurred in connection with the repurchase of the Term Loan due 2016 and the Term Loan due 2018, during the twelve months ended December 31, 2013. At December 31, 2013, the aggregate principal balance of the Term Loan due 2020 was $769,188,000 and there were no borrowings under the Revolving Credit Facility. The Company had approximately $11,502,000 in outstanding letters of credit issued under the credit facility, leaving approximately $138,498,000 available to borrow against the revolving credit facility at December 31, 2013.

        Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company's option, either a base rate or LIBOR. The minimum rate for base rate borrowings is 1.75% and the minimum rate for LIBOR-based borrowings is 0.75%. The applicable margin for the Term loan due 2020 is 1.75% for base rate borrowings and 2.75% for LIBOR based loans. The applicable margin for the Revolving Credit Facility ranges from 1.25% to 1.5% for base rate borrowings and from 2.25% to 2.5% for LIBOR based borrowings. The Revolving Credit Facility also provides for an unused commitment fee of 0.50% per annum and for letter of credit fees of up to 0.25% per annum plus the applicable margin for LIBOR-based borrowings on the undrawn amount of the letter of credit. The applicable rate for borrowings under the Term Loan due 2020 at December 31, 2013 was 3.5% based on LIBOR (2.75% margin plus 0.75% minimum LIBOR rate). Prior to redemption, the applicable rate for borrowings under the Term Loan due 2016 at April 30, 2013 was 4.25% based on LIBOR (3.25% margin plus 1.00% minimum LIBOR rate) and the applicable rate for borrowings under the Term Loan due 2018 was 4.75% (3.75% margin plus 1.00% minimum LIBOR rate). The Company is obligated to repay $7,750,000 of the Term Loan due 2020 per annum through April 30, 2019, with any remaining balance due on April 30, 2020. The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans.

        The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the notes); pay dividends and

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

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

Notes Due 2019

        On June 9, 2009, the Company issued $600,000,000 aggregate principal amount of 8.75% Senior Notes due 2019 (the "Notes due 2019") issued under an indenture with U.S. Bank, National Association, as trustee. The Notes due 2019 bear interest at a rate of 8.75% per annum, payable on June 1 and December 1 of each year (commencing on December 1, 2009), and have a maturity date of June 1, 2019. The Notes due 2019 are redeemable at the Company's option in whole or in part, at any time on or after June 1, 2014 at 104.375% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after June 1, 2017, plus accrued and unpaid interest to the redemption date. See Note 21—Subsequent Events for information regarding the Company's cash tender offer and consent solicitation for the Notes due 2019.

        The Notes due 2019 are general unsecured senior obligations of the Company, fully and unconditionally guaranteed, jointly and severally, on a senior basis by each of the Company's existing and future domestic restricted subsidiaries that guarantee the Company's other indebtedness.

        In connection with the Merger on August 30, 2012, the carrying value of the Notes due 2019 was adjusted to fair value. As a result, a premium of $57,000,000 was recorded and will be amortized to interest expense utilizing the interest rate method over the remaining term of the notes. Quoted market prices were used to estimate the fair value of the Company's Notes due 2019 (Level 2) at the date of the Merger. The Company determined the premium for the Notes due 2019 as the difference between the fair value of the Notes due 2019 and the principal balance of the Notes due 2019.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

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

        In connection with the Merger on August 30, 2012, the carrying value of the Notes due 2020 was adjusted to fair value. As a result, a premium of $63,000,000 was recorded and will be amortized to interest expense over the remaining term of the notes. Quoted market prices were used to estimate the fair value of the Company's Notes due 2020 (Level 2) at the Merger. The Company determined the premium for the Notes due 2020 as the difference between the fair value of the Notes due 2020 and the principal balance of the Notes due 2020.

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

Promissory Note

        See Note 7—Investments for information regarding the 5% Promissory Note payable to NCM.

Financial Covenants

        Each indenture relating to the Company's notes (Notes due 2019 and Notes due 2020) allows it to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows the Company to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indenture for the Notes due 2020 (the Company's most restrictive indenture), the Company could borrow approximately $1,537,000,000 (assuming an interest rate of 5.875% per annum on the additional indebtedness) in addition to specified permitted indebtedness at December 31, 2013. If the Company cannot satisfy the coverage ratios of the indentures, generally the Company can borrow an additional amount under the Senior Secured Credit Facility.

        As of December 31, 2013, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2020, and the Notes due 2019.

NOTE 10—STOCKHOLDER'S EQUITY

        AMCE has one share of Common Stock issued as of December 31, 2013, which is owned by Holdings.

        During the twelve months ended December 31, 2013 Holdings contributed $355,299,000 to AMCE from the net proceeds of its IPO.

        During the twelve months ended December 31, 2013, AMCE used cash on hand to make a dividend distribution to Holdings to purchase treasury stock of $588,000. As a result of the IPO, members of management incurred a tax liability associated with Holdings' common stock owned since the date of the Merger. Management elected to satisfy $588,000 of the tax withholding obligation by tendering the shares of Class A common stock to the Holdings.

        During the Successor period of August 31, 2012 through December 31, 2012, the Company received capital contributions of $100,000,000 from Wanda.

        During fiscal 2012, AMCE used cash on hand to pay a dividend distribution to Holdings in an aggregate amount of $109,581,000. Holdings used the available funds to pay corporate overhead expenses incurred in the ordinary course of business and to redeem its Term Loan Facility due June 2012, plus accrued and unpaid interest of $219,405,000.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own at December 31, 2013, but Holdings has adopted a stock-based compensation plan in December of 2013. Prior to the Merger, Holdings had adopted the 2010 Equity Incentive Plan, which was cancelled at the Merger date, and the 2004 Stock Plan, which was suspended by the Board of Directors on July 23, 2010.

        The Company has recorded stock-based compensation expense of $12,000,000, $830,000, and $1,962,000 within general and administrative: other during the twelve months ended December 31, 2013, the period March 30, 2012 through August 30, 2012, and the fiscal year ended March 29, 2012, respectively.

2013 Equity Incentive Plan

        The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, stock awards, and cash performance awards. The maximum number of shares of Holdings' common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At December 31, 2013, the aggregate number of shares of Holdings' common stock available for grant was 9,113,828 shares.

Awards in Connection with Holdings' IPO

        In connections with the Holdings' IPO, the Board of Directors of Holdings approved the grants of 666,675 fully vested shares of the Holdings' Class A common stock to certain of its employees in December of 2013 under the 2013 Equity Incentive Plan. Of the total 666,675 shares that were awarded, 360,172 shares were issued to the employees and 306,503 were withheld to cover tax obligations and were cancelled. The fair value of the stock at the grant date was $18.00 per share and was based on the IPO price. The Company recognized approximately $12,000,000 of expense in connection with these share grants included in general and administrative: other expense.

Awards Granted in 2014

        The Board of Directors approved awards of stock, restricted stock units ("RSUs"), and performance stock units ("PSUs") granted on January 2, 2014, to certain of the Company's employees and directors under the 2013 Equity Incentive Plan. The fair value of the stock at the grant dates was $20.18 per share and was based on the closing price of Holdings' stock. Holdings' Compensation Committee and Board of Directors have discretion in determining whether performance requirements applicable to awards have been achieved. The award agreements generally have the following features:

  •
  Stock Award Agreement:  On January 2, 2014, 2 independent Board of Directors were granted an award of 5,002 fully vested Class A shares each, for a total award of 10,004 shares. The Company will recognize approximately $202,000 of expense in general and administrative: other expense during the three months March 31, 2014, in connection with these share grants according to ASC 718-10-55-68.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

  •
  Restricted Stock Unit Award Agreement:  On January 2, 2014, RSU awards of 115,375 units were granted to certain members of management. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs are fully vested at the date of grant and will be settled on the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the RSUs may be settled within 60 days following termination of service. Participants will receive dividend equivalents equal to the amount paid in respect to the shares of Class A common stock underlying the RSUs. The Company will recognize approximately $2,328,000 of expense in general and administrative: other expense during the three months ended March 31, 2014, in connection with these share grants.

    On January 2, 2014, RSU awards of 128,641 units were granted to certain executive officers. The RSUs will be forfeited if Holdings does not achieve a specified cash flow from operating activities performance target for the twelve months ended December 31, 2014. Participants will receive dividend equivalents, if the shares are not forfeited, equal to the amount paid in respect to the shares of Class A common stock underlying the RSUs. The Company will recognize expense for these awards of approximately $2,596,000 in general and administrative: other expense over the performance and vesting period during the twelve months ended December 31, 2014, according to ASC 718-20-55-37, assuming the performance condition is expected to be achieved.

  •
  Performance Stock Unit Award Agreement:  On January 2, 2014, PSU awards were granted to certain members of management, with both a free cash flow performance target and a service condition, during the twelve months ended December 31, 2014. The PSUs will vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. If the performance target is met at 100%, the total PSU grant will be 244,016 units. No PSUs will vest if Holdings does not achieve the free cash flow minimum performance target or the participant's service does not continue through the last day of the performance period, during the twelve months ended December 31, 2014. The vested PSUs will be settled on the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the PSUs may be settled within 60 days following termination of service. Participants will accrue dividend equivalents from the date of grant to be paid upon vesting and will receive dividend equivalents after vesting, equal to the amount paid in respect to the shares of Class A common stock underlying the PSUs. Assuming attainment of the performance target at 100%, the Company will recognize expense for these awards of approximately $4,924,000 in general and administrative: other expense over the performance and vesting period during the twelve months ended December 31, 2014, according to ASC 718-20-55-37.

Merger

        All of the stock options and restricted stock interests under both the amended and restated 2004 Stock Option Plan and the 2010 Equity Incentive Plan were cancelled, upon the change of control as a result of the Merger, and holders received payments aggregating approximately $7,035,000. The Company had previously recognized stock-based compensation expense of $3,858,000 related to these stock options and restricted stock interests. The Company did not recognize an expense for the

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

remaining $3,177,000 of unrecognized stock-based compensation expense. The Company's accounting policy for any cost triggered by the consummation of the Merger was to recognize the cost when the Merger was consummated. Accordingly, unrecognized stock-based compensation expense for stock options and restricted stock interests has not been recorded in the Consolidated Statement of Operations for the Predecessor period since that statement depicts the results of operations just prior to consummation of the transaction. In addition, since the Successor period reflects the effects of push-down accounting, these costs have also not been recorded as an expense in the Successor period. However, the costs were reflected in the purchase accounting adjustments which were applied in arriving at the opening balances of the Successor. See Note 2—Merger for additional information regarding the settlement of stock options and restricted stock interests.

NOTE 11—INCOME TAXES

        The Income tax provision reflected in the Consolidated Statements of Operations consists of the following components during the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fifty-two weeks ended March 29, 2012:

(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Current:
Federal	$—	$—	$—	$—
Foreign	—	—	—	—
State	4,045	480	3,700	2,015

Total current	4,045	480	3,700	2,015

Deferred:
Federal	(229,778)	3,020	—	—
Foreign	—	—	—	—
State	(36,820)	—	—	—

Total deferred	(266,598)	3,020	—	—

Total provision (benefit)	(262,553)	3,500	3,700	2,015
Tax provision from discontinued operations	830	—	1,200	—

Total provision (benefit) from continuing operations	$(263,383)	$3,500	$2,500	$2,015

        AMCE has recorded no alternative minimum taxes as the consolidated tax group for which AMCE is a member expects no alternative minimum tax liability, due to the utilization of tax credits.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 11—INCOME TAXES (Continued)

        Pre-tax income (losses) consisted of the following:

(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Domestic	$103,526	$(39,294)	$98,093	$(78,677)
Foreign	(1,679)	124	7	(1,296)

Total	$101,847	$(39,170)	$98,100	$(79,973)

        The difference between the effective tax rate on earnings (loss) from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Income tax expense (benefit) at the federal statutory rate	$34,902	$(13,470)	$21,600	$(26,730)
Effect of:
State income taxes	1,479	(1,930)	2,500	2,015
Change in ASC 740 (formerly FIN 48) reserve	2,193	—	—	(5,400)
Federal credits	(2,600)	—	—	—
Change in net operating loss carryforward for excess tax deductions	(28,206)	—	—	—
Permanent items	537	20	100	825
Other items	(6,088)	—	—	—
Valuation allowance	(265,600)	18,880	(21,700)	31,305

Income tax expense (benefit)	$(263,383)	$3,500	$2,500	$2,015

Effective income tax rate	(264.1)%	(9.1)%	4.0%	(2.6)%

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 11—INCOME TAXES (Continued)

        The significant components of deferred income tax assets and liabilities as of December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013 (Successor)		December 31, 2012 (Successor)
	Deferred Income Tax		Deferred Income Tax
(In thousands)	Assets	Liabilities	Assets	Liabilities
Tangible assets	$—	$(102,669)	$—	$(125,641)
Accrued reserves	33,156	—	35,359	—
Intangible assets	—	(89,761)	—	(76,430)
Receivables	—	(3,513)	—	(1,632)
Investments	—	(227,718)	—	(231,524)
Capital loss carryforwards	564	—	2,077	—
Pension postretirement and deferred compensation	29,290	—	28,001	—
Corporate borrowings	43,839	—	50,558	—
Deferred revenue	154,155	—	136,350	—
Lease liabilities	97,307	—	86,417	—
Capital and financing lease obligations	37,956	—	40,102	—
Alternative minimum tax and other credit carryovers	19,545	—	15,083	—
Charitable contributions	—	—	1,051	—
Net operating loss carryforward	214,770	—	241,216	—

Total	$630,582	$(423,661)	$636,214	$(435,227)
Less: Valuation allowance	—	—	(248,420)	—

Total deferred income taxes	$630,582	$(423,661)	$387,794	$(435,227)

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 11—INCOME TAXES (Continued)

        A rollforward of the Company's valuation allowance for deferred tax assets is as follows:

(In thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Revenues, Costs and Expenses	Charged (Credited) to Goodwill	Charged (Credited) to Other Accounts(1)	Balance at End of Period
Calendar Year 2013
Valuation allowance-deferred income tax assets	$248,420	(265,600)	11,088	6,092	$—
From Inception August 31, 2012 through December 31, 2012
Valuation allowance-deferred income tax assets	$232,985	18,880	195	(3,640)	$248,420
March 30, 2012 through August 30, 2012
Valuation allowance-deferred income tax assets	$413,666	(21,700)	(158,981)	—	$232,985
Fiscal Year 2012
Valuation allowance-deferred income tax assets	$329,221	32,560	—	51,885	$413,666

(1)
Primarily relates to amounts resulting from the Company's tax sharing arrangement, changes in deferred tax assets and associated valuation allowance that are not related to income statement activity as well as amounts charged to other comprehensive income.

        The Company's federal income tax loss carryforward of $619,225,000 will begin to expire in 2016 and will completely expire in 2031 and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code. The Company also has state income tax loss carryforwards of $405,510,000 which may be used over various periods ranging from 1 to 20 years.

        From 2008 to 2012, the Company's predecessor entity generated significant net deferred tax assets primarily from debt carrying costs and asset impairments combined with reduced operating profitability. At December 31, 2013 and December 31, 2012, the Company had net deferred tax assets of $206,921,000 and $200,987,000, respectively. The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. The Company conducts its evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. motion picture and broader economy. Based on the Company's evaluation through September 30, 2013, the Company continued to reserve a portion of its net deferred tax assets due to uncertainty of their realization and dependence upon future taxable income. One of the primary pieces of negative evidence considered

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 11—INCOME TAXES (Continued)

was the significant losses incurred in recent years, including being in a three-year cumulative pre-tax loss position as projected through December 31, 2013.

        Consistent with the above process, the Company evaluated the need for a valuation allowance against its net deferred tax assets at December 31, 2013, and determined that the valuation allowance against its federal deferred tax assets and all of its state deferred tax assets dependent upon future taxable income was no longer appropriate. Accordingly, the Company reversed $265,600,000 of valuation allowance in the fourth quarter of 2013. This reversal is reflected as a non-cash income tax benefit recorded in the fourth quarter of 2013 in the accompanying consolidated statements of operations.

        The Company conducted its evaluation by considering all available positive and negative evidence. The principal positive evidence that led to the reversal of the valuation allowance included: (1) prudent and feasible tax planning strategies; (2) a successful public offering of Holdings' common stock during December 2013; (3) the Company's projected emergence from a three-year cumulative loss in March 2014; (4) the significant positive income generated during 2013; (5) the Company's forecasted future profitability; and (6) improvement in the Company's financial position, including over $500,000,000 of cash on hand at December 31, 2013.

        As described above, the Company has identified a prudent and feasible tax planning strategy which involves the conversion of NCM units into NCM, Inc. common stock that, if executed, would generate significant taxable income. The conversion is within the control of the Company and the Company intends to execute the conversion if it becomes necessary to prevent its net operating loss carryforward from expiring unrealized. In addition, and as described in Note 21—Subsequent Events, AMCE utilized a portion of proceeds from the public offering of Holdings common stock along with cash generated from an offering of 5.875% Senior Subordinated Notes due 2022 to purchase approximately 77.33% of its 8.75% Senior Notes due 2019 which will lower the amount of indebtedness and lower overall borrowing costs for the Company. These subsequent events also were additional positive evidence considered by management.

        The accounting for deferred taxes is based upon an estimate of future results. Differences between estimated and actual results could have a material impact on the Company's consolidated results of operations, its financial position and the ability to fully realize its deferred tax assets over time. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time. If future results are significantly different from the Company's estimates and judgments, the Company may be required to record a valuation allowance against some or all of its deferred tax assets prospectively.

        As a result of the Merger in 2012, the Company's ability to use certain of its pre-ownership change net operating loss carryforwards and tax credits is limited by Section 382 of the Internal Revenue Code. The Company's Section 382 limitation is approximately $200,000,000 per year with approximately $448,000,000 of the Company's net operating loss carryforwards and tax credits currently available for utilization. The Company does not believe that the Section 382 limitation will prevent it from using its pre-ownership change federal net operating loss carryforwards and tax credits.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 11—INCOME TAXES (Continued)

        A reconciliation of the change in the amount of unrecognized tax benefits was as follows:

(In millions)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Balance at beginning of period	$21.9	$22.4	$22.7	$28.2
Gross increases—current period tax positions	3.8	—	0.6	0.7
Gross increases—prior period tax positions	2.2
Favorable resolutions with authorities	(0.5)	—	—	(1.0)
Expired attributes	—	—	—	(5.2)
Cash settlements	—	(0.5)	(0.9)	—

Balance at end of period	$27.4	$21.9	$22.4	$22.7

        The Company's effective tax rate is not expected to be significantly impacted by the ultimate resolution of the uncertain tax positions.

        The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively. The liabilities increased for interest and penalties by $0 and $110,000, as of December 31, 2013 and December 31, 2012, respectively.

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 12—LEASES

        The following table sets forth the future minimum rental payments, by calendar year, required under existing operating leases and digital projector equipment leases payable to DCIP that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2013:

(In thousands)	Minimum operating lease payments
2014	$428,108
2015	435,906
2016	420,230
2017	403,552
2018	360,704
Thereafter	1,606,326

Total minimum payments required	$3,654,826

        As of December 31, 2013, the Company has lease agreements for four theatres with 41 screens which are under construction or development and are expected to open in 2014.

        Included in other long-term liabilities as of December 31, 2013 and December 31, 2012 is $55,272,000 and $10,318,000, respectively, of deferred rent representing future minimum rental payments for leases with scheduled rent increases, and $194,233,000 and $211,329,000, respectively, for unfavorable lease liabilities.

        Rent expense is summarized as follows:

(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Minimum rentals	$394,937	$126,529	$166,220	$394,742
Common area expenses	44,198	12,968	17,591	40,918
Percentage rentals based on revenues	12,693	3,877	5,275	9,666

Rent	451,828	143,374	189,086	445,326
General and administrative and other	13,393	3,940	4,207	8,747

Total	$465,221	$147,314	$193,293	$454,073

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

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

participant's age and service as of January 1, 2009. The Company also sponsors a postretirement deferred compensation plan.

        On December 31, 2013, the Company's Board of Directors approved revisions to the Company's Post Retirement Medical and Life Insurance Plan effective April 1, 2014 and the changes were communicated to the plan participants. As a result of these revisions, the Company recorded a prior service credit of approximately $15,197,000 through other comprehensive income to be amortized over nine years starting in calendar 2014, based on expected future service of the remaining participants.

        As a result of the Merger and the application of "push down" accounting, the benefit plans reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date. At August 31, 2012, the Successor balance recorded in accumulated other comprehensive income was reset to zero.

        The measurement dates used to determine pension and other postretirement benefits were December 31, 2013, December 31, 2012, August 30, 2012, and March 29, 2012.

        Net periodic benefit cost for the plans consists of the following:

	Pension Benefits				Other Benefits
(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor))	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Components of net periodic benefit cost:
Service cost	$180	$59	$76	$180	$195	$61	$74	$149
Interest cost	4,513	1,484	1,962	4,640	870	306	435	1,122
Expected return on plan assets	(4,707)	(1,442)	(1,811)	(4,465)	—	—	—	—
Amortization of net (gain) loss	—	—	899	5	(78)	—	88	—
Amortization of prior service credit	—	—	—	—	—	—	(448)	(984)
Settlement	—	(15)	—	—	—	—	—	—

Net periodic benefit cost	$(14)	$86	$1,126	$360	$987	$367	$149	$287

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes the changes in other comprehensive income:

	Pension Benefits			Other Benefits
(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)

Net (gain) loss	$(12,537)	$(4,118)	$—	$(1,271)	$(3,161)	$—
Net prior service credit	—	—	—	(15,197)	—	(771)
Merger push-down accounting adjustment	—	—	(20,741)	—	—	3,804
Amortization of net gain (loss)	—	—	(899)	78	—	(88)
Amortization of prior service credit	—	—	—	—	—	448
Allocated tax expense	8,442	—	—	6,782	—	—
Settlement	—	15	—	—	—	—

Total recognized in other comprehensive income	$(4,095)	$(4,103)	$(21,640)	$(9,608)	$(3,161)	$3,393
Net periodic benefit cost	(14)	86	1,126	987	367	149

Total recognized in net periodic benefit cost and other comprehensive income	$(4,109)	$(4,017)	$(20,514)	$(8,621)	$(2,794)	$3,542

        The following tables set forth the plan's change in benefit obligations and plan assets and the accrued liability for benefit costs included in the Consolidated Balance Sheets:

	Pension Benefits			Other Benefits
(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Change in benefit obligation:
Benefit obligation at beginning of period	$109,718	$112,822	$96,672	$22,765	$25,816	$24,538
Service cost	180	59	76	195	61	74
Interest cost	4,513	1,484	1,962	870	306	435
Plan participant's contributions	—	—	—	562	196	227
Actuarial (gain) loss	(10,022)	(3,465)	15,161	(1,271)	(3,161)	1,828
Plan amendment	—	—	—	(15,197)	—	(771)
Benefits paid	(5,408)	(862)	(1,007)	(2,206)	(453)	(515)
Administrative expenses	(98)
Settlement	—	(320)	(42)	—	—	—

Benefit obligation at end of period	$98,883	$109,718	$112,822	$5,718	$22,765	$25,816

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

	Pension Benefits			Other Benefits
(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Change in plan assets:
Fair value of plan assets at beginning of period	$68,219	$66,059	$64,236	$—	$—	$—
Actual return on plan assets gain	7,223	2,095	977	—	—	—
Employer contribution	3,722	1,247	1,895	1,644	257	288
Plan participants' contributions	—	—	—	562	196	227
Benefits paid	(5,408)	(862)	(1,007)	(2,206)	(453)	(515)
Administrative expense	(98)	—	—	—	—	—
Settlement	—	(320)	(42)	—	—	—

Fair value of plan assets at end of period	$73,658	$68,219	$66,059	$—	$—	$—

Net liability for benefit cost:
Funded status	$(25,225)	$(41,499)	$(46,763)	$(5,718)	$(22,765)	$(25,816)

	Pension Benefits			Other Benefits
(In thousands)	December 31, 2013	December 31, 2012	August 30, 2012	December 31, 2013	December 31, 2012	August 30, 2012
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Amounts recognized in the Balance Sheet:
Accrued expenses and other liabilities	$(154)	$(154)	$(40)	$(612)	$(885)	$(1,016)
Other long-term liabilities	(25,071)	(41,345)	(46,723)	(5,106)	(21,880)	(24,800)

Net liability recognized	$(25,225)	$(41,499)	$(46,763)	$(5,718)	$(22,765)	$(25,816)

Aggregate accumulated benefit obligation	$(98,883)	$(109,718)	$(112,822)	$(5,718)	$(22,765)	$(25,816)

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	Pension Benefits
(In thousands)	December 31, 2013	December 31, 2012
	(Successor)	(Successor)
Aggregated accumulated benefit obligation	$(98,883)	$(109,718)
Aggregated projected benefit obligation	(98,883)	(109,718)
Aggregated fair value of plan assets	73,658	68,219

        Amounts recognized in accumulated other comprehensive income consist of the following:

	Pension Benefits			Other Benefits
(In thousands)	December 31, 2013	December 31, 2012	August 30, 2012	December 31, 2013	December 31, 2012	August 30, 2012
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Net actuarial (gain) loss	$(12,537)	$(4,118)	$—	$(1,271)	$(3,161)	$—
Prior service credit	—	—	—	(15,197)	—	—

        Amounts in accumulated other comprehensive income expected to be recognized in components of net periodic pension cost during the calendar year 2014 are as follows:

(In thousands)	Pension Benefits	Other Benefits
Net actuarial gain	$(1,031)	$(348)
Net prior service credit	—	(1,665)

Actuarial Assumptions

        The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Other Benefits
(In thousands)	December 31, 2013	December 31, 2012	August 30, 2012	December 31, 2013	December 31, 2012	August 30, 2012
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Discount rate	4.73%	4.17%	3.99%	4.00%	3.90%	3.65%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits				Other Benefits
(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Discount rate	4.17%	3.99%	4.86%	5.86%	3.90%	3.65%	4.42%	5.51%
Weighted average expected long-term return on plan assets	7.27%	7.27%	7.27%	8.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

        For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2013 was 7.5% for medical. The rates were assumed to decrease gradually to 5.0% for medical in 2019. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2013 by $49,000 and the aggregate of the service and interest cost components of postretirement expense for calendar year 2013 by $92,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement obligation for calendar year 2013 by $118,000 and the aggregate service and interest cost components of postretirement expense for calendar year 2013 by $75,000. The Company's retiree health plan provides a benefit to its retirees that is at least actuarially equivalent to the benefit provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Part D").

Cash Flows

        The Company expects to contribute $3,092,000 to the pension plans during the calendar year 2014.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        The following table provides the benefits expected to be paid (inclusive of benefits attributable to estimated future employee service) in each of the next five fiscal years, and in the aggregate for the five years thereafter:

(In thousands)	Pension Benefits	Other Benefits Net of Medicare Part D Adjustments	Medicare Part D Adjustments
2014	$2,664	$738	$19
2015	3,438	631	—
2016	3,057	630	—
2017	4,260	613	—
2018	4,178	548	—
Years 2019 - 2023	29,293	1,953	—

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

Asset Category	Target Allocation
Fixed(1)	16%
Equity Securities—U.S.	25%
Equity Securities—International	15%
Collective trust fund	25%
Private Real Estate	14%
Commodities broad basket	5%

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        The fair value of the pension plan assets at December 31, 2013, by asset class are as follows:

		Fair Value Measurements at December 31, 2013 Using
(In thousands)	Total Carrying Value at December 31, 2013	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$265	$265	$—	$—
U.S. Treasury Securities	1,557	1,557	—	—
Equity securities:
U.S. companies	19,654	19,654	—	—
International companies	11,281	11,281	—	—
Bond market fund	9,655	9,655	—	—
Collective trust fund	17,958	—	17,958	—
Commodities broad basket fund	3,459	3,459	—	—
Private real estate	9,829	—	9,829	—

Total assets at fair value	$73,658	$45,871	$27,787	$—

        The fair value of the pension plan assets at December 31, 2012, by asset class are as follows:

		Fair Value Measurements at December 31, 2012 Using
(In thousands)	Total Carrying Value at December 31, 2012	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$19	$19	$—	$—
U.S. Treasury Securities	1,668	1,668	—	—
Equity securities:
U.S. companies	15,993	2,184	13,809	—
International companies	11,098	11,098	—	—
Public REITs	1,229	—	1,229
Bond market fund	6,222	6,222	—	—
Collective trust fund	17,551	—	17,551	—
Commodities broad basket fund	3,304	3,304	—	—
High yield bond fund	3,104	—	3,104	—
Private real estate	8,031	—	8,031	—

Total assets at fair value	$68,219	$24,495	$43,724	$—

Defined Contribution Plan

        The Company sponsors a voluntary 401(k) savings plan covering certain employees age 21 or older and who are not covered by a collective bargaining agreement. Under the Company's 401(k) Savings Plan, the Company matches 100% of each eligible employee's elective contributions up to 3% and 50% of contributions up to 5% of the employee's eligible compensation. The Company's expense under the 401(k) savings plan was $2,817,000, $1,182,000, $1,108,000, and $2,676,000, for the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fifty-two weeks ended March 29, 2012, respectively.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

Union-Sponsored Plans

        Certain theatre employees are covered by union-sponsored pension and health and welfare plans. Company contributions into these plans are determined in accordance with provisions of negotiated labor contracts. Contributions aggregated $265,000, $80,000, $109,000, and $261,000, for the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, and the fifty-two weeks ended March 29, 2012, respectively.

        As of both December 31, 2013 and December 31, 2012, the Company's liability related to the collectively bargained multiemployer pension plan withdrawals was immaterial.

NOTE 14—COMMITMENTS AND CONTINGENCIES

        The Company, in the normal course of business, is a party to various ordinary course claims from vendors (including food and beverage suppliers and film distributors), landlords, competitors, and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of such other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes could occur. An unfavorable outcome could include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

NOTE 15—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        The Company has provided reserves for estimated losses from theatres and screens which have been permanently closed and vacant space with no right to future use. As of December 31, 2013, the Company has reserved $55,163,000 for lease terminations which have either not been consummated or paid, related primarily to eight theatres and certain vacant restaurant space. The Company is obligated under long-term lease commitments with remaining terms of up to 14 years for theatres which have been closed. As of December 31, 2013, base rents aggregated approximately $9,744,000 annually and $69,489,000 over the remaining terms of the leases.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 15—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS (Continued)

        A rollforward of reserves for theatre and other closure is as follows:

(In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Beginning balance	$61,344	$62,935	$65,471	$73,852
Theatre and other closure expense—continuing operations	5,823	2,381	4,191	7,449
Theatre and other closure expense—discontinued operations	—	—	7,562	—
Transfer of lease liability	(53)	994	(697)	571
Net book value of abandoned and other property dispositions	—	—	—	(485)
Foreign currency translation adjustment	(286)	405	(38)	(511)
Cash payments	(11,665)	(5,371)	(13,554)	(15,405)

Ending balance	$55,163	$61,344	$62,935	$65,471

        The current portion of the ending balance is included with accrued expenses and other liabilities and the long-term portion of the ending balance is included with other long-term liabilities in the accompanying Consolidated Balance Sheets.

        During the twelve months ended December 31, 2013, the Company recognized $5,823,000 of theatre and other closure expense primarily related to accretion on previously closed properties with remaining lease obligations and, during the twelve months ended December 31, 2013, the Company permanently closed four theatres with 29 screens.

        During the period of August 31, 2012 through December 31, 2012 and the period of March 30, 2012 through August 30, 2012, the Company recognized $2,381,000 and $4,191,000, respectively, of theatre and other closure expense primarily related to the early termination of a lease agreement and accretion on previously closed properties with remaining lease obligations. The Company closed one theatre with 20 screens located in Canada and paid the landlord $7,562,000 to terminate the lease agreement during the period March 30, 2012 through August 30, 2012. See Note 4—Discontinued Operations for additional information.

        During the fifty-two weeks ended March 29, 2012, the Company recognized $7,449,000 of theatre and other closure expense primarily related to accretion on previously closed properties with remaining lease obligations.

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance. As of December 31, 2013, the future lease obligations are discounted at annual rates ranging from 7.55% to 9.0%.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

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

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of December 31, 2013:

		Fair Value Measurements at December 31, 2013 Using
(In thousands)	Total Carrying Value at December 31, 2013	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money Market Mutual Funds	$84	$84	$—	$—
Equity securities, available-for-sale:
RealD Inc. Common Stock	10,442	10,442	—	—
Mutual Fund Large U.S. Equity	2,563	2,563	—	—
Mutual Fund Small/Mid U.S. Equity	982	982	—	—
Mutual Fund International	503	503	—	—
Mutual Fund Balance	456	456	—	—
Mutual Fund Fixed Income	351	351	—	—

Total assets at fair value	$15,381	$15,381	$—	$—

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

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

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. See Note 18—Accumulated Other Comprehensive Income (Loss) for the unrealized gain on equity securities recorded in accumulated other comprehensive income.

        Nonrecurring Fair Value Measurements.    See Note 2—Merger, for information regarding the Company's assets and liabilities that were measured at fair value on a nonrecurring basis due to the Merger on August 30, 2012. The Company did not record any nonrecurring fair value measurements during the successor period of August 31, 2012 through December 31, 2013.

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at December 31, 2013 Using
(In thousands)	Total Carrying Value at December 31, 2013	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current Maturities of Corporate Borrowings	$9,139	$—	$7,779	$1,389
Corporate Borrowings	2,069,672	—	2,090,332	6,944

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

		Fair Value Measurements at December 31, 2012 Using
(In thousands)	Total Carrying Value at December 31, 2012	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current Maturities of Corporate Borrowings	$8,004	$—	$8,063	$—
Corporate Borrowings	2,070,671	—	2,115,919	—

        Valuation Technique.    Quoted market prices and observable market based inputs were used to estimate fair value. The level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions in December 2013.

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

        Information about the Company's revenues from continuing operations and assets by geographic area is as follows:

Revenues (In thousands)	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

United States	$2,741,717	$808,378	$1,202,179	$2,507,562
Canada	1,214	809	885	2,814
Europe	6,497	2,305	3,008	11,601

Total revenues	$2,749,428	$811,492	$1,206,072	$2,521,977

Long-term assets, net (In thousands)	December 31, 2013	December 31, 2012
	(Successor)	(Successor)
United States	$4,204,490	$3,974,577
Canada	201	102
Europe	653	496

Total long-term assets(1)	$4,205,344	$3,975,175

(1)
Long-term assets are comprised of property, intangible assets, goodwill, deferred income tax assets and other long-term assets.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table presents the changes in accumulated other comprehensive income by component, net of tax:

(In thousands)	Foreign Currency	Pension and Other Benefits (recorded in G&A = Other)	Unrealized Gains on Marketable Securities (recorded in investment expense)	Unrealized Gain from Equity Method Investees' Cash Flow Hedge (recorded in equity in earnings of non-consolidated entities)	Total
					(Successor)
Balance, December 31, 2012	$(530)	$7,264	$1,913	$797	$9,444

Other comprehensive income (loss) before reclassifications	179	13,781	(1,622)	2,085	14,423
Amounts reclassified from accumulated other comprehensive income	—	(78)	925	(510)	337

Net other comprehensive income (loss)	179	13,703	(697)	1,575	14,760

Balance, December 31, 2013	$(351)	$20,967	$1,216	$2,372	$24,204

Allocated tax expense 2013	$—	$15,224	$(1,081)	$1,389	$15,532

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Twelve Months Ended December 31, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,842,977	$4,350	$—	$1,847,327
Food and beverage	—	785,041	1,871	—	786,912
Other theatre	—	114,922	267	—	115,189

Total revenues	—	2,742,940	6,488	—	2,749,428

Operating costs and expenses
Film exhibition costs	—	974,917	1,995	—	976,912
Food and beverage costs	—	106,926	399	—	107,325
Operating expense	(102)	722,984	3,759	—	726,641
Rent	—	449,833	1,995	—	451,828
General and administrative:
Merger, acquisition and transaction costs	—	2,883	—	—	2,883
Other	—	97,259	29	—	97,288
Depreciation and amortization	—	197,486	51	—	197,537

Operating costs and expenses	(102)	2,552,288	8,228	—	2,560,414

Operating income (loss)	102	190,652	(1,740)	—	189,014
Other expense (income)
Equity in net (earnings) losses of subsidiaries	(349,185)	1,141	—	348,044	—
Other income	—	(1,415)	—	—	(1,415)
Interest expense:
Corporate borrowings	130,363	173,633	—	(174,033)	129,963
Capital and financing lease obligations	—	10,264	—	—	10,264
Equity in (earnings) losses of non-consolidated entities	2	(47,424)	(13)	—	(47,435)
Investment income	(145,478)	(30,373)	(266)	174,033	(2,084)

Total other expense (income)	(364,298)	105,826	(279)	348,044	89,293

Earnings (loss) from continuing operations before income taxes	364,400	84,826	(1,461)	(348,044)	99,721
Income tax benefit	—	(263,383)	—	—	(263,383)

Earnings (loss) from continuing operations	364,400	348,209	(1,461)	(348,044)	363,104
Earnings from discontinued operations, net of income taxes	—	976	320	—	1,296

Net earnings (loss)	$364,400	$349,185	$(1,141)	$(348,044)	$364,400

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor from Inception on August 31, 2012 through December 31, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$547,094	$1,538	$—	$548,632
Food and beverage	—	229,101	638	—	229,739
Other theatre	—	32,990	131	—	33,121

Total revenues	—	809,185	2,307	—	811,492

Operating costs and expenses
Film exhibition costs	—	290,888	673	—	291,561
Food and beverage costs	—	30,374	171	—	30,545
Operating expense	(21)	229,199	1,256	—	230,434
Rent	—	142,698	676	—	143,374
General and administrative:
Merger, acquisition and transaction costs	—	3,366	—	—	3,366
Management fee	—	—	—	—	—
Other	—	29,073	37	—	29,110
Depreciation and amortization	—	71,616	17	—	71,633

Operating costs and expenses	(21)	797,214	2,830	—	800,023

Operating income (loss)	21	11,971	(523)	—	11,469
Other expense (income)
Equity in net loss of subsidiaries	48,107	788	—	(48,895)	—
Other expense	—	49	—	—	49
Interest expense:
Corporate borrowings	45,145	61,280	—	(61,166)	45,259
Capital and financing lease obligations	—	1,873	—	—	1,873
Equity in losses of non-consolidated entities	348	2,114	18	—	2,480
Investment expense (income)	(50,909)	(9,967)	—	61,166	290

Total other expense	42,691	56,137	18	(48,895)	49,951

Loss from continuing operations before income taxes	(42,670)	(44,166)	(541)	48,895	(38,482)
Income tax provision	—	3,500	—	—	3,500

Loss from continuing operations	(42,670)	(47,666)	(541)	48,895	(41,982)
Loss from discontinued operations, net of income taxes	—	(441)	(247)	—	(688)

Net loss	$(42,670)	$(48,107)	$(788)	$48,895	$(42,670)

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor from March 30, 2012 through August 30, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$814,034	$1,997	$—	$816,031
Food and beverage	—	341,260	870	—	342,130
Other theatre	—	47,771	140	—	47,911

Total revenues	—	1,203,065	3,007	—	1,206,072

Operating costs and expenses
Film exhibition costs	—	435,526	1,013	—	436,539
Food and beverage costs	—	47,142	184	—	47,326
Operating expense	28	295,708	1,592	—	297,328
Rent	—	188,283	803	—	189,086
General and administrative:
Merger, acquisition and transaction costs	—	172	—	—	172
Management fee	—	2,500	—	—	2,500
Other	—	27,013	12	—	27,025
Depreciation and amortization	—	80,944	27	—	80,971

Operating costs and expenses	28	1,077,288	3,631	—	1,080,947

Operating income (loss)	(28)	125,777	(624)	—	125,125
Other expense (income)
Equity in net earnings of subsidiaries	(88,759)	(15,269)	—	104,028	—
Other expense	—	960	—	—	960
Interest expense:
Corporate borrowings	67,366	87,133	—	(86,885)	67,614
Capital and financing lease obligations	—	2,390	—	—	2,390
Equity in (earnings) losses of non-consolidated entities	60	(6,382)	(1,223)	—	(7,545)
Investment income	(73,095)	(13,831)	—	86,885	(41)

Total other expense (income)	(94,428)	55,001	(1,223)	104,028	63,378

Earnings from continuing operations before income taxes	94,400	70,776	599	(104,028)	61,747
Income tax provision	—	2,500	—	—	2,500

Earnings from continuing operations	94,400	68,276	599	(104,028)	59,247
Earnings from discontinued operations, net of income taxes	—	20,483	14,670	—	35,153

Net earnings	$94,400	$88,759	$15,269	$(104,028)	$94,400

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor fifty-two weeks ended March 29, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,712,943	$8,352	$—	$1,721,295
Food and beverage	—	687,083	2,597	—	689,680
Other theatre	—	110,349	653	—	111,002

Total revenues	—	2,510,375	11,602	—	2,521,977
Operating costs and expenses
Film exhibition costs	—	912,405	3,649	—	916,054
Food and beverage costs	—	93,062	519	—	93,581
Operating expense	227	689,239	7,317	—	696,783
Rent	—	442,610	2,716	—	445,326
General and administrative:
Merger, acquisition and transaction costs	85	2,537	—	—	2,622
Management fee	—	5,000	—	—	5,000
Other	—	51,695	81	—	51,776
Depreciation and amortization	—	212,576	241	—	212,817
Impairment of long-lived assets	—	285	—	—	285

Operating costs and expenses	312	2,409,409	14,523	—	2,424,244

Operating income (loss)	(312)	100,966	(2,921)	—	97,733
Other expense (income)
Equity in loss of consolidated subsidiaries	93,172	3,658	—	(96,830)	—
Other expense	—	1,402	—	—	1,402
Interest expense
Corporate borrowings	160,849	206,205	—	(205,409)	161,645
Capital and financing lease obligations	—	5,968	—	—	5,968
Equity in (earnings) loss of non-consolidated entities	2,359	(15,465)	547	—	(12,559)
Investment expense (income)	(175,229)	(12,539)	—	205,409	17,641

Total other expense	81,151	189,229	547	(96,830)	174,097

Loss from continuing operations before income taxes	(81,463)	(88,263)	(3,468)	96,830	(76,364)
Income tax provision	525	1,490	—	—	2,015

Loss from continuing operations	(81,988)	(89,753)	(3,468)	96,830	(78,379)
Loss from discontinued operations, net of income taxes	—	(3,419)	(190)	—	(3,609)

Net loss	$(81,988)	$(93,172)	$(3,658)	$96,830	$(81,988)

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor as of December 31, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$485	$501,989	$41,837	$—	$544,311
Receivables, net	(10)	106,096	62	—	106,148
Deferred tax asset	—	110,097	—	—	110,097
Other current assets	—	79,433	1,391	—	80,824

Total current assets	475	797,615	43,290	—	841,380
Investment in equity of subsidiaries	1,617,629	18,903	—	(1,636,532)	—
Property, net	—	1,179,666	88	—	1,179,754
Intangible assets, net	—	234,319	—	—	234,319
Intercompany advances	1,953,778	(1,953,145)	(633)	—	—
Goodwill	—	2,291,943	—	—	2,291,943
Deferred tax asset	—	96,824	—	—	96,824
Other long-term assets	7,841	394,031	632	—	402,504

Total assets	$3,579,723	$3,060,156	$43,377	$(1,636,532)	$5,046,724

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$267,675	$488	$—	$268,163
Accrued expenses and other liabilities	306	170,676	(62)	—	170,920
Deferred revenues and income	—	202,833	—	—	202,833
Current maturities of corporate borrowings and capital and financing lease obligations	7,750	8,330	—	—	16,080

Total current liabilities	8,056	649,514	426	—	657,996
Corporate borrowings	2,062,728	6,944	—	—	2,069,672
Capital and financing lease obligations	—	109,258	—	—	109,258
Exhibitor services agreement	—	329,913	—	—	329,913
Other long-term liabilities	—	346,898	24,048	—	370,946

Total liabilities	2,070,784	1,442,527	24,474	—	3,537,785
Stockholder's equity	1,508,939	1,617,629	18,903	(1,636,532)	1,508,939

Total liabilities and stockholder's equity	$3,579,723	$3,060,156	$43,377	$(1,636,532)	$5,046,724

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor as of December 31, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$308	$89,168	$41,452	$—	$130,928
Receivables, net	20	97,004	84	—	97,108
Other current assets	—	69,150	1,477	—	70,627

Total current assets	328	255,322	43,013	—	298,663
Investment in equity of subsidiaries	888,865	16,980	—	(905,845)	—
Property, net	—	1,147,874	85	—	1,147,959
Intangible assets, net	—	243,180	—	—	243,180
Intercompany advances	1,958,022	(1,958,901)	879	—	—
Goodwill	—	2,251,296	—	—	2,251,296
Other long-term assets	59	332,199	482	—	332,740

Total assets	$2,847,274	$2,287,950	$44,459	$(905,845)	$4,273,838

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$225,754	$466	$—	$226,220
Accrued expenses and other liabilities	14	154,903	369	—	155,286
Deferred revenues and income	—	171,105	17	—	171,122
Current maturities of corporate borrowings and capital and financing lease obligations	8,004	6,276	—	—	14,280

Total current liabilities	8,018	558,038	852	—	566,908
Corporate borrowings	2,070,671	—	—	—	2,070,671
Capital and financing lease obligations	—	116,369	—	—	116,369
Exhibitor services agreement	—	318,154	—	—	318,154
Deferred tax liability	—	47,433	—	—	47,433
Other long-term liabilities	—	359,091	26,627	—	385,718

Total liabilities	2,078,689	1,399,085	27,479	—	3,505,253
Stockholder's equity	768,585	888,865	16,980	(905,845)	768,585

Total liabilities and stockholder's equity	$2,847,274	$2,287,950	$44,459	$(905,845)	$4,273,838

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Twelve Months Ended December 31, 2013:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$3,772	$354,520	$(950)	$—	$357,342

Cash flows from investing activities:
Capital expenditures	—	(260,633)	(190)	—	(260,823)
Acquisition of Rave theatres, net of cash acquired	—	(1,128)	—	—	(1,128)
Proceeds from the disposition of long-term assets	—	3,880	—	—	3,880
Investments in non-consolidated entities, net	—	(3,280)	15	—	(3,265)
Other, net	—	(7,448)	—	—	(7,448)

Net cash used in investing activities	—	(268,609)	(175)	—	(268,784)

Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2020	773,063	—	—	—	773,063
Capital contribution from Holdings	355,580	—	—	—	355,580
Repayment of Term Loan due 2016	(464,088)	—	—	—	(464,088)
Repayment of Term Loan due 2018	(296,250)	—	—	—	(296,250)
Principal payments under Term Loan	(7,813)	—	—	—	(7,813)
Principal payments under capital and financing lease obligations	—	(6,446)	—	—	(6,446)
Deferred financing costs	(9,126)	—	—	—	(9,126)
Change in construction payables	—	(19,404)	—	—	(19,404)
Dividends paid to Holdings	(588)				(588)
Change in intercompany advances	(354,373)	352,861	1,512	—	—

Net cash provided by (used in) financing activities	(3,595)	327,011	1,512	—	324,928

Effect of exchange rate changes on cash and equivalents	—	(101)	(2)	—	(103)

Net increase in cash and equivalents	177	412,821	385	—	413,383
Cash and equivalents at beginning of period	308	89,168	41,452	—	130,928

Cash and equivalents at end of period	$485	$501,989	$41,837	$—	$544,311

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Successor from Inception on August 31, 2012 through December 31, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(21,605)	$143,430	$(47,933)	$—	$73,892

Cash flows from investing activities:
Capital expenditures	—	(72,765)	(9)	—	(72,774)
Merger, net of cash acquired	—	3,110	—	—	3,110
Acquisition of Rave theatres, net of cash acquired	—	(87,555)	—	—	(87,555)
Proceeds from the disposition of long-term assets	—	112	(22)	—	90
Investments in non-consolidated entities, net	—	(1,173)	(21)	—	(1,194)
Other, net	—	(575)	—	—	(575)

Net cash used in investing activities	—	(158,846)	(52)	—	(158,898)

Cash flows from financing activities:
Principal payments under Term Loan	(4,002)	—	—	—	(4,002)
Principal payments under capital and financing lease obligations	—	(875)	—	—	(875)
Capital contribution of Wanda	100,000	—	—	—	100,000
Change in construction payables	—	22,487	—	—	22,487
Change in intercompany advances	(74,376)	23,867	50,509	—	—

Net cash provided by financing activities	21,622	45,479	50,509	—	117,610

Effect of exchange rate changes on cash and equivalents	—	3,779	(3,986)	—	(207)

Net increase (decrease) in cash and equivalents	17	33,842	(1,462)	—	32,397
Cash and equivalents at beginning of period	291	55,326	42,914	—	98,531

Cash and equivalents at end of period	$308	$89,168	$41,452	$—	$130,928

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Predecessor fifty-two weeks ended March 29, 2012:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$21,673	$177,633	$(1,979)	$—	$197,327

Cash flows from investing activities:
Capital expenditures	—	(139,195)	(164)	—	(139,359)
Proceeds from disposition of long-term assets	—	1,474	—	—	1,474
Investments in non-consolidated entities, net	1,049	(27,928)	(1)	—	(26,880)
Proceeds from sale/leaseback of digital projection equipment	—	953	—	—	953
Other, net	—	98	—	—	98

Net cash provided by (used in) investing activities	1,049	(164,598)	(165)	—	(163,714)

Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2018	297,000	—	—	—	297,000
Repayment of Term Loan 2013	(140,657)	—	—	—	(140,657)
Repurchase of Senior Subordinated Notes due 2014	(108,965)	—	—	—	(108,965)
Principal payments under Term Loan	(4,875)	—	—	—	(4,875)
Principal payments under capital and financing lease obligations	—	(3,422)	—	—	(3,422)
Deferred financing costs	(6,002)	—	—	—	(6,002)
Change in construction payables	—	13,512	—	—	13,512
Dividends paid to Holdings	(109,581)	—	—	—	(109,581)
Change in intercompany advances	51,044	(52,427)	1,383	—	—

Net cash provided by (used in) financing activities	(22,036)	(42,337)	1,383	—	(62,990)

Effect of exchange rate changes on cash and equivalents	—	215	341	—	556

Net increase (decrease) in cash and equivalents	686	(29,087)	(420)	—	(28,821)
Cash and equivalents at beginning of period	—	261,096	40,062	—	301,158

Cash and equivalents at end of period	$686	$232,009	$39,642	$—	$272,337

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 20—RELATED PARTY TRANSACTIONS

Amended and Restated Fee Agreement

        Prior to the Merger, upon the consummation of a change of control transaction or an IPO, each of the Sponsors were entitled to receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. The Sponsors waived their right to the payment described above that was triggered by the Merger. As a result of the Merger, the Company ceased paying the annual management fee of $5,000,000 to the Sponsors.

Control Arrangement

        Wanda, through its stock ownership, has the ability to control the Company's affairs and policies and the election of directors and appointment of management.

Non Consolidated Affiliates

        See Note 7—Investments for transactions with non-consolidated affiliates.

NOTE 21—SUBSEQUENT EVENTS

        On January 15, 2014, AMCE launched a cash tender offer and consent solicitation for any and all of its then outstanding 8.75% Senior Fixed Rate Notes due 2019 ("Notes due 2019") at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered and accepted by AMCE on or before the consent payment deadline on January 29, 2014 at 5:00 p.m. New York City time (the "Consent Date"). Holders of $463,950,000, or approximately 77.33%, of the Notes due 2019 validly tendered (or defective tender waived by AMCE) and did not withdraw their Notes due 2019 prior to the expiration of the Consent Date. An additional $14,000 of Notes due 2019 were tendered from the Consent Date to the expiration date of the tender offer. The consents received exceeded the number needed to approve the proposed amendments to the indenture under which the Notes due 2019 were issued. On February 7, 2014, AMCE amended the indenture governing the Notes due 2019 to eliminate substantially all of the restrictive covenants and certain events of default and other related provisions. On February 7, 2014, AMCE accepted for purchase $463,950,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2019, at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered (or defective tender waived by AMCE), and, on February 14, 2014, AMCE accepted for purchase the additional $14,000 of Notes due 2019 tendered after the Consent Date, plus accrued and unpaid interest, at a purchase price of $1,038.75 for each $1,000 principal amount of Notes due 2019 validly tendered. The Company expects to record a gain on extinguishment related to the cash tender offer and redemption of the Notes due 2019 of approximately $4,383,000 in Other expense during the three months ended March 31, 2014.

        On February 7, 2014, AMCE completed the offering of $375,000,000 aggregate principal amount of its senior subordinated notes due 2022 (the "Notes due 2022") in a private offering. The Notes due

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2013, December 31, 2012, and March 29, 2012

NOTE 21—SUBSEQUENT EVENTS (Continued)

2022 mature on February 15, 2022. AMCE will pay interest on the Notes due 2022 at 5.875% per annum, semi-annually in arrears on February 15th and August 15th, commencing on August 15, 2014. AMCE may redeem some or all of the Notes due 2022 at any time on or after February 15, 2017 at 104.406% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 15, 2020, plus accrued and unpaid interest to the redemption date. Prior to February 15, 2017, AMCE may redeem the Notes due 2022 at par plus a make-whole premium. AMCE used the net proceeds from the Notes due 2022 private offering, together with a portion of the net proceeds from the Holdings' IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses.

        On February 7, 2014, in connection with the issuance of the Notes due 2022, AMCE entered into a registration rights agreement. Subject to the terms of the registration rights agreement, within 120 days after the issue date of the Notes due 2022, AMCE will file one or more registration statements pursuant to the Securities Act of 1933, as amended, relating to notes having substantially identical terms as the Notes due 2022 as part of our offer to exchange freely tradable exchange notes, the Notes due 2022, and will use its commercially reasonable efforts to cause the registration statement to become effective within 210 days after the issue date. If AMCE fails to meet these requirements, a special interest rate will accrue on the principal amount of the Notes due 2022 at a rate of $0.192 per week per $1,000 principal amount shall occur to the date it has been cured.

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

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 12a-15(f) of the Exchange Act. With management's participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2013, based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

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

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Not required pursuant to General Instructions (I)(1)(a) and (b) of Form 10-K.

Item 11.    Executive Compensation.

        Not required pursuant to General Instructions (I)(1)(a) and (b) of Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Not required to General Instructions (I)(1)(a) and (b) of Form 10-K.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        Not required to General Instructions (I)(1)(a) and (b) of Form 10-K.

Item 14.    Principal Accounting Fees and Services

Audit and Certain Other Fees Paid To Accountants

        The following table identifies the fees that AMC Entertainment was billed for the audit and other services provided by KPMG LLP for the twelve months ended December 31, 2013 and the period of March 30, 2012 through December 31, 2012. The Audit Committee has considered whether the provision of such services is compatible with maintaining the independence of KPMG LLP and determined they were compatible. The Audit Committee has the sole right to engage and terminate the Company's independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, and to approve all audit and non-audit fees.

Type of Fee	Twelve Months Ended December 31, 2013	March 30, 2012 through December 31, 2012
Audit Fees	$1,184,478	$749,842
Audit-Related Fees	1,749,161	658,094
Tax Fees	204,197	261,248
All Other Fees	55,414	—

Total	$3,193,250	$1,669,184

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

Audit-Related Fees

        This category consists of assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include other accounting, registration statement work, and work related to the Wanda Merger and other acquisitions.

Tax Fees

        This category consists of professional services rendered by KPMG LLP for tax preparation and tax return compliance.

All Other Fees

        All other fees relate to litigation support.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National CineMedia, LLC
Centennial, Colorado

        We have audited the accompanying balance sheets of National CineMedia, LLC as of December 26, 2013 and December 27, 2012, and the related statements of income, comprehensive income, members' equity/(deficit), and cash flows for the years ended December 26, 2013, December 27, 2012 and December 29, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia, LLC as of December 26, 2013 and December 27, 2012, and the results of its operations and its cash flows for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Denver, Colorado
March 3, 2014

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 26, 2013	December 27, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13.3	$10.4
Receivables, net of allowance of $5.7 and $4.5, respectively	120.4	98.5
Prepaid expenses	2.9	2.4
Prepaid administrative fees to managing member	0.8	0.8
Current portion of notes receivable—founding members	4.2	—

Total current assets	141.6	112.1
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $69.5 and $63.1, respectively	25.6	25.7
Intangible assets, net of accumulated amortization of $48.7 and $32.5, respectively	492.0	280.3
Debt issuance costs, net of accumulated amortization of $15.0 and $12.2, respectively	17.7	18.3
Long-term notes receivable, net of current portion—founding members	20.8	—
Other investments (including $1.1 and $0.0 with related parties, respectively)	1.1	0.8
Other assets	0.4	0.2

Total non-current assets	557.6	325.3

TOTAL ASSETS	$699.2	$437.4

LIABILITIES AND MEMBERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	30.1	19.8
Amounts due to managing member	24.6	15.3
Accrued expenses	19.4	18.3
Accrued payroll and related expenses	11.5	9.6
Accounts payable (including $0.8 and $0.9 to related party affiliates, respectively)	18.1	13.9
Deferred revenue	4.7	5.7
Current portion of long-term debt	14.0	—

Total current liabilities	122.4	82.6
NON-CURRENT LIABILITIES:
Long-term debt	876.0	879.0

Total non-current liabilities	876.0	879.0

Total liabilities	998.4	961.6

COMMITMENTS AND CONTINGENCIES (NOTE 10)
MEMBERS' DEFICIT (including accumulated other comprehensive loss of $11.6 and $21.9 million, respectively)	(299.2)	(524.2)

TOTAL LIABILITIES AND EQUITY	$699.2	$437.4

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
REVENUE:
Advertising (including revenue from founding members of $41.6, $39.9 and $38.2, respectively)	$426.3	$409.5	$386.2
Fathom Events	36.5	39.3	49.2

Total	462.8	448.8	435.4

OPERATING EXPENSES:
Advertising operating costs (including $3.6, $4.2 and $3.4 to related parties, respectively)	29.0	31.3	24.6
Fathom Events operating costs (including $5.3, $5.9 and $9.3 to founding members, respectively)	25.5	29.0	34.1
Network costs	18.7	18.9	17.7
Theatre access fees—founding members	69.4	64.5	55.4
Selling and marketing costs (including $1.4, $1.1 and $1.1 to founding members, respectively)	61.5	60.5	59.8
Administrative and other costs	20.1	20.3	17.6
Administrative fee—managing member	10.0	12.1	13.7
Depreciation and amortization	26.6	20.4	18.8

Total	260.8	257.0	241.7

OPERATING INCOME	202.0	191.8	193.7

NON-OPERATING EXPENSES:
Interest on borrowings	51.6	56.7	49.2
Interest income	(0.1)	—	—
Change in derivative fair value	—	(3.0)	—
Amortization of terminated derivatives	10.3	4.0	1.3
Impairment of investment	0.8	—	6.7
Loss on swap terminations	—	26.7	—
Gain on sale of Fathom Events to founding members	(25.4)	—	—
Other non-operating expense	1.2	5.8	1.7

Total	38.4	90.2	58.9

INCOME BEFORE INCOME TAXES	163.6	101.6	134.8

Income tax expense	0.7	0.6	0.3

NET INCOME	$162.9	$101.0	$134.5

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
NET INCOME	$162.9	$101.0	$134.5
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives, net of tax of $0 and $0, respectively	10.3	4.0	1.3
Net unrealized gain on cash flow hedges, net of tax of $0 and $0, respectively	—	31.1	0.1

COMPREHENSIVE INCOME	$173.2	$136.1	$135.9

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS' EQUITY/ (DEFICIT)

(In millions, except unit amounts)

	Units	Amount
Balance—December 30, 2010	110,752,192	$(506.6)
Capital contribution from managing member	385,128	5.5
Distribution to managing member	—	(78.7)
Distribution to founding members	—	(83.0)
Equity returned from purchase of intangible asset	(322,751)	(5.5)
Comprehensive income	—	135.9
Share-based compensation issued	—	(0.1)
Share-based compensation expense/capitalized	—	5.0

Balance—December 29, 2011	110,814,569	$(527.5)

Capital contribution from managing member	551,654	2.3
Distribution to managing member	—	(72.7)
Distribution to founding members	—	(76.8)
Units issued for purchase of intangible asset	651,612	10.1
Comprehensive income	—	136.1
Share-based compensation expense/capitalized	—	4.3

Balance—December 27, 2012	112,017,835	$(524.2)

Capital contribution from managing member	1,732,878	20.3
Distribution to managing member	—	(89.5)
Distribution to founding members	—	(103.9)
Units issued for purchase of intangible asset	13,224,092	221.6
Comprehensive income	—	173.2
Share-based compensation expense/capitalized	—	3.3

Balance—December 26, 2013	126,974,805	$(299.2)

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$162.9	$101.0	$134.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.6	20.4	18.8
Non-cash share-based compensation	3.2	4.3	4.8
Net unrealized gain on hedging transactions	—	(3.0)	—
Impairment on investment	0.8	—	6.7
Amortization of terminated derivatives	10.3	4.0	1.3
Amortization of debt issuance costs	2.8	2.4	2.3
Write-off of debt issuance costs and other non-operating items	1.2	5.9	1.5
Loss on swap terminations	—	26.7	—
Gain on sale of Fathom Events	(26.0)	—	—
Payment for swap terminations	—	(63.4)	—
Changes in operating assets and liabilities:
Receivables, net	(22.0)	(2.5)	3.3
Accounts payable and accrued expenses	6.9	3.5	9.7
Amounts due to founding members and managing member	3.5	(5.0)	(4.6)
Other, net	(1.7)	2.9	(1.1)

Net cash provided by operating activities	168.5	97.2	177.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10.1)	(10.4)	(13.5)
Payment from founding members for intangible assets	—	0.2	—
Purchases of intangible assets from affiliate circuits	(8.9)	(7.2)	(15.9)

Net cash used in investing activities	(19.0)	(17.4)	(29.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	59.0	546.0	335.0
Repayments of borrowings	(48.0)	(461.0)	(317.2)
Payment of debt issuance costs	(3.4)	(14.0)	(9.1)
Founding member integration payments	2.1	—	1.9
Distributions to founding members and managing member	(176.6)	(151.9)	(168.4)
Unit settlement for share-based compensation	20.3	2.3	5.4

Net cash used in financing activities	(146.6)	(78.6)	(152.4)

CHANGE IN CASH AND CASH EQUIVALENTS	2.9	1.2	(4.6)
CASH AND CASH EQUIVALENTS:
Beginning of period	10.4	9.2	13.8

End of period	$13.3	$10.4	$9.2

Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with managing member equity	$221.6	$10.1	$(5.5)
Accrued distributions to founding members and managing member	$57.5	$40.7	$43.1
Operating segment sold under notes receivable	$25.0	$—	$—
Increase in cost and equity method investments	$0.3	$0.6	$0.2
Supplemental disclosure of cash flow information:
Cash paid for interest	$49.3	$50.7	$39.2
Cash paid for income taxes, net of refunds	$0.1	$0.6	$0.3

Refer to accompanying notes to financial statements.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        National CineMedia, LLC ("NCM LLC", "the Company" or "we") commenced operations on April 1, 2005 and is owned by National CineMedia, Inc. ("NCM, Inc.", "manager" or "managing member"), American Multi-Cinema, Inc. and AMC Showplace Theatres, Inc. ("AMC"), wholly owned subsidiaries of AMC Entertainment, Inc. ("AMCE"), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group ("Regal") and Cinemark Media, Inc. ("Cinemark USA"), a wholly owned subsidiary of Cinemark Holdings, Inc. ("Cinemark"). NCM LLC operates the largest digital in-theatre network in North America, allowing NCM LLC to sell advertising (the "Services") under long-term exhibitor services agreements ("ESAs") with AMC, Regal and Cinemark. AMC, Regal and Cinemark and their affiliates are referred to in this document as "founding members". NCM LLC also provides the Services to certain third-party theatre circuits under network affiliate agreements referred to in this document as "network affiliates", which expire at various dates.

        As of December 26, 2013, the Company had 126,974,805 common membership units outstanding, of which 58,519,137 (46.1%) were owned by NCM, Inc., 25,404,393 (20.0%) were owned by Regal, 23,998,505 (18.9%) were owned by Cinemark, and 19,052,770 (15.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

        On December 26, 2013, we sold our Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC, as described further in Note 2—Divestiture.

  Basis of Presentation

        The Company has prepared its financial statements and related notes of NCM, LLC in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made to the prior years' financial statements to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

        As a result of the various related-party agreements discussed in Note 6—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

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

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Significant Accounting Policies

        Accounting Period—We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2013, 2012 and 2011 contain 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Fiscal Year Ended	Reference in this Document
December 26, 2013	2013
December 27, 2012	2012
December 29, 2011	2011

        Segment Reporting—Advertising is the principal business activity of the Company and is the Company's reportable segment under the requirements of ASC 280—Segment Reporting. Fathom Events (prior to its sale) was an operating segment under ASC 280. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. As such, the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 13—Segment Reporting.

        Revenue Recognition—The Company derives revenue principally from the advertising business, which includes on-screen and lobby network (LEN) advertising and lobby promotions and advertising on entertainment websites and mobile applications owned by us and other companies. Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed and determinable and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

        On-screen advertising consists of national and local advertising. National advertising is sold on a cost per thousand ("CPM") basis, while local and regional advertising is sold on a per-screen, per-week basis. The Company recognizes national advertising as impressions (or theatre attendees) are delivered and recognizes local on-screen advertising revenue during the period in which the advertising airs. The Company recognizes revenue derived from lobby network and promotions when the advertising is displayed in theatre lobbies and recognizes revenue from branded entertainment websites and mobile applications when the online or mobile impressions are served. The Company may make contractual guarantees to deliver a specified number of impressions to view the customers' advertising. If those contracted number of impressions are not delivered, the Company will either run additional advertising to deliver the contracted impressions at a later date. The deferred portion of the revenue associated with the undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. The Company defers the revenue associated with the make-good until the advertising airs to the theatre attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Balance Sheets. We record deferred revenue when cash payments are received in advance of being earned and is classified as a current liability as it is expected to be earned within the next twelve months. Fathom Events revenue was recognized in the period in which the event is held.

        Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

transactions are recognized when advertising is provided, and products and services received are charged to expense when used. The Company limits the use of such barter transactions to items and services for which it would otherwise have paid cash. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through accounts receivable. Revenue from barter transactions for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 was $1.9 million, $3.0 million and $1.6 million, respectively. Expense recorded from barter transactions for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 was $2.9 million, $1.3 million and $1.1 million, respectively.

        Operating Costs—Advertising related operating costs primarily include personnel and other costs related to advertising fulfillment, payments due to unaffiliated theatre circuits under the network affiliate agreements, and to a lesser extent, production costs of non-digital advertising.

        Fathom Events operating costs include revenue share under the ESAs to the founding members and revenue share to affiliate theatres under separate agreements, payments to event content producers and other direct costs of the meeting or event, including equipment rental, catering and movie tickets acquired primarily from the founding members.

        Payment to the founding members of a theatre access fee is comprised of a payment per theatre attendee, a payment per digital screen and a payment per digital cinema projector equipped in the theatres, all of which escalate over time. . Refer to Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this document.

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

        Restricted Cash—As of December 26, 2013 and December 27, 2012, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on our New York office.

        Marketable Securities—Marketable securities are reported at fair value, with unrealized gains and losses recognized in earnings. The fair value of substantially all securities is determined by quoted market information and pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

        Concentration of Credit Risk and Significant Customers—Bad debts are provided for based on historical experience and management's evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. As of December 26, 2013 and December 27, 2012, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's outstanding gross receivable balance. During the years ended December 26, 2013, December 27, 2012 and December 29, 2011, there were no customers that accounted for more than 10% of revenue.

        Receivables consisted of the following (in millions):

	As of
	December 26, 2013	December 27, 2012
Trade accounts	$124.5	$101.8
Other	1.6	1.2
Less: Allowance for doubtful accounts	(5.7)	(4.5)

Total	$120.4	$98.5

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

        Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350—Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs related primarily to our inventory management systems and digital network distribution system (DCS) and website development costs, which are included in equipment, are depreciated over three to five years. As of December 26, 2013 and December 27, 2012, the Company had a net book value of $10.9 million and $10.4 million, respectively, of capitalized software and website development costs. Approximately $6.1 million, $4.1 million and $4.8 million was recorded for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively, in depreciation expense related to software and website development. For the years ended December 26, 2013, December 27, 2012 and December 29, 2011, the Company recorded $1.8 million, $0.8 million and $0.9 million in research and development expense, respectively.

        The Company assesses impairment of long-lived assets pursuant with ASC 360—Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company has not recorded impairment charges related to long-lived assets.

        Intangible assets—Intangible assets consist of contractual rights to provide its services within the theatres of the founding members and network affiliates and are stated at cost, net of accumulated amortization. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. Intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. In its impairment testing, the Company estimates the fair value of its ESAs or network

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

affiliate agreements by determining the estimated future cash flows associated with the ESAs or network affiliate agreements. If the estimated fair value is less than the carrying value, the intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating long-term cash flow forecasts. The Company has not recorded impairment charges related to intangible assets.

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

        Income Taxes—NCM LLC is not a taxable entity for federal income tax purposes. Accordingly, NCM LLC does not directly pay federal income tax. NCM LLC's taxable income or loss, which may vary substantially from the net income or loss reported in the Statements of Income, is includable in the federal income tax returns of each founding member and the managing member. NCM LLC is, however, a taxable entity under certain state jurisdictions. Further, in some state instances, NCM LLC may be required to remit composite withholding tax based on its results on behalf of its founding members and managing member.

        NCM LLC's fiscal year 2007 and 2008 tax returns were under examination by the Internal Revenue Service ("IRS"). On September 10, 2013, NCM LLC and NCM, Inc., in its capacity as tax matters partner for NCM LLC, received a "No Adjustments Letter" from the IRS which stated that the IRS completed its review of the NCM LLC tax returns for the fiscal years ended 2007 and 2008 and did not propose any adjustments to those tax returns. NCM, Inc. had previously contested adjustments proposed by the IRS through the administrative appeals process. The Company had not recorded any adjustment to its financial statements for this matter and as such there was no effect on the Company's financial statements for the year ended December 26, 2013 related to the closure of these audits.

        Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 7—Borrowings, there is a balance of $17.7 million and $18.3 million in deferred financing costs as of December 26, 2013 and December 27, 2012, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligation and are included in interest on borrowings, which approximates the effective interest method.

        The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
Beginning balance	$18.3	$12.6	$7.3
Debt issuance payments	3.4	14.0	9.1
Amortization of debt issuance costs	(2.8)	(2.4)	(2.3)
Write-off of debt issuance costs	(1.2)	(5.9)	(1.5)

Ending balance	$17.7	$18.3	$12.6

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Other Investments—Other investments consisted of the following (in millions):

	As of
	December 26, 2013	December 27, 2012
Investment in AC JV, LLC(1)	$1.1	$—
Other investment(2)	—	0.8

Total	$1.1	$0.8

(1)
On December 26, 2013, we sold our Fathom Events business into a newly formed limited liability company (AC JV, LLC) owned 32% by each of our founding members and 4% by us, as described further in Note 2- Divestiture. The Company accounted for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 970-323 Investments—Equity Method and Joint Ventures ("ASC 970-323") because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 970-323 requires the use of equity method accounting unless the Company's interest is so minor that it would have virtually no influence over partnership operating and financial policies. The Company concluded that its interest was more than minor under the accounting guidance despite the fact that NCM LLC does not have a representative on AC JV, LLC's Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC. The Company's proportional share of equity in the investment will be recorded in the Statements of Income.

(2)
During 2011, the Company received equity securities in a privately held company as consideration for an advertising contract. The equity securities are accounted for under the cost method and represent an ownership interest of less than 20%. The Company does not exert significant influence over the company's operating or financial activities. The Company recorded an impairment charge of $0.8 million during the year ended December 26, 2013 to bring the fair value to $0.0 million, as described below.

        The Company reviews investments accounted for under the cost and equity methods for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. In order to determine whether the carrying value of investments may have experienced an "other-than-temporary" decline in value necessitating the write-down of the recorded investment, the Company considers various factors including the investees financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, qualifications in accountant's reports due to liquidity or going concern issues, investee announcements of adverse changes, downgrading of investee debt, regulatory actions, loss of principal customer, negative operating cash flows or working capital deficiencies and the record of an impairment charge by the investee for goodwill, intangible or long-lived assets. Once a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value. During the years ended December 26, 2013, December 27, 2012 and December 29, 2011, the Company recorded other-than-temporary impairment charges of $0.8 million, $0.0 million and $6.7 million. The Company wrote-down these investments to a remaining fair value of $0.0 million.

        Share-Based Compensation—In 2011 and 2012, the Company issued two types of share-based compensation awards: stock options and restricted stock. In 2013, the Company only issued restricted stock. Restricted stock vests upon the achievement of NCM, Inc. performance measures and service

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

conditions or only service conditions. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management's financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, NCM, Inc. adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.

        Compensation cost of stock options was based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation—Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. Refer to Note 8—Share-Based Compensation for more information.

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

        Derivative Instruments—The Company is exposed to various financial and market risks including changes in interest rates that exist as part of its ongoing operations. In 2012 and 2011, NCM LLC utilized certain interest rate swaps to manage these risks. In accordance with ASC 815—Derivatives and Hedging, the effective portion of changes in the fair value of a derivative that was designated as a cash flow hedge was recorded in Accumulated Other Comprehensive Income ("AOCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffectiveness associated with designated cash flow hedges, as well as any change in the fair value of a derivative that is not designated as a hedge, was recorded immediately in the Statements of Operations. Refer to Note 12- Derivative Instruments and Hedging Activities.

  Recent Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02, "Other Comprehensive Income (Topic 220)" ("ASU 2013-02"). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 seeks to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company in its first quarter of 2013. The adoption ASU 2013-02 did not impact the Financial Statements and the Company provided these disclosures in Note 15- Derivative Instruments and Hedging Activities.

        The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited Financial Statements.

2. DIVESTITURE

        On December 26, 2013, we sold our Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by us. In consideration for the sale, we received a total of $25.0 million in promissory notes from our founding members (one-third or approximately $8.3 million from each founding member). The notes receivable bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Due to the related party nature of the transaction, we formed a committee of independent directors that hired a separate legal counsel and an investment banking firm who advised the committee and rendered an opinion as to the fairness of the transaction. The Company deconsolidated Fathom Events and recognized a gain on the sale of approximately $26.0 million during the year ended December 26, 2013. The gain was measured as the difference between (a) the net fair value of the retained noncontrolling investment and the consideration received for the sale and (b) the carrying value of Fathom Events net assets (approximately $0.1 million). The Company recorded approximately $0.6 million of expenses related to the sale, which were recorded as a reduction to the gain on the sale. Approximately $1.1 million of the gain recognized related to the re-measurement of our retained 4% interest in AC JV, LLC. The fair value of our retained noncontrolling investment of $1.1 million was determined by applying the Company's ownership percentage to the fair value of AC JV, LLC, which was valued using comparative market multiples. Under the terms of the agreement, the assets and liabilities related to Fathom events held prior to the sale were not assumed by the buyer and those pertaining to Fathom events held post-closing were transferred to the buyer.

        Future minimum principal payments under the notes receivable as of December 26, 2013 are approximately as follows (in millions):

Year	Minimum Principal Payments
2014	$4.2
2015	4.2
2016	4.2
2017	4.2
2018	4.1
Thereafter	4.1

Total	$25.0

        NCM LLC amended and restated its existing ESAs with each of the founding members to remove those provisions addressing the rights and obligations related to the digital programming services of the Fathom Events business. These rights and obligations were conveyed to AC JV, LLC in connection with

2. DIVESTITURE (Continued)

the sale. In connection with the sale, we entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company for a period of nine months following the closing. In addition, we entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on our LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. In addition, the services agreement provides that we will assist with event sponsorship sales in return for a share of the sponsorship revenue. We have also agreed to provide creative and media production services for a fee.
        Due to the Company's continuing equity method investment in the newly formed limited liability company, the operations of Fathom Events and the gain on the sale were recorded in continuing operations on the Statements of Income. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for further discussion of the investment.

3. PROPERTY AND EQUIPMENT

        The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of December 26, 2013	As of December 27, 2012
Equipment, computer hardware and software	$90.2	$84.3
Leasehold improvements	3.6	3.4
Less: Accumulated depreciation	(69.5)	(63.1)

Subtotal	24.3	24.6
Construction in progress	1.3	1.1

Total property and equipment	$25.6	$25.7

        For the years ended December 26, 2013, December 27, 2012, and December 29, 2011, the Company recorded depreciation expense of $10.4 million, $8.7 million, and $8.8 million, respectively.

4. INTANGIBLE ASSETS

        The Company's intangible assets consist of contractual rights to provide its services within the theatres of the founding members and network affiliates. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. The Company's intangible assets with its founding members are recorded at the fair market value of NCM, Inc.'s publicly traded stock as of the date on which the common membership units were issued. The Company's common membership units are fully convertible into NCM, Inc.'s common stock. The Company also records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. Pursuant to ASC 350-10—Intangibles—Goodwill and Other, the Company's intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and the Company can utilize the theatres for all of its services. In addition, if common membership units are issued to a founding member for theatres under an existing on-screen

4. INTANGIBLE ASSETS (Continued)

consulting agreement with an alternative provider, NCM LLC may receive payments from the founding member pursuant to the ESAs on a quarterly basis in arrears in accordance with certain run-out provisions ("integration payments"). Integration payments approximate the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theatres with pre-existing advertising agreements. The integration payments are recorded as a reduction to net intangible assets, and not as part of operating income.

        In accordance with the Company's Common Unit Adjustment Agreement with its founding members, on an annual basis the Company determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. In addition, the Company's Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease of two percent or more in the total annual attendance of all founding members as of the last adjustment date.

        The following is a summary of the Company's intangible assets (in millions):

	As of December 27, 2012	Additions(1)	Amortization	Integration Payments(2)	As of December 26, 2013
Gross carrying amount	$312.8	$230.7	$—	$(2.8)	$540.7
Accumulated amortization	(32.5)	—	(16.2)	—	(48.7)

Total intangible assets, net	$280.3	$230.7	$(16.2)	$(2.8)	$492.0

	As of December 29, 2011	Additions(3)	Amortization	Integration Payments	As of December 27, 2012
Gross carrying amount	$295.7	$17.1	$—	$—	$312.8
Accumulated amortization	(20.8)	—	(11.7)	—	(32.5)

Total intangible assets, net	$274.9	$17.1	$(11.7)	$—	$280.3

(1)
During the first quarter of 2013, we issued 4,536,014 common membership units to our founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to our network during 2012. We recorded a net intangible asset of $69.0 million in the first quarter of 2013 as a result of the Common Unit Adjustment.

In June of 2013, we issued 5,315,837 common membership units to Cinemark for attendees added in connection with Cinemark's acquisition of Rave Cinemas and one other newly built theatre. The Company recorded a net intangible asset of approximately $91.2 million for this Common Unit Adjustment.

In November 2013, we issued 3,372,241 common membership units to Regal for attendees added in connection with Regal's acquisition of Hollywood Theatres and three other newly built theatres. The Company recorded a net intangible asset of approximately $61.6 million for this Common Unit Adjustment.

During 2013, the Company purchased intangible assets for $8.9 million associated with network affiliate agreements.

4. INTANGIBLE ASSETS (Continued)

(2)
Rave had pre-existing advertising agreements for some of the theatres it owned prior to the acquisition by Cinemark, as well as prior to the acquisition of certain Rave theatres by AMC in December 2012. As a result, AMC and Cinemark will make integration payments over the remaining term of those agreements. During the year ended December 26, 2013, we recorded a reduction to net intangible assets of $2.8 million related to integration payments due from AMC and Cinemark. During the year ended December 26, 2013, the founding members paid $2.1 million in integration payments.

(3)
During the first quarter of 2012, NCM LLC issued 651,612 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to our network during 2011. The Company recorded a net intangible asset of $9.9 million in the first quarter of 2012 as a result of the common unit adjustment. In lieu of surrendering 16,727 units, AMC paid NCM LLC $0.2 million in the first quarter of 2012.

During 2012, the Company purchased intangible assets for $7.2 million associated with network affiliate agreements.

        As of December 26, 2013 and December 27, 2012, the Company's intangible assets related to the founding members, net of accumulated amortization was $463.4 million and $258.7 million, respectively with weighted average remaining lives of 23.0 years and 23.6 years as of December 26, 2013 and December 27, 2012, respectively.

        As of December 26, 2013 and December 27, 2012, the Company's intangible assets related to the network affiliates, net of accumulated amortization was $28.6 and $21.6 million, respectively with weighted average remaining lives of 15.8 years and 16.8 years as of December 26, 2013 and December 27, 2012, respectively.

        For the years ended December 26, 2013, December 27, 2012 and December 29, 2011 the Company recorded amortization expense of $16.2 million, $11.7 million and $10.0 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2014	$20.2
2015	$20.3
2016	$20.3
2017	$20.6
2018	$21.5

5. ACCRUED EXPENSES

        The following is a summary of the Company's accrued expenses (in millions):

	As of December 26, 2013	As of December 27, 2012
Make-good reserve	$1.8	$1.2
Accrued interest	12.7	12.9
Deferred rent	2.6	2.8
Other accrued expenses	2.3	1.4

Total accrued expenses	$19.4	$18.3

6. RELATED PARTY TRANSACTIONS

        Founding Member and Managing Member Transactions—Following is a summary of the transactions between the Company and the founding members and its managing member (in millions):

	Years Ended
Included in the Statements of Income:	December 26, 2013	December 27, 2012	December 29, 2011
Revenue:
Beverage concessionaire revenue (included in Advertising revenue)(1)	$41.4	$39.7	$38.0
Advertising inventory revenue (included in Advertising revenue)(2)	0.2	0.2	0.2
Operating expenses:
Theatre access fee(3)	69.4	64.5	55.4
Revenue share from Fathom Events (included in Fathom Events operating costs)(4)	5.1	5.5	8.3
Purchase of movie tickets and concession products (included in Fathom Events operating costs)(5)	0.2	0.4	1.0
Purchase of movie tickets and concession products (included in Selling and marketing costs)(5)	1.4	1.1	1.1
Purchase of movie tickets and concession products (included in Advertising operating costs)(5)	0.2	—	—
Administrative fee—managing member(6)	10.0	12.1	13.7
Non-operating expenses:
Gain on sale of Fathom Events(7)	25.4	—	—

(1)
For the years ended December 26, 2013, December 27, 2012 and December 29, 2011, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from the Company to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent CPM.

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

(5)
Used primarily for marketing to the Company's advertising clients and marketing resale to Fathom Events customers.

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

6. RELATED PARTY TRANSACTIONS (Continued)

(7)
Refer to discussion of Fathom sale in Note 2—Divestiture.

Included in the Balance Sheets:	As of December 26, 2013	As of December 27, 2012	As of December 29, 2011
Current portion of note receivable- founding members(1)	4.2	—	—
Long-term note receivable, net of current portion—founding members(1)	20.8	—	—
Investment in AC JV, LLC(2)	1.1	—	—
Prepaid administrative fees to managing member(3)	0.8	0.8	1.0
Common unit adjustments and integration payments, net of amortization (included in Intangible assets)	463.4	258.7	0.7

(1)
Refer to discussion of Fathom sale in Note 2—Divestiture.

(2)
Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies.

(3)
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

        We have been granted a perpetual, royalty-free license from our founding members to use certain proprietary software for the delivery of digital advertising and other content through our DCN to screens in the U.S. We have made improvements to this software since NCM, Inc.'s IPO date and we own those improvements, except for improvements that were developed jointly by us and our founding members.

        Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.'s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 are as follows (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
AMC	$29.8	$23.1	$25.3
Cinemark	36.9	24.2	25.5
Regal	37.1	29.5	32.2
NCM, Inc.	89.6	72.8	78.7

Total	$193.4	$149.6	$161.7

        The mandatory distributions of available cash by the Company to its founding members for the quarter ended December 26, 2013 of $31.0 million, is included in amounts due to founding members in the Balance Sheets as of December 26, 2013 and will be made in the first quarter of 2014. The mandatory distributions of available cash by NCM LLC to its managing member for the quarter ended

6. RELATED PARTY TRANSACTIONS (Continued)

December 26, 2013 of $26.5 million is included in amounts due to managing member on the Balance Sheets as of December 26, 2013 and will be made in the first quarter of 2014.

        Amounts due to founding members as of December 26, 2013 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	0.7	1.1	$2.4
Cost and other reimbursement	(2.0)	(0.7)	(0.6)	(3.3)
Distributions payable	8.7	10.9	11.4	31.0

Total	$7.3	$10.9	$11.9	$30.1

        Amounts due to founding members as of December 27, 2012 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.6	$0.9	$2.1
Cost and other reimbursement	(1.1)	(0.7)	(1.4)	(3.2)
Distributions payable, net	6.3	6.6	8.0	20.9

Total	$5.8	$6.5	$7.5	$19.8

        Amounts due to/from managing member were comprised of the following (in millions):

	As of December 26, 2013	As of December 27, 2012
Distributions payable	$26.5	$19.8
Cost and other reimbursement	(1.9)	(4.5)

Total	$24.6	$15.3

        Common Unit Membership Redemption—The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM, Inc.'s common stock on a one-for-one basis, or at NCM Inc.'s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2013, Regal exercised the redemption right of an aggregate 2,300,000 common membership units for a like number of shares of common stock. Such redemptions took place immediately prior to the closing of an underwritten public offering and the closing of an overallotment option. NCM, Inc. did not receive any proceeds from the sale of its common stock by Regal.

        Digital Cinemas Integration Partners—NCM LLC had an agreement with Digital Cinema Integration Partners ("DCIP"), a joint venture owned by the founding members which was assigned to AC JV, LLC in connection with the sale of Fathom Events. This agreement provided for payment of a fee to DCIP whenever the digital cinema equipment is used to exhibit a Fathom event. Such fee per event showing during non-prime times (as defined in the agreements) and showing during prime times is a standard fee that is charged to all alternative content owners (including major studios) who display their programming on the digital cinema projectors. During the years ended December 26, 2013, December 27, 2012 and December 29, 2011, we paid DCIP approximately $0.8 million, $1.5 million and $0.5 million, respectively, under this agreement. The DCIP Agreement was transferred as a part of the sale of the Fathom Events business.

6. RELATED PARTY TRANSACTIONS (Continued)

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

        The following is a summary of advertising operating costs in the Statements of Income between the Company and its related party affiliates (in millions):

	Years Ended
Related Party Affiliate	December 26, 2013	December 27, 2012	December 29, 2011
Starplex(1)	$2.9	$3.2	$2.9
Other(2)	0.5	1.0	0.5

Total	$3.4	$4.2	$3.4

        The following is a summary of the accounts payable balance between the Company and its related party affiliates included in the Balance Sheets (in millions):

Related Party Affiliate	As of December 26, 2013	As of December 27, 2012
Starplex(1)	$0.7	$0.7
Other(2)	0.1	0.2

Total	$0.8	$0.9

(1)
Starplex Operating L.P. ("Starplex") is an affiliate of one of NCM, Inc.'s directors.

(2)
Other affiliates include LA Live Cinemas LLC ("LA Live"), an affiliate of Regal, and Texas Cinemas, Corp., an affiliate of one of NCM, Inc.'s directors.

        Other Transactions—NCM LLC has an agreement with an interactive media company, who is an affiliate of one of NCM, Inc.'s directors, to sell some of its online inventory. During the year ended December 26, 2013, this company generated approximately $0.6 million in revenue for NCM LLC and there was approximately $0.6 million of accounts receivable due from this company as of December 26, 2013.

7. BORROWINGS

        The following table summarizes the Company's total outstanding debt as of December 26, 2013 and December 27, 2012 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 26, 2013	December 27, 2012	Maturity Date		Interest Rate
Revolving Credit Facility	$20.0	$14.0	November 26, 2017	(1)	(2)
Term Loans	270.0	265.0	November 26, 2019		(2)
Senior Unsecured Notes	200.0	200.0	July 15, 2021		7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022		6.000%

Total	$890.0	$879.0
Less: current portion of long-term debt	(14.0)	—

Long-term debt, less current portion	$876.0	$879.0

(1)
A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.

(2)
The interest rates on the revolving credit facility and term loan are described below.

        Senior Secured Credit Facility—The Company's senior secured credit facility consists of a $124.0 million revolving credit facility and a $270.0 million term loan. On May 2, 2013, NCM LLC entered into an amendment of its senior secured credit facility whereby the facility was increased from $265.0 million to $270.0 million. In connection with the amendment, the interest rates on the revolving credit facility and term loans were reduced as described further below. In addition, NCM LLC recorded a non-cash charge of approximately $0.5 million for the write-off of net deferred issuance costs associated with the prior agreement and recorded approximately $0.7 million for certain new fees. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

        Revolving Credit Facility—The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

        The Company's total availability under the revolving credit facility is $124.0 million. The unused line fee is 0.50% per annum. Of the total available, $14.0 million outstanding principal of the revolving credit facility formerly held by Lehman Brothers Holdings, Inc. ("Lehman") will not be repaid in connection with any future prepayments of the revolving credit facility amounts, but rather Lehman's share of the revolving credit facility will be paid in full by the Company to the successor lenders, along with any accrued and unpaid fees and interest, by the maturity date of December 31, 2014. The maturity date applicable to the remaining outstanding principal is November 26, 2017.

        Borrowings under the revolving credit facility bear interest at the Company's option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). On

7. BORROWINGS (Continued)

May 2, 2013, NCM LLC entered into an amendment of its senior secured credit facility whereby the applicable margins on the $110.0 million portion of the revolving credit facility decreased by 25 basis points to the LIBOR index plus 2.00% or the base rate plus 1.00%. The margins on the $14.0 million portion held by Lehman of the revolving credit facility remained unchanged at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 26, 2013 was 2.44%.

        Term Loans—In connection with the amendment of its senior secured credit facility on May 2, 2013, the interest rate on the term loans decreased by 50 basis points to a rate at NCM LLC's option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%. The weighted-average interest rate on the term loans as of December 26, 2013 was 2.92%. Interest on the term loans is currently paid monthly.

        The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 26, 2013, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis. There are no borrower distribution restrictions as long as the Company's consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of December 26, 2013, the Company's net senior secured leverage ratio was 2.9 times (versus the covenant of 6.5 times).

        Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes ("Senior Unsecured Notes") for which the exchange offering was completed on September 22, 2011. The Senior Unsecured Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company's existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain covenants with which the Company was in compliance as of December 26, 2013.

        Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the "Senior Secured Notes"). The Senior Secured Notes have a maturity date of April 15, 2022 and pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as NCM LLC's senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC's obligations under the senior secured credit facility. The Senior Secured Notes contain certain covenants with which the Company was in compliance as of December 26, 2013.

        Future Maturities of Borrowings—The scheduled annual maturities on the Senior Secured Credit Facility and Senior Secured and Senior Unsecured Notes as of December 26, 2013 are as follows (in millions):

Year	Amount
2014	$14.0
2015	—
2016	—
2017	6.0
2018	—
Thereafter	870.0

Total	$890.0

8. SHARE-BASED COMPENSATION

        The NCM, Inc. 2007 Equity Incentive Plan reserves 12,876,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 4,371,729 remain available for future grants as of December 26, 2013. The management services agreement provides that the Company may participate in the Equity Incentive Plan. The types of awards that may be granted under the Equity Incentive Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Stock options awarded under the Equity Incentive Plan are granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date NCM, Inc.'s board of directors approves the grant. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM, Inc.'s common stock represented by such awards. Options and restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the Equity Incentive Plan. In addition, certain restricted stock awards include performance vesting conditions, which permit vesting to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. The length of the measurement period is two to three years. Restricted stock units granted to non-employee directors vest after approximately one year.

        Compensation Cost—The Company recognized $5.9 million, $9.0 million and $11.8 million for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively, of share-based compensation expense and $0.1 million, $0.2 million and $0.2 million was capitalized during the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee—managing member in the accompanying Financial Statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were $3.2 million, $4.3 million, $4.8 million, $5.6 million and $2.0 million for the years ended December 26, 2013, December 27, 2012, December 29, 2011, December 30, 2010 and December 31, 2009.

        No compensation expense was recorded for the 2011 non-vested restricted stock grants subject to performance conditions as the grants are not expected to vest due to the projected underperformance against the specified non-GAAP targets as of December 26, 2013. As of December 26, 2013, unrecognized compensation cost related to unvested options was approximately $1.0 million, which will be recognized over a weighted average remaining period of 1.0 years. As of December 26, 2013, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $7.2 million, which will be recognized over a weighted average remaining period of 2.1 years.

8. SHARE-BASED COMPENSATION (Continued)

        Stock Options—A summary of option award activity under the Equity Incentive Plan as of December 26, 2013, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 27, 2012	4,984,952	$16.13
Granted	—	—
Exercised	(1,488,059)	13.69
Forfeited	(333,530)	17.75
Expired	(106,781)	19.79

Outstanding as of December 26, 2013	3,056,582	$17.02	6.8	$9.6

Exercisable as of December 26, 2013	2,325,589	$17.47	6.6	$6.3
Vested and expected to vest as of December 26, 2013	3,044,836	$17.02	6.8	$9.5

        The weighted average grant date fair value of granted options was $4.1 and $3.8 for the years ended December 27, 2012 and December 29, 2011, respectively. The intrinsic value of options exercised during the year was $6.1 million, $1.4 million and $1.5 million for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. The total fair value of awards vested during the years ended December 26, 2013, December 27, 2012 and December 29, 2011 was $4.9 million, $7.8 million and $6.2 million, respectively.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model that uses the assumptions noted in the table below. Expected volatilities are based on implied volatilities from traded options on NCM, Inc.'s stock, historical volatility of NCM, Inc.'s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used in the valuation of the options for the years ended December 26, 2013, December 27, 2012 and December 29, 2011:

	Years Ended
	December 26, 2013		December 27, 2012	December 29, 2011
Expected term (in years)		(1)	6.0	6.0
Risk free interest rate		(1)	0.8% - 1.1%	1.2% - 2.4%
Expected volatility		(1)	53.2% - 54.6%	30.0% - 53.6%
Dividend yield		(1)	5.5%	3.8% - 4.0%

(1)
The Company did not grant stock options during the year ended December 26, 2013.

        Restricted Stock and Restricted Stock Units—Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, independent directors and employees, subject to requisite service and meeting financial performance targets, and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends (excluding extraordinary) and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally,

8. SHARE-BASED COMPENSATION (Continued)

the accrued cash dividends for 2011, 2012 and 2013 grants are subject to forfeiture during the restricted period should the underlying shares not vest.

        The weighted average grant date fair value of non-vested stock was $15.17, $13.23 and $17.66 for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. The total fair value of awards vested was $7.5 million, $6.9 million and $1.8 million during the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively.

        As of December 26, 2013, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based restricted stock is 833,004.

        A summary of restricted stock award and restricted stock unit activity under the Equity Incentive Plan as of December 26, 2013, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 27, 2012	1,707,128	$15.30
Granted	918,548	15.17
Vested	(360,528)	16.88
Forfeited	(190,282)	15.95

Non-vested balance as of December 26, 2013	2,074,866	$14.91

9. EMPLOYEE BENEFIT PLANS

        The Company sponsors the NCM 401(k) Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.0 million, $1.0 million and $0.9 million during the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively.

10. COMMITMENTS AND CONTINGENCIES

        Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position or results of operations.

        Operating Commitments—The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing and software development personnel. Total lease expense for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, was $2.3 million, $2.3 million and $2.3 million, respectively.

10. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum lease payments under noncancelable operating leases as of December 26, 2013 are as follows (in millions):

Year	Minimum Lease Payments
2014	$2.6
2015	2.6
2016	2.6
2017	2.0
2018	1.7
Thereafter	4.1

Total	$15.6

        Minimum Revenue Guarantees—As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $42.4 million over the remaining terms of the network affiliate agreements. As of December 26, 2013 and December 27, 2012, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

11. FAIR VALUE MEASUREMENTS

        Non-Recurring Measurements—Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These assets include long-lived assets, intangible assets, cost and equity method investments, notes receivable and borrowings.

        Long-Lived Assets, Intangible Assets, Other Investments and Notes Receivable—As described in Note 1—Basis of Presentation and Summary of Significant Accounting Policies, the Company regularly reviews long-lived assets (primarily property, plant and equipment), intangible assets investments accounted for under the cost or equity method and notes receivable for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

        As of December 26, 2013 and December 27, 2012, the Company had other investments of $1.1 million and $0.8 million, respectively. These investments are generally valued using comparative market multiples. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy.

        As of December 26, 2013, the Company had notes receivable totaling $25.0 million from its founding members related to the sale of Fathom Events, as described in Note 2—Divestiture. These notes were valued using comparative market multiples and are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

11. FAIR VALUE MEASUREMENTS (Continued)

        Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company's financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 26, 2013		As of December 27, 2012
($ in millions)	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
Term Loans	$270.0	$269.5	$265.0	$265.8
Senior Unsecured Notes	200.0	220.4	200.0	222.0
Senior Secured Notes	400.0	414.0	400.0	425.5

(1)
The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company's analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loans. Following the termination of the swap agreements, the variable interest rate on the Company's $270.0 million term loans are unhedged and as of December 26, 2013 and December 27, 2012, the Company did not have any outstanding derivative assets or liabilities.

        During the year ended December 27, 2012, the Company paid breakage fees of $63.4 million which represented the settlement of the Company's loss position on its interest rate swap agreements. The swaps were terminated with the Company in a loss position and therefore, the Company paid its counterparties the outstanding amounts due based upon the fair market value on that date. The Company accounted for the $63.4 million in payments by recording a loss on swap terminations of $26.7 million in the Statements of Income, which related to swaps that hedged the interest payments on debt that was paid off during the Company's refinancing. Since those future interest payments were no longer probable of occurring, the Company discontinued hedge accounting and immediately reclassified the balance in Accumulated Other Comprehensive Income ("AOCI") of $26.7 million into earnings in accordance with ASC 815—Derivatives and Hedging ("ASC 815"). The remainder of the breakage fees, or $36.7 million, was for swaps in which the underlying debt remained outstanding. The balance in AOCI related to these swaps was fixed and is being amortized into earnings over the remaining life of the original interest rate swap agreement, or February 13, 2015, as long as the debt remains outstanding. The Company considered the guidance in ASC 815 which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of December 26, 2013, there was approximately $11.6 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI. The Company estimates approximately $10.0 million will be amortized to earnings in the next twelve months.

        During the years ended December 27, 2012 and December 29, 2011, the Company also recorded changes in the fair value and amortization of AOCI related to an interest rate swap on its term loan in which the Company discontinued cash flow hedge accounting in 2008 due to the bankruptcy of its counterparty.

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        The effect of derivative instruments in cash flow hedge relationships on the financial statements for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 were as follows (in millions):

	Unrealized Gain Recognized in NCM LLC's Other Comprehensive Income (Pre-tax) Years Ended			Realized Loss Recognized in Interest on Borrowings (Pre-tax) Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011	December 26, 2013	December 27, 2012	December 29, 2011
Interest Rate Swaps	$10.3	$26.0	$(18.1)	$—	$(9.1)	$(19.5)

        The effect of derivatives not designated as hedging instruments under ASC 815 on the financial statements for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 were as follows (in millions):

		Gain (Loss) Recognized in Non-Operating Expenses (Pre-tax) Years Ended
Derivative Instruments not Designated as Hedging Instruments	Income Statement Location	December 26, 2013	December 27, 2012	December 29, 2011
Realized loss on derivative instruments	Interest on borrowings	$—	$(5.1)	$(6.5)
Gain from change in fair value on cash flow hedges	Change in derivative fair value	—	3.0	—
Amortization of AOCI on discontinued cash flow hedges	Amortization of terminated derivatives	(10.3)	(4.0)	(1.3)

Total		$(10.3)	$(6.1)	$(7.8)

        The changes in AOCI by component for the year ended December 26, 2013 were as follows (in millions):

	Year Ended December 26, 2013	Income Statement Location
Balance at beginning of period	$(21.9)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	10.3	Amortization of terminated derivatives

Total amounts reclassified from AOCI	10.3

Net other comprehensive income	10.3

Balance at end of period	$(11.6)

13. SEGMENT REPORTING

        Advertising revenue accounted for 92.1%, 91.2% and 88.7%, of revenue for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. The following table presents revenue less directly identifiable expenses to arrive at income before income taxes for the

13. SEGMENT REPORTING (Continued)

advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs. Refer to Note 1-Basis of Presentation and Summary of Significant Accounting Policies.

	Year Ended December 26, 2013 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Total
Revenue	$426.3	$36.5	$—	$462.8
Operating costs	98.4	25.5	18.7	142.6
Selling and marketing costs	56.1	3.6	1.8	61.5
Administrative and other costs	2.9	0.9	26.3	30.1
Depreciation and amortization	—	—	26.6	26.6
Interest and other non-operating costs	—	—	38.4	38.4

Income (loss) before income taxes	$268.9	$6.5	$(111.8)	$163.6

	Year Ended December 27, 2012 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Total
Revenue	$409.5	$39.3	$—	$448.8
Operating costs	95.8	29.0	18.9	143.7
Selling and marketing costs	53.9	4.2	2.4	60.5
Administrative and other costs	2.6	0.8	29.0	32.4
Depreciation and amortization	—	—	20.4	20.4
Interest and other non-operating costs	—	—	90.2	90.2

Income (loss) before income taxes	$257.2	$5.3	$(160.9)	$101.6

	Year Ended December 29, 2011 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Total
Revenue	$386.2	$49.2	$—	$435.4
Operating costs	80.0	34.1	17.7	131.8
Selling and marketing costs	49.2	7.9	2.7	59.8
Administrative and other costs	2.6	0.8	27.9	31.3
Depreciation and amortization	—	—	18.8	18.8
Interest and other non-operating costs	—	—	58.9	58.9

Income (loss) before income taxes	$254.4	$6.4	$(126.0)	$134.8

13. SEGMENT REPORTING (Continued)

        The following is a summary of revenue by category (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
National advertising revenue	$295.0	$288.7	$267.6
Local advertising revenue	89.9	81.1	80.6
Founding member advertising revenue from beverage concessionaire agreements	41.4	39.7	38.0
Fathom Consumer revenue	34.4	34.2	35.0
Fathom Business revenue	2.1	5.1	14.2

Total revenue	$462.8	$448.8	$435.4

14. VALUATION AND QUALIFYING ACCOUNTS

        The Company's valuation allowance for doubtful accounts for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 were as follows (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$4.5	$4.3	$3.7
Provision for bad debt	2.1	1.2	2.1
Write-offs, net	(0.9)	(1.0)	(1.5)

Balance at end of period	$5.7	$4.5	$4.3

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following represents selected information from the Company's unaudited quarterly Statements of Income for the years ended December 26, 2013 and December 27, 2012 (in millions):

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$82.2	$122.8	$135.1	$122.7
Operating expenses	60.6	64.8	67.7	67.7
Operating income	21.6	58.0	67.4	55.0
Net income(1)	5.6	41.1	51.8	64.4

15. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$79.1	$110.1	$143.7	$115.9
Operating expenses	62.1	64.8	65.6	64.5
Operating income	17.0	45.3	78.1	51.4
Net income(2)	3.2	1.8	62.9	33.1

(1)
During the fourth quarter of 2013, the Company recorded a gain of $25.4 million related to the sale of Fathom Events. Refer to Note 2—Divestiture.

(2)
During the second quarter of 2012, the Company recorded a loss of approximately $26.7 million related to partial swap terminations. Refer to Note 12- Derivative Instruments and Hedging Activities.

Independent Auditor's Report

The Members
Digital Cinema Implementation Partners, LLC

        We have audited the accompanying consolidated financial statements of Digital Cinema Implementation Partners, LLC and Subsidiaries, which comprise the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), members' equity and cash flows for each of the three years in the period ended December 31, 2013, and the related notes to the consolidated financial statements.

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

Opinion

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Cinema Implementation Partners, LLC and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in accordance with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey
February 21, 2014

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$106,000	$19,161
Accounts receivable, net	34,111	36,953
Other current assets	242	208

Total current assets	140,353	56,322
Property and equipment, net	880,532	900,186
Deferred financing costs, net	15,473	24,894
Deferred warranty reimbursement costs, net	171,859	190,351
Restricted cash	8,852	11,396
Derivative assets	5,101	—
Other noncurrent assets	42,700	26,783

Total assets	$1,264,870	$1,209,932

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,396	$22,455
Current maturities of long-term debt	17,000	24,700
Warranty reimbursement liability, current	11,523	7,056

Total current liabilities	34,919	54,211
Warranty reimbursement liability (excluding current)	216,935	223,464
Long-term debt (excluding current)	811,198	763,176
Derivative liabilities	—	29,419
Other noncurrent liabilities	58	76

Total liabilities	1,063,110	1,070,346
Commitments
Members' equity	201,760	139,586

Total liabilities and members' equity	$1,264,870	$1,209,932

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

($ in thousands)

	Years Ended December 31,
	2013	2012	2011
REVENUES
Virtual print fees	$172,176	$158,327	$109,396
Exhibitor lease fees	14,441	13,114	8,633
Alternative content fees	811	955	764
Peak period payments	569	343	243
Management fees	2,185	2,149	1,672

Subtotal, operating revenues	190,182	174,888	120,708
Warranty reimbursement costs	(23,480)	(23,371)	(16,737)
Exhibitor lease, step-up rent adjustment	15,957	14,500	9,453

Net operating revenues	182,659	166,017	113,424

OPERATING EXPENSES
General and administrative	6,620	9,796	7,749
Depreciation and amortization	59,804	53,558	35,167

Total operating expenses	66,424	63,354	42,916

Operating income	116,235	102,663	70,508

INTEREST EXPENSE
Interest expense	52,443	58,574	43,918
Paid-in-kind interest	1,472	5,459	4,286
Amortization of deferred financing costs	4,776	7,198	7,658
Derivative (gain) loss	(2,490)	(5,161)	17,160

Total interest expense	56,201	66,070	73,022

OTHER INCOME
Interest income	12	5	4
Gain (loss) on sale of assets	191	(43)	—
Loss on refinancing	(11,145)	—	—
Other income	80	197	—

Total other income (expense)	(10,862)	159	4

Income (loss) before taxes	49,172	36,752	(2,510)
Income tax expense	213	—	—

Net income (loss)	48,959	36,752	(2,510)
OTHER COMPREHENSIVE INCOME (LOSS)
Gain on interest rate swap contracts	5,101	—	—

Comprehensive income (loss)	$54,060	$36,752	$(2,510)

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

($ in thousands)

	Years Ended December 31,
	2013	2012	2011
Balance, beginning of year	$139,586	$90,047	$63,942
Capital contributions	8,114	12,787	28,615
Net income (loss)	48,959	36,752	(2,510)

Balance before other comprehensive income	196,659	139,586	90,047
Other comprehensive income—gain on derivatives	5,101	—	—

Balance, end of year	$201,760	$139,586	$90,047

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$48,959	$36,752	$(2,510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,804	53,558	35,167
Amortization of deferred warranty reimbursement costs	23,480	23,371	16,737
Amortization of deferred financing costs	4,776	7,198	7,658
Derivative (gain) loss	(2,490)	(5,161)	17,160
(Gain) loss on sale of assets	(191)	43	—
Loss on refinancing	11,145	—	—
Paid-in-kind interest	1,472	5,459	4,286
Changes in operating assets and liabilities:
Accounts receivable	2,842	(6,977)	(15,997)
Other current and noncurrent assets	(15,951)	(14,557)	(9,311)
Accounts payable and accrued liabilities	(2,078)	2,432	207
Warranty reimbursement liability	(4,778)	(2,428)	(733)
Payment of prior period warranty reimbursement liability	(1,361)	(528)	—
Derivative liabilities	(26,929)	—	—
Other noncurrent liabilities	(18)	34	(37)

Net cash provided by operating activities	98,682	99,196	52,627

Investing activities:
Purchase of property and equipment	(39,168)	(160,320)	(423,927)
Payment of prior period property and equipment	(17,299)	(26,341)	(37,416)
Sale of property and equipment	1,616	298	—
Restricted cash	2,543	2,875	(7,797)

Net cash used in investing activities	(52,308)	(183,488)	(469,140)

Financing activities:
Increase in long-term debt	680,000	90,000	603,750
Paydown of long-term debt	(641,150)	(2,200)	(206,650)
Capital contributions from Members	8,114	12,787	28,615
Deferred financing costs	(6,499)	—	(11,684)

Net cash provided by financing activities	40,465	100,587	414,031

Net increase (decrease) in cash and cash equivalents	86,839	16,295	(2,482)
Cash and cash equivalents, beginning of year	19,161	2,866	5,348

Cash and cash equivalents, end of year	$106,000	$19,161	$2,866

Supplemental schedule of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued liabilities	$2,407	$17,378	$26,341

Warranty reimbursement payable in accounts payable and accrued liabilities	$2,272	$1,361	$528

Deferred warranty asset and warranty reimbursement obligation	$4,988	$(6,035)	$122,636

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

        On March 10, 2010, the Company completed an initial financing transaction for the deployment of Digital Systems utilizing its subsidiary entities Kasima, LLC ("Kasima"), Kasima Holdings, LLC ("Holdings") and Kasima Parent Holdings, LLC ("Parent") to execute its business plan. Kasima is a wholly-owned subsidiary of Holdings, Holdings is a wholly-owned subsidiary of Parent and Parent is a wholly-owned subsidiary of DCIP. As part of the initial financing transaction, Parent entered into a note purchase agreement with a third-party investment fund. On March 31, 2011, the Company obtained the incremental financing necessary to complete its planned deployment of Digital Systems and on May 17, 2013, the Company refinanced all of its outstanding senior secured debt, extending the term of that debt and lowering its effective interest rate. See Note 3 for a more detailed description of these financing transactions.

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

Concentration of credit risk

        For the years ended December 31, 2013, 2012 and 2011, the Company had five customers that represented 55%, 56% and 62%, respectively, of operating revenues and at December 31, 2013 and 2012, five customers that represented 66% and 63%, respectively, of net accounts receivable. These customers are each parties to DCDAs. None of the Company's other customers individually represented more than 10% of operating revenues or accounts receivable at December 31, 2013 or 2012, or for the years ended December 31, 2013, 2012 and 2011.

        The Company has credit risk associated with certain accounts receivable, which consists primarily of amounts owed by the Major Studios and other digital content distributors. The Company actively monitors the status of its accounts receivable and has mechanisms in place to minimize the potential for incurring material accounts receivable credit losses. At December 31, 2013 and 2012, management has determined that there is no requirement for an allowance for doubtful accounts.

Concentration of supplier risk

        The Company currently purchases Digital System components from a limited number of suppliers. The inability to obtain certain components on a timely basis would limit the Company's ability to complete installation of such systems in a timely manner and could affect the amount of future revenues. In 2013, 2012 and 2011, two suppliers represented 68%, 81% and 74%, respectively, of the amount spent by the Company on Digital System component purchases.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Concentration in foreign countries

        The Company originally leased Digital Systems to AMC (pursuant to its ELA) for theatres located in Canada and receives revenues from CDCP pursuant to the CDCP MSA. In 2013, AMC sold the last of its Canadian theatres and, as a result, the Company no longer leases Digital Systems to AMC in Canada. The revenue previously earned from these operations was paid to the Company in U.S. dollars. For the years ended December 31, 2013, 2012 and 2011, revenues earned from Canadian sources totaled $1,784,000, $2,494,000 and $2,228,000, respectively. The carrying value of equipment deployed in Canada at December 31, 2013 and 2012 totaled $0 and $197,000, respectively. Revenue earned by the Company under the CNI MSA for theatres located in Latin America was $412,000 for the year ended December 31, 2013. The Company did not earn revenue under the CNI MSA during the years ended December 31, 2012 and 2011.

Fair value and credit risk

        All current assets and liabilities are carried at cost, which approximates fair value due to the short-term maturities of those instruments. The Company's Credit Facility (see Note 7) is comprised of floating rate instruments and management believes fair value approximates carrying value. The Note Facility (see Note 7) is a fixed rate instrument for which the Company estimates fair value at approximately $157.6 million, a premium of $22.6 million to its carrying value excluding PIK Interest (as defined in Note 7). This estimate is based on the present value of the cash flows discounted at an estimated market interest rate. This rate was estimated based on the change in interest rates for risk free treasury bonds from the inception of the Note Facility to December 31, 2013 and was further adjusted based on management's assessment of business risk for the current operating entity contrasted to the development-stage entity at the inception of the Note Facility.

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

        Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets. Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three to five years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software coding that does not add functionality to existing systems, are expensed as incurred. Upon the sale or other disposition of any property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the gain or loss on disposal is included in the consolidated statements of operations and comprehensive income (loss).

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Deferred financing costs, net

        Deferred financing costs are amortized on an interest method basis for the Credit Facility and a straight- line basis for the Note Facility, both by a charge to interest expense over the terms of the respective financing agreements. Accumulated amortization of deferred financing costs at December 31, 2013 and 2012 totaled $24,004,000 and $19,228,000, respectively.

Fair value measurements

        The Company accounts for and reports the fair value of certain assets and liabilities. The Company applies fair value accounting for financial assets and liabilities that are recognized or disclosed at fair value in its consolidated financial statements.

        The Company utilizes valuation techniques that maximize the use of observable inputs (Levels 1 and 2) and minimize the use of unobservable inputs (Level 3) within the fair value hierarchy established by the Financial Accounting Standards Board Accounting Standards Codification ("ASC"):

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs reflecting the reporting entity's own assumptions.

        The following table sets forth, by level, the fair value measurements of the Company's consolidated financial assets ($ in thousands):

Fair Value Measurements

	December 31, 2013		Level 1	Level 2	Level 3
Fair value of Interest Rate Swap	$5,101	(1)	$—	$5,101	$—

(1)
Reported in derivative assets on the consolidated balance sheets.

        The fair value of the Company's asset under its Interest Rate Swap (as defined below) is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts and, therefore, is classified within Level 2. The Level 2 fair value of the Company's Initial Swap and Initial Cap (each as defined below) at December 31, 2012 was $(29,725,000) and $306,000, respectively.

Accounting for derivatives

        In March 2010, the Company executed (and in March 2011 amended) an interest rate swap agreement (as amended, the "Initial Swap") and an interest rate cap agreement (the "Initial Cap") to limit the Company's exposure to changes in interest rates. In May 2013, the Company terminated and made settlement payments in respect of the Initial Swap and Initial Cap (see Note 7) and executed new interest rate swap agreements (the "Interest Rate Swap"). Derivative financial instruments such as the Initial Swap, the Initial Cap and the current Interest Rate Swap are recorded at fair value. Changes in

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

the fair value of derivative financial instruments are either recognized in accumulated other comprehensive income (a component of member's equity) or in the consolidated statements of operations and comprehensive income (loss) depending on whether the derivative is being used to hedge changes in cash flows or fair value. The Company determined that the Initial Swap and Initial Cap were not effective hedging transactions; therefore, the changes in market value of the Initial Swap and Initial Cap were recorded as a component of interest expense in the consolidated statements of operations and comprehensive income (loss). The Company has determined that the Interest Rate Swap is an effective cash flow hedging instrument and, as a result, changes in the fair value of the Interest Rate Swap are recognized in other comprehensive income.

Income taxes

        The Company is a limited liability company and, as such, is treated as a partnership for federal and state income tax purposes. Accordingly, as a partnership for tax purposes, the Company is not a taxable entity and is not subject to federal or state income taxes. Income or loss of the Company as a limited liability company is reported to and included in the individual income tax returns of its members. Tax years ended on or about December 31, 2013, 2012, 2011 and 2010 remain open to examination by federal and state taxing authorities with regard to the allocation of income or losses by the Company to its members.

Impairment of long-lived assets

        The Company reviews the recoverability of its long-lived assets when events or conditions exist that indicate a possible impairment. The assessment for recoverability is based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of an asset, the asset is deemed not to be recoverable and possibly impaired. The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the carrying value of the asset exceeds its fair value. Fair value is determined by computing the expected future discounted cash flows. No impairment charges were recorded for the years ended December 31, 2013, 2012 or 2011.

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

        In addition to VPF revenue, the Company also earns a fee each time certain digital content other than feature films (e.g., concerts, sporting events and opera performances) is booked and exhibited on a Digital System. The Company refers to fees derived on a per-exhibition basis from these alternative forms of digital content as alternative content fees ("ACFs"). ACFs may be paid by the distributor of the alternative content pursuant to an agreement with the Company or by the Exhibitor showing the content pursuant to its ELA. ACF revenue is recognized in the period in which the alternative content is exhibited.

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

        In accordance with the ELAs the Exhibitors are required to acquire extended warranties with respect to the leased Digital Systems covering the period from the expiration of the initial included manufacturer's warranty through the date of repayment of the Credit Facility and Note Facility (each as defined in Note 7) (the "Warranty End Date"), but in no event later than 12 years from the effective date of the ELAs. Following the Warranty End Date, the Exhibitors may choose to continue extended warranty coverage through the expiration of the DCDAs (the "DCDA End Date"). The DCDA End

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Date will occur on the earlier of (i) the tenth anniversary of the "mean deployment date" of the Digital Systems or (ii) the date the Company achieves "cost recoupment", each as defined in the DCDAs. The Company expects that the Exhibitors will maintain extended warranty coverage through the DCDA End Date. Pursuant to the ELAs, the Company is required to reimburse the Exhibitor for the costs of the extended warranties (and/or equipment replacement costs) subject to quarterly caps set forth in the ELAs. This contractual obligation by the Company to incur costs at a future date for the extended warranties or replacement costs when the leased equipment is purchased creates a liability at the purchase date and a contra revenue adjustment in respect of revenues derived under the ELAs that is recognized on a straight-line basis over the term of the lease. During the year ended December 31, 2012, based on deployments to date and revised projections of future deployments, management estimated that the "mean deployment date" had been accelerated by approximately one year from the date originally projected. As a result, management now estimates that the DCDA End Date will occur and the warranty reimbursement obligation will end during 2021 rather than 2022. This 2012 change in estimate resulted in a $45,481,000 reduction in the overall warranty liability and related warranty asset. The impact of this change on the Company's results of operations for the year ended December 31, 2012 and subsequent years is not material. The Company also earns revenues in respect of the services DCIP provides under the MSAs. The revenues are earned ratably as the services are performed under the agreement.

Subsequent events

        The Company has evaluated subsequent events through February 21, 2014, which is the date the consolidated financial statements were available to be issued.

Note 3—Financing Transactions

        On March 10, 2010, the Company completed a financing transaction to enable the purchase, deployment and leasing of Digital Systems for approximately 10,000 movie theatre screens operated by the Exhibitors in the United States and Canada over the subsequent three to five years. On March 31, 2011, the Company completed an incremental financing transaction to enable the purchase, deployment and leasing of Digital Systems for approximately 4,700 additional movie theatre screens operated by the Exhibitors in the United States and Canada. On May 17, 2013, the Company refinanced all of its outstanding senior secured debt, extending the term of that debt, and lowering its effective interest rate.

        The financing transaction completed in March 2010 consisted of a $79,472,000 equity contribution to DCIP from the Founding Members (subsequently contributed as equity to Kasima), a $135,000,000 long-term promissory note commitment (the Note Facility described in Note 7) to Parent from an investor group and a $445,000,000 senior secured loan commitment (the Initial Credit Facility described in Note 7) to Kasima from a group of commercial banks. The equity contribution from the Founding Members consisted of $50,724,000 of previously installed Digital Systems and $28,748,000 of cash. The financing transaction completed in March 2011 consisted of a $220,000,000 incremental senior secured term loan (the Incremental Term Loan described in Note 7) to Kasima from a group of commercial banks and institutional investors. The refinancing transaction completed in May 2013 consisted of a $755,000,000 senior secured loan commitment (the Credit Facility described in Note 7) to Kasima from a group of commercial banks and institutional investors.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Consolidated Balance Sheet Components

Restricted cash

        The Company had restricted cash of $8,852,000 and $11,396,000 at December 31, 2013 and 2012, respectively, in the form of an interest reserve escrow account related to the Credit Facility (see Note 7) and an excess cost escrow account for the funding of Digital Systems in excess of costs caps established in the related credit agreement.

Accounts receivable, net

        Accounts receivable, net consists of the following ($ in thousands):

	December 31,
	2013	2012
Accounts receivable	$35,315	$38,087
Accrued revenue	30	41
Deferred revenue(1)	(1,234)	(1,175)

Total accounts receivable, net	$34,111	$36,953

(1)
Deferred revenue consists of unearned amounts billed but not collected at December 31, 2013 and 2012.

Accounts payable and accrued liabilities

        Accounts payable and accrued liabilities consists of the following ($ in thousands):

	December 31,
	2013	2012
Warranty reimbursement payable	$2,272	$1,361
Accrued equipment purchases leased to others	1,823	3,533
Accrued bonus and compensation	1,386	3,327
Accounts payable	618	13,257
Accrued interest payable	132	163
Accrued taxes payable	112	184
Other accrued liabilities	53	51
Accrued equipment purchases, not deployed	—	579

Total accounts payable and accrued liabilities	$6,396	$22,455

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Property and Equipment, net

        Property and equipment, net consists of the following ($ in thousands):

	December 31,
	2013	2012
Equipment leased to others(1)	$1,031,302	$993,648
Equipment, not deployed	1,821	1,263
Computer equipment and software	5,553	4,674
Leasehold improvements	394	382
Furniture and fixtures	258	244

Total property and equipment	1,039,328	1,000,211
Less accumulated depreciation and amortization	(158,796)	(100,025)

Property and equipment, net	$880,532	$900,186

(1)
At December 31, 2013 and 2012, the approximate cost and carrying value of equipment leased to others was $1,031,000 and $994,000, and $877,000 and $898,000, respectively.

Note 6—Exhibitor Lease Fees

        The Company earns lease revenues and other fees through the lease of Digital Systems to the Exhibitors in accordance with the ELAs described in Note 2. The aggregate future minimum lease revenues due under non-cancellable equipment lease agreements that have initial or remaining terms in excess of one year as of December 31, 2013 are as follows ($ in thousands):

Year ending December 31,	Amount
2014	$14,680
2015	14,680
2016	24,467
2017	44,040
2018	44,040
Thereafter	192,701

Total	$334,608

        Revenues earned under the ELAs for the years ended December 31, 2013, 2012 and 2011 totaled $15,252,000, $13,649,000 and $9,603,000, respectively.

Note 7—Long-term Debt

Credit facilities

        On March 10, 2010, DCIP, Holdings and Kasima entered into a credit agreement with JPMorgan Chase Bank, N.A. as Administrative Agent and a group of lenders which agreed to provide Kasima a $110 million revolving line of credit ("Initial Revolver") and a $335 million delayed draw term loan ("Initial Term Loan"). On March 31, 2011, this credit agreement was amended and restated to include a $220 million incremental term loan (the "Incremental Term Loan" and together with the Initial Revolver and the Initial Term Loan, the "Initial Credit Facility"). Borrowings under the Initial Credit

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Long-term Debt (Continued)

Facility were used (i) to fund the purchase and installation of Digital Systems by Kasima, (ii) to reimburse the Company for its permitted operating expenses associated with management services it provides to Kasima and Holdings pursuant to the MSA, (iii) to fund payment of fees, interest and expenses payable under the Initial Credit Facility, (iv) to fund permitted distributions in respect of the Parent Notes and (v) for other permitted operating expenses of Kasima and Holdings including interest reserve requirements, closing costs and upfront fees associated with the Initial Credit Facility. All costs of the Digital Systems exceeding established caps were funded by capital contributions from the Founding Members.

        The net proceeds from the Incremental Term Loan ($205 million) were used to prepay a portion of the Initial Term Loan and the Company's existing lenders agreed to increase their lending commitments by the amount prepaid and to extend the date of their Initial Term Loan commitments from March 10, 2012 to September 30, 2012. The Incremental Term Loan was fully drawn at closing on March 31, 2011. The Initial Revolver was available following the availability of the Initial Term Loan and subject to certain conditions through March 10, 2015, the maturity date (the "Original Maturity Date") of the Initial Term Loan and Initial Revolver. The maturity date of the Incremental Term Loan was March 31, 2017 (the "Incremental Maturity Date"). At December 31, 2012, the Initial Revolver was fully drawn, subject to hold-back provisions contained in the Initial Credit Facility. Each Initial Term Loan, Incremental Term Loan and Initial Revolver borrowing bore interest, at the option of Kasima, at either the Adjusted LIBO Rate or the Alternate Base Rate, each as defined in the Initial Credit Facility, plus the defined Applicable Rate, which was 2.50% in the case of borrowings based on the Alternate Base Rate and 3.75% for borrowings based on the Adjusted LIBO Rate. The Incremental Term Loan was further subject to an Adjusted LIBO Rate floor of 1.25%. The commitment fee on undrawn amounts in respect of the Initial Term Loan was 1.25% per annum and in respect of the Initial Revolver was 0.50% per annum.

        On May 17, 2013, DCIP, Holdings and Kasima entered into a credit agreement with Barclays Bank PLC as Administrative Agent and a group of lenders which agreed to provide Kasima a $75 million revolving line of credit ("Revolver") and a $680 million term loan ("Term Loan B" and together with the Revolver, the "Credit Facility"). The Term Loan B was fully funded at the closing of the Credit Facility. Proceeds from the Term Loan B were used to repay all amounts outstanding under the Initial Credit Facility and to pay fees, transaction costs and other expenses incurred in connection with such repayment (including settlement payments associated with the termination of the Initial Swap and Initial Cap contracts) and the establishment of the Credit Facility. Proceeds from borrowings under the Revolver, which is currently undrawn, may be used for (i) the payment of operating expenses of Holdings and Kasima (including, without limitation, permitted payments to DCIP under the MSA in respect of services provided thereunder to the Company and Parent, payments under the Interest Rate Swap, the expenses of maintaining a credit rating, Administrative Agent fees and costs, expenses incurred under control agreements and other security documents and prepayments in respect of defined Excess Cash Flow), (ii) to the extent permitted, the payment of defined Restricted Payments, including in respect of interest on, and to fund the repayment of, the Parent Notes, (iii) defined Tax Distributions and (iv) any other working capital and general corporate purposes of the Company. All costs of Digital Systems exceeding established caps must be funded by capital contributions from the Founding Members. Each borrowing under the Revolver must be at least $20 million and in $5 million increments.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Long-term Debt (Continued)

        The Revolver is available, subject to certain conditions, through May 17, 2018, its maturity date. The maturity date of the Term Loan B is May 17, 2021 (the "Term Loan B Maturity Date"). At December 31, 2013, the Revolver was undrawn. The Revolver and Term Loan B borrowings each bear interest, at the option of Kasima, at either the Adjusted LIBO Rate or the Alternate Base Rate, each as defined in the Credit Facility, plus the defined Applicable Rate, which is 1.50% in the case of borrowings based on the Alternate Base Rate and 2.50% for borrowings based on the Adjusted LIBO Rate. The Term Loan B is further subject to an Adjusted LIBO Rate floor of .75%. The commitment fee on undrawn amounts in respect of the Revolver is 0.50% per annum.

        The Term Loan B amortizes at 1.25% of its original principal amount per annum, payable in quarterly increments of $8.5 million commencing on September 30, 2014 with the remaining balance, including any unpaid interest and fees, payable on the Term Loan B Maturity Date. Commencing with the defined Test Date in respect of the fiscal year ended December 31, 2014 and annually on each Test Date thereafter, Kasima will prepay Term Loan B borrowings in an aggregate amount equal to 100% of defined Excess Cash Flow (generally the amount by which Cash Flow from Operations exceeds Consolidated Fixed Charges, each as defined, for the prior fiscal year); provided, however, that commencing with the Test Date in respect of the fiscal year ending December 31, 2017, any prepayments made in respect of Excess Cash Flow will be first used to prepay any outstanding borrowings under the Revolver and to permanently reduce the commitments thereunder. Kasima may at any time terminate or permanently reduce commitments under the Credit Facility without premium or penalty in $5 million increments of not less than $20 million.

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

        Under the Credit Facility, the Borrower is required to maintain compliance with certain financial covenants. Material covenants included an interest coverage ratio, minimum average revenues per deployed screen, and capital expenditure limitations. At December 31, 2013, the Borrower was in compliance with all of its Credit Facility covenants.

Note purchase agreement

        On March 10, 2010, Parent entered into a Note Purchase Agreement with Wilmington Trust Company as Parent Note Agent pursuant to which a group of mezzanine debt funds (the "Noteholders") affiliated with Highbridge Mezzanine Partners agreed to purchase, subject to certain conditions, notes (the "Parent Notes") issued by Parent due March 10, 2025 (the "Note Maturity Date") totaling $135 million (the "Note Facility"). The first purchase of Parent Notes occurred on March 10, 2010 in the amount of $52.5 million. The second purchase of Parent Notes occurred on May 14, 2010 in the amount of $28.8 million. The final purchase of Parent Notes occurred on April 6, 2011 in the amount of $53.7 million. The proceeds of the Note Facility are being and will be used for the purposes described for the Credit Facility above. The Company provides management services to Parent and is reimbursed for its out-of- pocket expenses up to a cap set forth in a management services agreement between the Company and Parent. All net proceeds of the Note Facility are being and will be contributed as equity to Holdings and then to Kasima, by each of Parent and Holdings, respectively.

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

        The Company's long-term debt at December 31, 2013 and 2012 consisted of the following ($ in thousands):

			Carrying Amount
	Maturity Date	Interest Rate(2)
Instrument			2013	2012
Initial Term Loan	3/10/2015	N/A	$—	$335,000
Incremental Term Loan	3/31/2017	N/A	—	216,150
Term Loan B	5/17/2021	3.25%	680,000	—
Initial Revolver	3/10/2015	N/A	—	90,000
Parent Notes(1)			148,198	146,726

Total Long-term Debt			$828,198	$787,876

(1)
Parent Notes include PIK Interest of $13,198 and $11,726 at December 31, 2013 and 2012, respectively.

(2)
Interest rates in effect at December 31, 2013. At December 31, 2012, Initial Term Loan, Incremental Term Loan, Initial Revolver, and Parent Notes interest rates were 4.07%, 5.00%, 4.07% and 15.12%, respectively, and at December 31, 2011, Initial Term Loan, Incremental Term Loan and Parent Notes interest rates were 4.33%, 5.00% and 15.12%, respectively.

        The Company's aggregate maturities of long-term debt are as follows ($ in thousands):

Years Ending December 31,	Amount
2014	$17,000
2015	34,000
2016	34,000
2017	34,000
2018	34,000
Thereafter	675,198

Total	$828,198

        Interest expense on long-term debt was $53,915,000, $64,033,000 and $48,204,000 for the years ended December 31, 2013, 2012 and 2011, respectively, consisting of cash interest of $52,443,000, $58,574,000 and $43,918,000, respectively, and PIK Interest of $1,472,000, $5,459,000 and $4,286,000, respectively.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Long-term Debt (Continued)

Derivatives

        The Initial Swap and Initial Cap contracts were entered into for interest expense cost protection from rising variable interest rates and were associated with the Company's Initial Term Loan and Initial Revolver, which had a maturity date of March 10, 2015, and its Incremental Term Loan, which had a maturity date of March 31, 2017. The Initial Swap and Initial Cap contracts were terminated on May 17, 2013 as part of the refinancing of the Initial Credit Facility described above and a settlement payment of $26,929,000 was made in respect thereof.

        The Interest Rate Swap contracts were entered into for interest expense cost protection from rising variable interest rates and are associated with the Company's Term Loan B which matures on May 17, 2021. Under the Interest Rate Swap contracts, the Company receives current market LIBO Rate interest payments, subject to an interest rate floor for the Term Loan B of 0.75% per annum, and pays a fixed rate of 1.29% calculated on the same notional principal amount (the "Notional Swap Amount") which changes for each fiscal quarter commencing as of the quarter ended June 30, 2013 and terminating on the contract expiration date of December 31, 2019. The Notional Swap Amount for the quarterly period ended December 31, 2013 was $544,000,000 and the then-current market LIBO Rate interest was 0.54% per annum. The protection afforded by the Interest Rate Swap extends until December 31, 2019 and the Notional Swap Amount decreases quarterly beginning September 30, 2014.

Note 8—Retirement Plan

        The Company maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Code. The Company's plan provides for eligible employees to contribute up to 80% of eligible compensation with a Company contribution of 4% of eligible wages for 2013 and a match of 50% of the first 6% of employee contributions for 2012 and prior years. All employees are eligible to participate in the plan upon hire. The Company's contributions to the plan totaled $130,000, $48,000 and $34,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 9—Commitments

Operating leases

        The Company has leased facilities in the States of New Jersey, Colorado and Minnesota. The aggregate future minimum lease payments under non-cancellable operating leases that have initial or remaining terms in excess of one year as of December 31, 2013 are as follows ($ in thousands):

Year Ending December 31,	Amount
2014	$151
2015	171
2016	168
2017	120
2018	9

Total	$619

        Rent expense for operating leases for the years ended December 31, 2013, 2012 and 2011 totaled $142,000, $213,000 and $183,000, respectively.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Commitments (Continued)

Employment agreements

        The Company has employment agreements with two of its key executives setting forth key compensation terms (generally annual salary plus a defined bonus) and providing each executive with a severance benefit in the case the executive's employment is terminated without cause or the executive resigns with good reason, each as defined.

Note 10—Related Party Transactions

        At December 31, 2013, all of the Company's Digital Systems are leased to the Exhibitors under the ELAs. For the fiscal years ended December 31, 2013, 2012 and 2011, revenues earned from the Exhibitors totaled $15,252,000, $13,649,000 and $9,603,000, respectively. Net accounts receivable due from the Exhibitors totaled $1,054,000 and $1,629,000 at December 31, 2013 and 2012, respectively, and will be settled in cash. Payments under the ELAs are generally due on the fifth day of the month after billing. At times, the Company purchases digital equipment from the Exhibitors at cost subject to caps established in the ELAs. At December 31, 2013 and 2012, the Company had liabilities for reimbursement of equipment purchases due to the Exhibitors of zero and $4,871,000, respectively. The $228,458,000 warranty reimbursement liability represents a liability to reimburse the Exhibitors for the extended equipment warranty and other replacement costs (as defined in the ELAs) as cash payments beginning in 2011 and continuing through the DCDA End Date (see Note 2). Warranty reimbursements earned for the years ended December 31, 2013, 2012 and 2011 totaled $7,051,000, $3,789,000 and $1,261,000, respectively, consisting of reimbursement payments of $6,141,000, $2,956,000 and $733,000 and payables of $2,272,000 and $1,361,000 as of December 31, 2013 and 2012, respectively.

        In 2013 and 2012, the Exhibitors terminated their ELAs with respect to an aggregate of six and 23 Digital Systems, respectively. Pursuant to the terms of the ELAs, the Exhibitors were required to purchase these Digital Systems from the Company at a defined Termination Amount per Digital System. In 2013 and 2012, total Termination Amounts paid by the Exhibitors in the aggregate were $1,616,000 and $298,000, respectively, resulting in a gain (loss) on sale to the Company of $191,000 in 2013 and $(43,000) in 2012. The Exhibitors did not terminate their ELAs with respect to any Digital Systems in 2011.

Independent Auditors' Report

The Board of Directors
Open Road Releasing, LLC:

        We have audited the accompanying consolidated financial statements of Open Road Releasing, LLC and its subsidiary, which comprise the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in members' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements.

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

        An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditors consider internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

        We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Open Road Releasing, LLC and its subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California
February 11, 2014

OPEN ROAD RELEASING, LLC

Consolidated Balance Sheets

December 31, 2013 and 2012

(Dollar amounts in thousands)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$5,771	9,418
Restricted cash	23,996	21,090
Accounts receivable, net of allowance for doubtful accounts	30,020	12,051
Prepaid expenses and other	644	153

Total current assets	60,431	42,712
Property and equipment, net	494	487
Film costs	6,660	4,132
Other assets	130	167
Deferred financing cost, net	3,057	2,566

Total assets	$70,772	50,064

Liabilities and Members' Equity
Current liabilities:
Accounts payable	$4,041	5,213
Accrued expenses	48,439	42,097
Notes payable	17,000	20,000
Capital lease obligation, current portion	50	92

Total current liabilities	69,530	67,402
Long-term liabilities:
Accrued residuals and participations—long term	9,774	5,133
Deferred compensation	4,467	1,883
Deferred Revenue	1,677	—
Capital lease obligation, net of current portion	—	44

Total liabilities	85,448	74,462
Members' equity	(14,676)	(24,398)

Total liabilities and members' equity	$70,772	50,064

See accompanying notes to consolidated financial statements.

OPEN ROAD RELEASING, LLC

Consolidated Statements of Operations

Years ended December 31, 2013 and 2012

(Dollar amounts in thousands)

	2013	2012
Revenues	$140,350	117,960
Direct costs:
Distribution and marketing costs	91,362	117,466
Participations, residuals, and other costs	25,263	22,884

Total direct costs	116,625	140,350

Gross profit	23,725	(22,390)

Operating expenses:
General and administrative	11,469	10,054
Depreciation and amortization	197	147

Total operating expenses	11,666	10,201
Interest expense	2,337	2,143

Net income (loss)	$9,722	(34,734)

See accompanying notes to consolidated financial statements.

OPEN ROAD RELEASING, LLC

Consolidated Statements of Changes in Members' Equity

Years ended December 31, 2013 and 2012

(Dollar amounts in thousands)

Balance as of December 31, 2011	$10,336
Net loss	(34,734)

Balance as of December 31, 2012	(24,398)
Net income	9,722

Balance as of December 31, 2013	$(14,676)

See accompanying notes to consolidated financial statements.

OPEN ROAD RELEASING, LLC

Consolidated Statements of Cash Flows

Years ended December 31, 2013 and 2012

(Dollar amounts in thousands)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$9,722	(34,734)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	197	147
Amortization of minimum guarantees	6,758	6,847
Amortization of deferred financing cost	892	1,062
Amortization on administration agent fees	125	125
Changes in operating assets and liabilities:
Accounts receivable	(17,969)	(11,799)
Deposits and other	35	35
Prepaid expenses and other	(492)	(76)
Minimum guarantees on films	(9,286)	(10,279)
Accounts payable	(1,172)	4,197
Accrued expenses	10,982	43,168
Deferred compensation	2,584	1,883
Deferred revenue	1,677	—

Net cash provided by operating activities	4,053	576

Cash flows from investing activity:
Purchase of property and equipment	(200)	(34)

Net cash used in investing activity	(200)	(34)

Cash flows from financing activities:
Borrowing from credit facility	25,000	31,700
Repayments to credit facility	(28,000)	(11,700)
Principal payments under capital lease obligation	(86)	(86)
Deferred financing cost	(1,383)	—
Administrative agent fees	(125)	(125)
Increase in restricted cash	(2,906)	(20,904)

Net cash used in financing activities	(7,500)	(1,115)

Net decrease in cash and cash equivalents	(3,647)	(573)
Cash and cash equivalents at beginning of year	9,418	9,991

Cash and cash equivalents at end of year	$5,771	9,418

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, excluding deferred financing costs	$1,098	903

See accompanying notes to consolidated financial statements.

OPEN ROAD RELEASING, LLC

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

(d)   Participations and Residuals Payable

        Participations payable, included in accrued expenses, consist of amounts due under contractual arrangements for producers, participants, and promoted content distribution obligations to founding members under the Operating Agreement. Residuals payable consist of amounts due to talent for the reuse of the talent's work in media subsequent to initial exploitation. These costs are accrued using the

OPEN ROAD RELEASING, LLC

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

(2) Summary of Significant Accounting Policies (Continued)

individual-film-forecast method. The Company expects that approximately $19,320,447 of accrued participations and residuals as of December 31, 2013 will be paid within one year.

(e)   Revenue Recognition and Trade Receivable

        Revenue from the sale or licensing of films is recognized when all of the following criteria have been met: a) persuasive evidence of a sales or licensing arrangement with a customer exists; b) the film is complete and has been delivered or is available for immediate and unconditional delivery; c) the license period of the arrangement has begun; d) the arrangement fee is fixed or determinable; and e) collection of the arrangement fee is reasonably assured. Each film is distributed theatrically to major and independent exhibitors of motion pictures in the United States and certain territories. Home entertainment, subscription and transactional video on demand, free television, and non-theatrical distribution of each film are generally effected through one of the major film distribution or television broadcasting companies in the United States. Fees from the licensing or sale of film rights are recognized in revenue when all of the aforementioned conditions are met. For variable license fees, the Company recognizes revenues as the customer exploits the film, based on available information, assuming the other revenue recognition criteria are met. For variable license fees, the Company recognizes revenues as the customer exploits the film, based on available information, assuming the other revenue recognition criteria are met. For multiple media rights contracts where the contract provides for media holdbacks (defined as contractual media release restrictions), the license fee is allocated to the various media based on management's assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. Amounts due from distributors in excess of the minimum guarantees, if any, are recognized in revenue when such amounts are reported by distributors. Amounts received or contractually due prior to the film's availability are recorded as deferred revenue. Trade receivable are recorded at invoiced amount and do not bear interest.

(f)    Commitment Fees

        The Company has entered into a credit facility, which requires quarterly payments of commitment fees on the unused facility amount (note 5). Commitment fees of $571,000 and $732,000 are included in interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively.

(g)   Income Taxes

        The Company is a nontaxable flow through entity for income tax purposes, and substantially all federal and state income taxes are recorded by its members, except for a minimum annual tax and a limited liability company fee in the state of California. Accordingly, the Company does not provide for income taxes. The Company may incur certain state and local taxes imposed by states and localities in which the Company conducts business, which are included in direct costs and general and administrative expenses in the accompanying consolidated statements of operations.

OPEN ROAD RELEASING, LLC

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

(2) Summary of Significant Accounting Policies (Continued)

(h)   Commitments and Contingencies

        Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

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

(3) Film Costs

        Film costs, at December 31, 2013 and 2012, consist of the following (in thousands):

	2013	2012
Minimum guarantees:
Released films	$20,265	10,600
Films not released	—	379

Total film costs	20,265	10,979
Accumulated amortization	(13,605)	(6,847)

Total minimum guarantees, net	$6,660	4,132

        Amortization of minimum guarantees is included in participations, residuals, and other costs on the consolidated statements of operations. The Company expects approximately 56% of unamortized

OPEN ROAD RELEASING, LLC

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

(3) Film Costs (Continued)

minimum guarantees will be amortized during 2014 and 82% of unamortized minimum guarantees for released films will be amortized within 3 years from the date of the balance sheet.

(4) Property and Equipment

        Property and equipment at December 31, 2013 and 2012 consist of the following (in thousands):

	2013	2012
Furniture and office equipment	$337	135
Computer and software equipment	469	468
Leasehold improvements	47	51

	853	654
Accumulated depreciation	(359)	(167)

	$494	487

(5) Senior Revolving Credit Facility

        On August 22, 2013, the Company amended and restated the existing senior secured revolving credit facility (the Credit Facility) with a syndicate of four banks permitting borrowings up to $100,000,000 and a maturity in August 2018. Amounts borrowed under the Credit Facility either carry interest at one-, two-, three-, or six-month LIBOR plus 3.25%, or are base rate loans, which bear fluctuating interest rates per annum equal to the highest of the federal funds rate plus 0.5%, the Bank of America prime rate, or the Eurodollar rate plus 1.0%. The Credit Facility also carries a fee of 0.50% per annum on the unused borrowings, which are calculated and payable quarterly. The Company may borrow against the Credit Facility to the extent of the available borrowing base, as defined. The borrowing base primarily comprises ten-year remaining ultimate revenue and expense estimates, based on contracted distribution rights to motion pictures. Additionally, as part of the borrowing base calculation, there is a discounting calculation and tiered advance rates applied to future net remaining cash flows. There was approximately $14,336,000 available under the Credit Facility at December 31, 2013.

        On December 31, 2013, there were two outstanding obligations under the Credit Facility totaling $17,000,000. The obligations carry interest at 3.4146% and 3.4202%, and mature January 27, 2014 and February 3, 2014, respectively. The maturity dates may be converted to new obligations for similar or longer maturity periods. On December 31, 2012, there were two outstanding obligations totaling $20,000,000 under the Credit Facility. The amounts outstanding under the Credit Facility are secured by substantially all of the Company's assets.

        Deferred financing costs represent costs incurred in connection with the establishment of the Company's Credit Facility. Deferred financing costs are amortized using the straight-line method over the expected term of the facility of four years. Deferred financing costs were $3,057,000, net of accumulated amortization of $270,000 as of December 31, 2013 and were $2,566,000, net of accumulated amortization of $1,681,000 as of December 31, 2012. Amortization of deferred financing

OPEN ROAD RELEASING, LLC

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

(5) Senior Revolving Credit Facility (Continued)

cost of $889,000 and $1,062,000 for the years ended December 31, 2013 and 2012, respectively, is included in interest expense in the accompanying consolidated statements of operations.

        The Credit Facility agreement includes covenants that the Company must comply with on a quarterly or annual basis, including a film performance test and annual limits on selling, general, and administrative expenses. The Company was in compliance with all covenants as of December 31, 2013.

(6) Commitments and Contingencies

        At December 31, 2013, the Company had outstanding commitments to pay minimum guarantees and advances on films in the amount of $6,606,000 in 2014.

        The Company leases corporate offices in Los Angeles, California, under a seven-year operating lease expiring in 2018. The Company has the one-time right to terminate the lease at the end of the fifth year.

        Total rental expense from the operating lease was $339,000 and $311,000 for the years ended December 31, 2013 and 2012, respectively.

        In August 2011, the Company entered into a three-year capital lease for the acquisition of its theatrical distribution software system.

        The total future minimum annual payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and capital leases at December 31, 2013 are presented below (in thousands):

	Capital lease obligation	Operating leases
2014	$53	389
2015	—	400
2016	—	413
2017	—	424
2018	—	252

Total minimum payments	53	$1,878

Less imputed interest at 4%	(3)

Present value of minimum lease payments	50
Less current portion	(50)

Long-term capital lease obligation	$—

(7) Members' Equity

        The members will not be personally liable for any debt, obligation, or liability of the Company solely by reason of being members of the Company.

OPEN ROAD RELEASING, LLC

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

(8) Deferred Compensation

        The Company has a deferred compensation plan with key executives. Amounts will be paid in the years 2015 and 2016 based on the Company's performance, as defined in the agreements. During the year ended December 31, 2013, the Company recorded expense of $2,372,000 and has a liability of $4,467,000 at December 31, 2013. The Company will continue to estimate the liability and compensation expense through settlement.

(9) Related-Party Transactions

        The Company recognized revenue in the amount of $25,411,000 and $24,880,000 from its members for the years ended December 31, 2013 and 2012, respectively. The Company had $4,173,000 and $583,000 in outstanding accounts receivable at December 31, 2013 and 2012, respectively, from its members. At December 31, 2013, the Company has recorded direct costs of $5,273,000 and a $5,379,000 liability to its members related to a promoted content distribution obligation as defined in the Company's Operating Agreement. At December 31, 2012, the Company has recorded direct costs of $4,173,000 and a $4,147,000 liability to its members related to the same promoted content distribution obligation. The Company paid $3,991,000 and $222,000 in 2013 and 2012, respectively, under that agreement. Furthermore, the Company paid $292,000 and $520,000 in marketing costs to its members for the years ended December 31, 2013 and 2012, respectively.

(10) Subsequent Events

        The Company has evaluated subsequent events and transactions for potential recognition or disclosure through February 11, 2014, the date the accompanying financial statements were available to be issued.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1)	The following financial statements are included in Part II Item 8.:

Page
Reports of Independent Registered Public Accounting Firms	64
Consolidated Statements of Operations—Calendar year ended December 31, 2013, period August 31, 2012 through December 31, 2012, period March 30, 2012 through August 30, 2012, and fiscal year ended March 29, 2012	65
Consolidated Statements of Comprehensive Income (Loss)	66
Consolidated Balance Sheets—December 31, 2013 and December 31, 2012	67
Consolidated Statements of Cash Flows—Calendar year ended December 31, 2013, period August 31, 2012 through December 31, 2012, period March 30, 2012 through August 30, 2012, and fiscal year ended March 29, 2012	68
Consolidated Statements of Stockholder's Equity—Calendar year ended December 31, period August 31, 2012 through December 31, 2012, period March 30, 2012 through August 30, 2012, and fiscal year ended March 29, 2012	69
Notes to Consolidated Financial Statements—Periods ended December 31, 2013, December 31, 2012, and March 29, 2012	70

(a)(2)	Financial Statement Schedules—All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.
(b)	Exhibits

        A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits.

(c)	Separate Financial Statements of Subsidiaries Not Consolidated

        The following financial statements of National CineMedia, LLC are as follows:

        The following financial statements of Digital Cinema Implementation Partners, LLC are as follows:

        The following financial statements of Open Road Releasing, LLC are as follows:

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMC ENTERTAINMENT INC.
By:	/s/ CHRIS A. COX Chris A. Cox Senior Vice President and Chief Accounting Officer
Date: March 4, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LIN ZHANG Lin Zhang	Chairman of the Board	March 4, 2014
/s/ GERARDO I. LOPEZ Gerardo I. Lopez	Chief Executive Officer, Director and President	March 4, 2014
/s/ ANTHONY J. SAICH Anthony J. Saich	Director	March 4, 2014
/s/ CHAOHUI LIU Chaohui Liu	Director	March 4, 2014
/s/ NING YE Ning Ye	Director	March 4, 2014
/s/ LLOYD HILL Lloyd Hill	Director	March 4, 2014
/s/ JIAN WANG Jian Wang	Director	March 4, 2014

/s/ CRAIG R. RAMSEY Craig R. Ramsey	Executive Vice President and Chief Financial Officer	March 4, 2014
/s/ KEVIN M. CONNOR Kevin M. Connor	Senior Vice President, General Counsel and Secretary	March 4, 2014
/s/ CHRIS A. COX Chris A. Cox	Senior Vice President and Chief Accounting Officer	March 4, 2014

EXHIBIT INDEX

Exhibit Number	Description
2.1	Unit Purchase Agreement among Kerasotes ShowPlace Theatres Holdings, LLC, Kerasotes ShowPlace Theatres, LLC, ShowPlace Theatres Holding Company, LLC, AMC Showplace Theatres, Inc. and American Multi- Cinema, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).
3.1
Restated and Amended Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997 and September 18, 2001 and December 23, 2004) (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed December 27, 2004).
3.2	Amended and Restated Bylaws of AMC Entertainment Inc. (incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed December 27, 2004).
Certificates of Incorporation or corresponding instrument, with amendments, of the following additional registrants:
3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.2	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.3	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.4	AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.3.94 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.5	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.10 to the Company's Form 10-Q (File No. 1-8747) filed February 8, 2008).
3.3.6	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.7	AMC ITD, Inc. (incorporated by reference from Exhibit 3.3.10 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).
3.3.8	AMC Theatres of New Jersey, Inc. (incorporated by reference from Exhibit 3.3.8 to AMCE's Form 10-Q (File No. 1-8747) filed on November 9, 2012).
3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006):
Loews Citywalk Theatre Corporation

Exhibit Number		Description
3.5		By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.6		By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.7		By-laws of AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.21 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.8		Amended and Restated By-laws of American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.9 to the Company's Form 10-Q (File No. 1-8747) filed February 8, 2008).
3.9		By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.10		By-laws of AMC ITD, Inc. (incorporated by reference from Exhibit 3.11 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).
3.11		By-laws of AMC Theatres of New Jersey, Inc. (incorporated by reference from Exhibit 3.11 to AMCE's Form 10-Q (File No. 1-8747) filed on November 9, 2012).
4.1(a	)
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
Guaranty, dated April 30, 2013 by AMC Entertainment Inc. and each of the other Guarantors party thereto, in favor of the Guaranteed Parties named therein (incorporated by reference from Exhibit 10.2 to the Company's Form 8-K (File No. 1-8747) filed May 3, 2013).
4.1(c	)
Pledge and Security Agreement, dated April 30, 2013, by AMC Entertainment Inc. and each of the other Grantors party thereto in favor of Citicorp North America, Inc., as agent for the Secured Parties (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-8747) filed May 3, 2013).
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
4.1(i	)
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
4.1(j	)
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
4.2(d	)
Third Supplemental Indenture, dated April 27, 2012, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019 (incorporated by reference from Exhibit 4.4(d) to AMC Entertainment Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-168105) filed on July 6, 2012, as amended).
4.2(e	)
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

Exhibit Number		Description
4.2(f	)	Fourth Supplemental Indenture, dated as of June 21, 2012, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019, between AMC Entertainment Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 22, 2012).
*4.2(g	)
Fifth Supplemental Indenture, dated as of January 15, 2014, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019, between AMC Entertainment Inc., the Guarantors named therein and U.S. Bank National Association, as trustee.
4.2(h	)
Sixth Supplemental Indenture, dated as of February 7, 2014, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019, between AMC Entertainment Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.3 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on February 10, 2014).
4.3(a	)
Indenture, dated as of December 15, 2010, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, among AMC Entertainment Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).
4.3(b	)
First Supplemental Indenture, dated as of April 27, 2012, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020 (incorporated by reference from Exhibit 4.11(b) to AMC Entertainment Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-168105) filed on July 6, 2012, as amended).
4.3(c	)
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
4.3(d	)
Second Supplemental Indenture, dated as of June 21, 2012, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, between AMC Entertainment Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 22, 2012).
*4.3(e	)
Third Supplemental Indenture, dated as of January 15, 2014, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, between AMC Entertainment Inc. and U.S. Bank National Association, as trustee.
4.4(a	)
Indenture, dated as of February 7, 2014, respecting AMC Entertainment Inc.'s 5.875% Senior Subordinated Notes due 2022, among AMC Entertainment Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on February 10, 2014).

Exhibit Number		Description
4.4(b	)	Registration Rights Agreement, dated February 7, 2014, respecting AMC Entertainment Inc.'s 5.875% Senior Subordinated Notes due 2022, among AMC Entertainment Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on February 10, 2014).
10.1
Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007).
10.2
Stockholders Agreement of AMC Entertainment Holdings, Inc., dated June 11, 2007, among AMC Entertainment Holdings, Inc. and the stockholders of AMC Entertainment Holdings, Inc. party thereto. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007).
10.3
Management Stockholders Agreement of AMC Entertainment Holdings, Inc., dated August 30, 2012, by and among AMC Entertainment Holdings, Inc., Dalian Wanda Group Co., Ltd. and the management stockholders of AMC Entertainment Holdings, Inc. party thereto. (incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).
10.4
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
10.5
American Multi-Cinema, Inc. Savings Plan, a defined contribution 401(k) plan, restated January 1, 1989, as amended (incorporated by reference from Exhibit 10.6 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.6(a	)
Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc., as Amended and Restated, effective December 31, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(a) to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 18, 2007).
10.6(b	)
AMC Supplemental Executive Retirement Plan, as Amended and Restated, generally effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(b) to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 18, 2007).
10.7		Division Operations Incentive Program (incorporated by reference from Exhibit 10.15 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.8
Summary of American Multi-Cinema, Inc. Executive Incentive Program (Incorporated by reference from Exhibit 10.36 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed December 23, 1993).

Exhibit Number	Description
10.9	American Multi-Cinema, Inc. Retirement Enhancement Plan, as Amended and Restated, effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.20 to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 18, 2007).
10.10
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
10.13
Option Agreement dated November 21, 1997 among American Multi- Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).
10.14
Right to Purchase Agreement dated November 21, 1997, between AMC Entertainment Inc., as Grantor, and Entertainment Properties Trust as Offeree (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).
10.15
Lease dated November 21, 1997 between Entertainment Properties Trust, as Landlord, and American Multi- Cinema, Inc., as Tenant (incorporated by reference from Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997). (Similar leases have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16).
10.16
Guaranty of Lease dated November 21, 1997 between AMC Entertainment Inc., as Guarantor, and Entertainment Properties Trust, as Owner (incorporated by reference from Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997, (Similar guaranties have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16).

Exhibit Number	Description
10.17	Employment agreement between AMC Entertainment Inc., American Multi- Cinema, Inc. and John D. McDonald which commenced July 1, 2001 (incorporated by reference from Exhibit 10.29 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) filed on July 27, 2001).
10.18
Employment agreement between AMC Entertainment Inc., American Multi- Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001 (incorporated by reference from Exhibit 10.36 to the Company's Form 10-Q (File No. 1-8747) filed on August 12, 2002).
10.19	2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-8747) filed on November 5, 2003).
10.20
Description of 2004 Grant under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q (File No. 1-8747) filed on November 5, 2003).
10.21
AMC Entertainment Holdings, Inc. Amended and Restated 2004 Stock Option Plan. (incorporated by reference from Exhibit 10.9 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007).
10.22	Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.32(b) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
10.23	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.32(c) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
10.24
Contribution and Unit Holders Agreement, dated as of March 29, 2005, among National Cinema Network, Inc., Regal CineMedia Corporation and National CineMedia, LLC (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed April 4, 2005).
10.25
Exhibitor Services Agreement, dated February 13, 2007 between National CineMedia, LLC and American Multi- Cinema, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on February 16, 2007, and incorporated herein by reference).
10.26
First Amended and Restated Loews Screen Integration Agreement, dated February 13, 2007 between National CineMedia, LLC and American Multi- Cinema, Inc. (filed as Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on February 16, 2007, and incorporated herein by reference).
10.27
Third Amended and Restated Limited Liability Company Operating Agreement, dated February 13, 2007 between American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-8747) filed February 20, 2007).
10.28
Employment Agreement, dated as of November 6, 2002, by and among Kevin M. Connor, AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.49 to the Company's Form 10-K (File No. 1-8747) filed on June 18, 2007).

Exhibit Number	Description
10.29	Amendment to Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed January 5, 2009).
10.30
Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) filed on November 17, 2008).
10.31
Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia, LLC and American Multi- Cinema, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-33296) of National CineMedia, Inc., filed on November 6, 2008, and incorporated herein by reference).
10.32
Employment Agreement, dated as of December 2, 2013, by and between Gerardo I. Lopez and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.27 to AMC Entertainment Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-190904) filed on December 3, 2013).
10.33
Employment Agreement, dated as of April 17, 2009, by and between Robert J. Lenihan and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.51 to AMCE's Form 10-K (File No. 1-8747) filed on June 15, 2010).
10.34
Employment Agreement, dated as of November 24, 2009, by and between Stephen A. Colanero and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMCE's Form 10-K (File No. 1-8747) filed on June 3, 2011).
10.35
Second Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement dated as of August 6, 2010, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-33296) of National CineMedia, Inc., filed on August 10, 2010, and incorporated herein by reference).
10.36
AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.28 to AMC Entertainment Holdings, Inc's Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013).
10.37
AMC Entertainment Holdings, Inc. Stock Award Agreement (incorporated by reference from Exhibit 10.29 to AMC Entertainment Holdings, Inc's Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013).
10.38
AMC Entertainment Holdings, Inc. Restricted Stock Unit Award Agreement for individuals covered by Section 162(m) of the Internal Revenue Code (incorporated by reference from Exhibit 10.31 to AMC Entertainment Holdings, Inc's Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013).
10.39
AMC Entertainment Holdings, Inc. Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.32 to AMC Entertainment Holdings, Inc's Registration Statement on Form S-1 (File No. 333-1909047) filed on November 27, 2013).

Exhibit Number	Description
10.40	AMC Entertainment Holdings, Inc. Performance Stock Unit Award Agreement (incorporated by reference from Exhibit 10.30 to AMC Entertainment Holdings, Inc's Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013).
10.41	AMC Entertainment Holdings, Inc. Management Profit Sharing Plan (incorporated by reference from Exhibit 10.1 to the AMCE's Form 10-Q (File No. 1-8747) filed on November 9, 2012).
10.42
Employment Agreement, dated as of August 18, 2010, by and between Elizabeth Frank and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.65 to the AMCE's Form 10-K (File No. 1-8747) filed on March 13, 2013).
10.43
Employment Agreement, dated as of July 1, 2001 by and among Mark A. McDonald and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to the Company's Form 10-K (File No. 1-8747) filed on June 18, 2008.)
*10.44	Tax Payment Agreement among Wanda America Investment Co. Ltd, AMC Entertainment Holdings, Inc. and American Multi-Cinema Inc.
*21	Subsidiaries of AMC Entertainment Inc.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Gerardo I. Lopez (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
Submitted electronically with this Report.