Form 10-Q
period 2015-03-31
AMC ENTERTAINMENT INC
filed 2015-05-08
CIK 722077

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of May 8, 2015
Common stock, 1¢ par value	1

AMC ENTERTAINMENT INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)
Revenues
Admissions	$418,694	$409,020
Food and beverage	200,524	181,764
Other theatre	33,906	31,974

Total revenues	653,124	622,758

Operating costs and expenses
Film exhibition costs	223,088	212,100
Food and beverage costs	28,508	25,123
Operating expense	187,258	179,693
Rent	117,921	114,944
General and administrative:
Merger, acquisition and transaction costs	1,578	362
Other	4,941	18,220
Depreciation and amortization	57,777	54,777

Operating costs and expenses	621,071	605,219

Operating income	32,053	17,539
Other expense (income)
Other income	—	(4,229)
Interest expense:
Corporate borrowings	26,079	29,658
Capital and financing lease obligations	2,373	2,525
Equity in (earnings) losses of non-consolidated entities	(1,324)	5,384
Investment income	(5,143)	(7,857)

Total other expense	21,985	25,481

Earnings (loss) from continuing operations before income taxes	10,068	(7,942)
Income tax provision (benefit)	3,930	(3,100)

Earnings (loss) from continuing operations	6,138	(4,842)
Gain from discontinued operations, net of income taxes	—	334

Net earnings (loss)	$6,138	$(4,508)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)
Net earnings (loss)	$6,138	$(4,508)
Foreign currency translation adjustment, net of tax	976	166
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	(45)	—
Prior service credit arising during the period, net of tax	746	—
Amortization of net gain included in net periodic benefit costs, net of tax	(1,699)	(211)
Amortization of prior service credit included in net periodic benefit costs, net of tax	(1,762)	(254)
Curtailment gain reclassified to net periodic benefit costs, net of tax	(7,239)	—
Settlement gain reclassified to net periodic benefit costs, net of tax	(175)	—
Unrealized net gain on marketable securities:
Unrealized net holding gain arising during the period, net of tax	825	2,019
Net holding gain reclassified to investment income, net of tax	(4)	(4)
Unrealized net gain (loss) from equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	(361)	(32)
Net holding loss reclassified to equity in (earnings) losses of non-consolidated entities, net of tax	122	131

Other comprehensive income (loss)	(8,616)	1,815

Total comprehensive loss	$(2,478)	$(2,693)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$142,753	$216,155
Receivables, net	48,320	99,252
Deferred tax asset	107,938	107,938
Other current assets	86,767	84,343

Total current assets	385,778	507,688
Property, net	1,266,860	1,247,230
Intangible assets, net	223,314	225,515
Goodwill	2,291,943	2,291,943
Deferred tax asset	75,799	73,817
Other long-term assets	419,100	417,604

Total assets	$4,662,794	$4,763,797

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$210,326	$262,635
Accrued expenses and other liabilities	136,459	136,262
Deferred revenues and income	183,374	213,882
Current maturities of corporate borrowings and capital and financing lease obligations	23,901	23,598

Total current liabilities	554,060	636,377
Corporate borrowings	1,771,628	1,775,132
Capital and financing lease obligations	99,790	101,533
Exhibitor services agreement	319,859	316,815
Other long-term liabilities	419,610	419,717

Total liabilities	3,164,947	3,249,574

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	1,180,625	1,174,886
Accumulated other comprehensive income	4,228	12,844
Accumulated earnings	312,994	326,493

Total stockholder's equity	1,497,847	1,514,223

Total liabilities and stockholder's equity	$4,662,794	$4,763,797

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)
Cash flows from operating activities:
Net earnings (loss)	$6,138	$(4,508)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	57,777	54,777
Gain on extinguishment of debt	—	(4,383)
Amortization of net premium on corporate borrowings	(1,566)	(1,392)
Deferred income taxes	3,525	(2,890)
Theatre and other closure expense	1,127	1,365
Gain on dispositions	—	(460)
Stock-based compensation	5,739	6,357
Equity in earnings and losses from non-consolidated entities, net of distributions	7,810	14,165
Landlord contributions	10,991	11,294
Deferred rent	(5,519)	(3,195)
Net periodic benefit credit	(17,917)	(855)
Change in assets and liabilities:
Receivables	52,836	56,535
Other assets	(2,277)	(2,244)
Accounts payable	(58,998)	(51,710)
Accrued expenses and other liabilities	(34,385)	(75,203)
Other, net	(3,718)	772

Net cash provided by (used in) operating activities	21,563	(1,575)

Cash flows from investing activities:
Capital expenditures	(69,590)	(55,599)
Investments in non-consolidated entities, net	(152)	(721)
Payments on disposition of long-term assets	—	(128)
Other, net	(1,636)	(1,783)

Net cash used in investing activities	(71,378)	(58,231)

Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2022	—	375,000
Repurchase of Senior Subordinated Notes due 2019	—	(496,903)
Payment of initial public offering costs	—	(281)
Cash used to pay dividends to Holdings	(19,821)	—
Deferred financing costs	—	(7,568)
Principal payments under capital and financing lease obligations	(1,886)	(1,672)
Principal payments under Term Loan	(1,938)	(1,938)

Net cash used in financing activities	(23,645)	(133,362)
Effect of exchange rate changes on cash and equivalents	58	(9)

Net decrease in cash and equivalents	(73,402)	(193,177)
Cash and equivalents at beginning of period	216,155	544,311

Cash and equivalents at end of period	$142,753	$351,134

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $37 and $77)	$20,289	$15,499
Income taxes, net	505	1,309
Schedule of non-cash investing and financing activities:
Investment in NCM (See Note 2—Investments)	$6,812	$2,137

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        AMC Entertainment® Inc. ("AMCE" or the "Company") is an intermediate holding company, which, through its direct and indirect subsidiaries, including, American Multi-Cinema lnc. ("OpCo") and its subsidiaries, (collectively with AMCE, unless the context otherwise requires, the "Company" or "AMC"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres primarily located in the United States. AMCE is a wholly owned subsidiary of AMC Entertainment Holdings, Inc. ("Holdings"). Holdings is an indirect subsidiary of Dalian Wanda Group Co., Ltd. ("Wanda"), a Chinese private conglomerate.

        As of March 31, 2015, Wanda owned approximately 77.85% of Holdings' outstanding common stock and 91.34% of the combined voting power of Holdings' outstanding common stock and has the power to control Holdings' affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company's assets and other extraordinary transactions.

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

        Principles of Consolidation:    The accompanying unaudited consolidated financial statements include the accounts of AMCE and all subsidiaries, as discussed above, and should be read in conjunction with the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2014. The March 31, 2015 consolidated balance sheet data does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company's consolidated subsidiaries; consequently, all of its stockholder's equity, net earnings (loss) and comprehensive income (loss) for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company's business, results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2015. The Company manages its business under one reportable segment called Theatrical Exhibition.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

        Other Income:    The following table sets forth the components of other income:

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Gain on redemption of 8.75% Senior Fixed Rate Notes due 2019	$—	$(4,383)
Other expense	—	154

Other income	$—	$(4,229)

        Presentation:    In the Consolidated Statements of Cash Flows, certain line items within operating activities have been presented separately from the "receivables," "accrued expenses and other liabilities" and "other, net" line items in the current year presentation, with conforming reclassifications made for the prior period presentation.

NOTE 2—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of March 31, 2015, include a 15.05% interest in National CineMedia, LLC ("NCM" or "NCM LLC"), a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"), a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC ("Open Road Films"), a 32% interest in AC JV, LLC ("AC JV"), owner of Fathom Events, and a 50% interest in two U.S. motion picture theatres and one IMAX screen. Indebtedness held by equity method investees is non-recourse to the Company.

        RealD Inc. Common Stock.    The Company holds an investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1).

Equity in Earnings (Losses) of Non-Consolidated Entities

        Aggregated condensed financial information of the Company's significant non-consolidated equity method investments for the three months ended March 31, 2015 and the three months ended March 31, 2014 is shown below:

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Revenues	$117,641	$112,888
Operating costs and expenses	138,897	110,160

Net earnings (loss)	$(21,256)	$2,728

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

        The components of the Company's recorded equity in earnings (losses) of non-consolidated entities are as follows:

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
National CineMedia, LLC	$(6,639)	$(1,120)
Digital Cinema Implementation Partners, LLC	5,429	3,647
Open Road Releasing, LLC	1,286	(8,080)
AC JV, LLC	1,038	282
Other	210	(113)

The Company's recorded equity in earnings (losses)	$1,324	$(5,384)

        NCM Transactions.    As of March 31, 2015, the Company owns 19,663,664 common membership units, or a 15.05% interest, in NCM. The estimated fair market value of the units in NCM was approximately $296,921,000, based on the publically quoted price per share of NCM, Inc. on March 31, 2015 of $15.10 per share. See Note 9—Commitments and Contingencies for information regarding the termination of the Screenvision, LLC merger agreement and the expenses associated with the termination.

        The Company recorded the following transactions with NCM:

(In thousands)	March 31, 2015	December 31, 2014
Due from NCM for on-screen advertising revenue	$1,696	$2,072
Due to NCM for Exhibitor Services Agreement	990	1,784
Promissory note payable to NCM	6,944	6,944

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Net NCM screen advertising revenues	$8,648	$8,628
NCM beverage advertising expense	2,514	2,909

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in losses of NCM during the three months ended March 31, 2015:

(In thousands)	Investment in NCM(1)	Exhibitor Services Agreement(2)	Other Comprehensive (Income)	Cash Received	Equity in Losses	Advertising (Revenue)
Ending balance December 31, 2014	$265,839	$(316,815)	$(3,780)
Receipt of common units(3)	6,812	(6,812)	—
Receipt of excess cash distributions	(9,071)	—	—	$9,071	$—	$—
Amortization of deferred revenue	—	3,768	—	—	—	(3,768)
Unrealized gain from cash flow hedge	234	—	(234)	—	—	—
Equity in losses and loss from amortization of basis difference(4)(5)	(6,639)	—	—	—	6,639	—

For the period ended or balance as of March 31, 2015	$257,175	$(319,859)	$(4,014)	$9,071	$6,639	$(3,768)

(1)
After Wanda acquired Holdings on August 30, 2012, the Company's investment in NCM consisted of a single investment tranche (Tranche 1 Investment) consisting of 17,323,782 membership units recorded at fair value (Level 1). Subsequent membership units received as provided under the Common Unit Adjustment Agreement dated as of February 13, 2007, are recorded in a separate tranche, (Tranche 2 Investments).

(2)
Represents the unamortized portion of the Exhibitor Services Agreement ("ESA") with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30 year term of the ESA ending in 2036, using a units-of-revenue method, as described in ASC 470-10-35 (formerly EITF 88-18, Sales of Future Revenues).

(3)
In March 2015, the Company received 469,163 membership units recorded at a fair value of $14.52 per unit with a corresponding credit to the ESA.

(4)
Represents percentage ownership of NCM's losses on both Tranche 1 and Tranche 2 Investments.

(5)
Certain differences between the Company's carrying value and the Company's share of NCM's membership equity have been identified and are amortized to equity in earnings over the respective lives of the assets and liabilities.

        During the three months ended March 31, 2015 and March 31, 2014, the Company received payments of $5,352,000 and $8,045,000, respectively, related to the NCM tax receivable agreement. The receipts are recorded in investment expense (income), net of related amortization, for the NCM tax receivable agreement intangible asset.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

        DCIP Transactions.    The Company will make capital contributions to DCIP for projector and installation costs in excess of an agreed upon cap ($68,000 per system for digital conversions and as of March 31, 2015, $39,000 for new build locations). The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

        The Company recorded the following transactions with DCIP:

(In thousands)	March 31, 2015	December 31, 2014
Due from DCIP for equipment and warranty purchases	$1,200	$1,048
Deferred rent liability for digital projectors	8,954	9,031

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Digital equipment rental expense (continuing operations)	$1,294	$2,917

        Open Road Films Transactions.    For the three months ended March 31, 2015, the Company followed the equity method of accounting for its investment in Open Road Films. During the three months ended March 31, 2014, the Company suspended equity method accounting for its investment in Open Road Films when the negative investment in Open Road Films reached the Company's capital commitment of $10,000,000.

        The Company recorded the following transactions with Open Road Films:

(In thousands)	March 31, 2015	December 31, 2014
Due from Open Road Films	$1,041	$2,560
Film rent payable to Open Road Films	808	709

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Gross film exhibition cost on Open Road Films	$1,400	$5,700

        AC JV Transactions.    The Company recorded the following transactions with AC JV:

(In thousands)	March 31, 2015	December 31, 2014
Due to AC JV for Fathom Events programming	$1,443	$333

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Gross exhibition cost on Fathom Events programming	$2,586	$956

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 3—STOCKHOLDER'S EQUITY

Common Stock Rights and Privileges

        AMCE has one share of common stock issued as of March 31, 2015, which is owned by Holdings.

Dividends

        The following is a summary of dividends and dividend equivalents paid by Holdings to stockholders during the three months ended March 31, 2015:

Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock
February 3, 2015	March 9, 2015	March 23, 2015	$0.20

        On February 3, 2015, Holdings' Board of Directors declared a cash dividend of approximately $19,637,000. During the three months ended March 31, 2015, AMCE paid dividends and dividend equivalents of $19,821,000 to Holdings, and accrued $41,000 for the remaining unpaid dividends at March 31, 2015. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $4,315,000, $15,165,000, and $341,000, respectively, during the three months ended March 31, 2015.

Related Party Transaction

        As of March 31, 2015, the Company recorded a receivable due from Wanda of $293,000 for reimbursement of general administrative and other expense incurred on behalf of Wanda.

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own at March 31, 2015, but Holdings adopted a stock-based compensation plan in December of 2013.

        The Company recognized stock-based compensation expense of $5,739,000 and $6,357,000 within general and administrative: other during the three months ended March 31, 2015 and March 31, 2014, respectively. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $5,739,000 during the three months ended March 31, 2015. As of March 31, 2015, there was approximately $4,383,000 of total estimated unrecognized compensation cost, assuming attainment of the performance targets at 100%, related to stock-based compensation arrangements expected to be recognized during the remainder of calendar 2015.

2013 Equity Incentive Plan

        The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, stock awards, and cash performance awards. The maximum number of shares of Holdings' common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 3—STOCKHOLDER'S EQUITY (Continued)

is 9,474,000 shares. At March 31, 2015, the aggregate number of shares of Holdings' common stock remaining available for grant was 8,309,845 shares.

Awards Granted in 2015

        Holdings' Board of Directors approved awards of stock, restricted stock units ("RSUs"), and performance stock units ("PSUs") to certain of the Company's employees and directors under the 2013 Equity Incentive Plan. The fair value of the stock at the grant dates of January 5, 2015 and March 6, 2015 was $24.97 and $33.96 per share, respectively, and was based on the closing price of Holdings' stock.

        The award agreements generally had the following features:

  •
  Stock Award Agreement:  On January 5, 2015, 4 members of Holdings' Board of Directors were granted an award of 3,828 fully vested shares of Class A common stock each, for a total award of 15,312 shares. The Company recognized approximately $382,000 of expense in general and administrative: other expense during the three months ended March 31, 2015, in connection with these share grants.

  •
  Restricted Stock Unit Award Agreement:  On March 6, 2015, RSU awards of 84,649 units were granted to certain members of management. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs were fully vested at the date of grant. The RSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the RSUs may be settled within 60 days following termination of service. Participants will receive dividend equivalents equal to the amount paid in respect to the shares of Class A common stock underlying the RSUs. The Company recognized approximately $2,875,000 of expense in general and administrative: other expense during the three months ended March 31, 2015, in connection with these fully vested awards.

    On March 6, 2015, RSU awards of 58,749 units were granted to certain executive officers. The RSUs will be forfeited if Holdings does not achieve a specified cash flow from operating activities target for the twelve months ended December 31, 2015. These awards do not contain a service condition. The vested RSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the vested RSUs may be settled within 60 days following termination of service. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. Thereafter, dividend equivalents are paid to the holder whenever dividends are paid on the Class A common stock. The grant date fair value was $1,995,000. The Company recognized expense for these awards of $1,995,000, in general and administrative: other expense, during the three months ended March 31, 2015, based on current estimates that the performance condition is expected to be achieved.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 3—STOCKHOLDER'S EQUITY (Continued)

  •
  Performance Stock Unit Award Agreement:  On March 6, 2015, PSU awards were granted to certain members of management and executive officers, with both a 2015 free cash flow performance target condition and a service condition, ending on December 31, 2015. The PSUs will vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. If the performance target is met at 100%, the PSU awards granted on March 6, 2015 will be 143,398 units. No PSUs will vest if Holdings does not achieve the free cash flow minimum performance target or the participant's service does not continue through the last day of the performance period, during the twelve months ended December 31, 2015. The vested PSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the vested PSUs may be settled within 60 days following termination of service. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. Thereafter, dividend equivalents are paid to the holder whenever dividends are paid on the Class A common stock. Assuming attainment of the performance target at 100%, the Company will recognize expense for these awards of approximately $4,870,000 in general and administrative: other expense during the twelve months ended December 31, 2015. The Company recognized $487,000 of expense in general and administrative: other expense during the three months ended March 31, 2015, based on current estimates that the target performance condition is expected to be achieved at 100%.

        The following table represents the RSU and PSU activity for the three months ended March 31, 2015:

	Shares of RSU and PSU	Weighted Average Grant Date Fair Value
Beginning balance at January 1, 2015	—	$—
Granted(1)	286,796	33.96
Vested(2)	(84,649)	33.96
Forfeited	—	—

Nonvested at March 31, 2015	202,147	$33.96

(1)
The number of shares granted under the PSU award, assumes Holdings will attain a performance target at 100%. The PSUs will vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%.

(2)
This number includes vested units of 3,131 that were withheld to cover tax obligations and were subsequently canceled.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 4—INCOME TAXES

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

        The effective tax rate from continuing operations for the three months ended March 31, 2015 and March 15, 2014 was 39.0%. The Company's tax rate for the three months ended March 31, 2015 and March 31, 2014 differs from the statutory tax rate primarily due to state income taxes.

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

March 31, 2015

(Unaudited)

NOTE 5—FAIR VALUE MEASUREMENTS (Continued)

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of March 31, 2015:

		Fair Value Measurements at March 31, 2015 Using
(In thousands)	Total Carrying Value at March 31, 2015	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money market mutual funds	$240	$240	$—	$—
Equity securities, available-for-sale:
RealD Inc. common stock	15,639	15,639	—	—
Mutual fund large U.S. equity	3,200	3,200	—	—
Mutual fund small/mid U.S. equity	2,148	2,148	—	—
Mutual fund international	865	865	—	—
Mutual fund balance	762	762	—	—
Mutual fund fixed income	829	829	—	—

Total assets at fair value	$23,683	$23,683	$—	$—

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. See Note 7—Accumulated Other Comprehensive Income for the unrealized gain on the equity securities recorded in accumulated other comprehensive income.

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at March 31, 2015 Using
(In thousands)	Total Carrying Value at March 31, 2015	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current maturities of corporate borrowings	$15,873	$—	$14,577	$1,389
Corporate borrowings	1,771,628	—	1,788,035	5,555

        Valuation Technique.    Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions.

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 6—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Beginning balance	$52,835	$55,163
Theatre and other closure expense	1,127	1,365
Transfer of assets and liabilities	59	9
Foreign currency translation adjustment	(1,613)	(247)
Cash payments	(2,909)	(2,673)

Ending balance	$49,499	$53,617

        In the accompanying Consolidated Balance Sheets, the current portion of the ending balance totaling $7,588,000 is included with accrued expenses and other liabilities and the long-term portion of the ending balance totaling $41,911,000 is included with other long-term liabilities. Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

        During the three months ended March 31, 2015 and the three months ended March 31, 2014, the Company recognized theatre and other closure expense of $1,127,000 and $1,365,000, respectively. Theatre and other closure expense included the accretion on previously closed properties with remaining lease obligations.

NOTE 7—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table presents the change in accumulated other comprehensive income (loss) by component:

(In thousands)	Foreign Currency	Pension and Other Benefits	Unrealized Net Gain on Marketable Securities	Unrealized Net Gain from Equity Method Investees' Cash Flow Hedge	Total
Balance, December 31, 2014	$627	$5,564	$3,812	$2,841	$12,844

Other comprehensive income (loss) before reclassifications	976	701	825	(361)	2,141
Amounts reclassified from accumulated other comprehensive income	—	(10,875)	(4)	122	(10,757)

Other comprehensive income (loss)	976	(10,174)	821	(239)	(8,616)

Balance, March 31, 2015	$1,603	$(4,610)	$4,633	$2,602	$4,228

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 7—ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The tax effects allocated to each component of other comprehensive loss during the three months ended March 31, 2015 is as follows:

(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$1,600	$(624)	$976
Pension and other benefit adjustments:
Net loss arising during the period	(73)	28	(45)
Prior service credit arising during the period	1,223	(477)	746
Amortization of net gain included in net periodic benefit costs	(2,786)	1,087	(1,699)
Amortization of prior service credit included in net periodic benefit costs	(2,888)	1,126	(1,762)
Curtailment gain reclassified to net periodic benefit costs	(11,867)	4,628	(7,239)
Settlement gain reclassified to net periodic benefit costs	(288)	113	(175)
Unrealized net gain on marketable securities:
Unrealized net holding gain arising during the period	1,352	(527)	825
Net holding gain reclassified to investment income	(6)	2	(4)
Unrealized net gain (loss) from equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period	(592)	231	(361)
Net holding loss reclassified to equity in (earnings) losses of non-consolidated entities	200	(78)	122

Other comprehensive loss	$(14,125)	$5,509	$(8,616)

        The following table presents the change in accumulated other comprehensive income (loss) by component:

(In thousands)	Foreign Currency	Pension and Other Benefits	Unrealized Net Gain on Marketable Securities	Unrealized Net Gain from Equity Method Investees' Cash Flow Hedge	Total
Balance, December 31, 2013	$(351)	$20,967	$1,216	$2,372	$24,204

Other comprehensive income (loss) before reclassifications	166	—	2,019	(32)	2,153
Amounts reclassified from accumulated other comprehensive income	—	(465)	(4)	131	(338)

Other comprehensive income (loss)	166	(465)	2,015	99	1,815

Balance, March 31, 2014	$(185)	$20,502	$3,231	$2,471	$26,019

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 7—ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The tax effects allocated to each component of other comprehensive income during the three months ended March 31, 2014 is as follows:

(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$272	$(106)	$166
Pension and other benefit adjustments:
Amortization of net gain included in net periodic benefit costs	(346)	135	(211)
Amortization of prior service credit included in net periodic benefit costs	(416)	162	(254)
Unrealized net gain on marketable securities:
Unrealized net holding gain arising during the period	3,310	(1,291)	2,019
Net holding gain reclassified to investment income	(7)	3	(4)
Unrealized net gain (loss) from equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period	(53)	21	(32)
Net holding loss reclassified to equity in (earnings) losses of non-consolidated entities	215	(84)	131

Other comprehensive income	$2,975	$(1,160)	$1,815

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 7—ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents details about amounts reclassified out of each component of accumulated other comprehensive income:

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014	Affected Line Item in the Consolidated Statements of Operations
Pension and other benefit adjustments:
Amortization of net gain included in net periodic benefit costs	$(2,786)	$(346)	General and administrative: Other
Amortization of prior service credit included in net periodic benefit costs	(2,888)	(416)	General and administrative: Other
Curtailment gain reclassified to net periodic benefit costs	(11,867)	—	General and administrative: Other
Settlement gain reclassified to net periodic benefit costs	(288)	—	General and administrative: Other

	(17,829)	(762)	Total before tax

	6,954	297	Tax expense

	$(10,875)	$(465)	Net of tax

Unrealized gains on marketable securities:
Net holding gain reclassified to investment income	$(6)	$(7)	Investment income

	(6)	(7)	Total before tax

	2	3	Tax expense

	$(4)	$(4)	Net of tax

Unrealized gain from equity method investees' cash flow hedge:
Net holding loss reclassified to equity in (earnings) losses of non-consolidated entities	$200	$215	Equity in (Earnings) Losses of Non-consolidated Entities

	200	215	Total before tax

	(78)	(84)	Tax benefit

	$122	$131	Net of tax

Total reclassifications	$(10,757)	$(338)	Net of tax

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 8—EMPLOYEE BENEFIT PLANS

        The Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans generally covering all employees who, prior to the freeze, were age 21 or older and had completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who were not covered by a collective bargaining agreement. The Company also offered eligible retirees the opportunity to participate in a health plan. Certain employees were eligible for subsidized postretirement medical benefits. The eligibility for these benefits was based upon a participant's age and service as of January 1, 2009. The Company also sponsors a postretirement deferred compensation plan.

        On January 12, 2015, the Compensation Committee and all of the Board of Directors of AMC Entertainment Holdings, Inc. adopted resolutions to terminate the AMC Postretirement Medical Plan with an effective date of March 31, 2015. During the three months ended March 31, 2015, the Company notified eligible associates that their retiree medical coverage under the plan will terminate after March 31, 2015. Payments to eligible associates were approximately $4,300,000 during the three months ended March 31, 2015. The Company recorded net periodic benefit credits including curtailment gains, settlement gains, amortization of unrecognized prior service credits and amortization of actuarial gains recorded in accumulated other comprehensive income related to the termination and settlement of the plan during the three months ended March 31, 2015.

        Net periodic benefit cost (credit) recognized for the plans during the three months ended March 31, 2015 and the three months ended March 31, 2014 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Components of net periodic benefit cost:
Service cost	$—	$—	$2	$9
Interest cost	1,069	1,152	7	53
Expected return on plan assets	(1,166)	(1,307)	—	—
Amortization of net (gain) loss	11	(259)	(2,797)	(87)
Amortization of prior service credit	—	—	(2,888)	(416)
Curtailment gain	—	—	(11,867)	—
Settlement (gain) loss	287	—	(575)	—

Net periodic benefit cost (credit)	$201	$(414)	$(18,118)	$(441)

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

the estimates are revised, if necessary. Management believes that the ultimate outcome of such other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur. An unfavorable outcome might include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

        On May 5, 2014, NCM, Inc., the sole manager of NCM LLC, announced that it had entered into a merger agreement to acquire Screenvision, LLC for $375,000,000, consisting of cash and NCM, Inc. common stock. Consummation of the transaction was subject to regulatory approvals and other customary closing conditions. On November 3, 2014, the U.S. Department of Justice filed an antitrust lawsuit seeking to enjoin the transaction. On March 16, 2015, NCM, Inc. and Screenvision, LLC decided to terminate the merger agreement. The termination of the merger agreement was effective upon NCM, Inc.'s payment of a $26,840,000 termination payment. The estimated legal and other transaction expenses are approximately $14,060,000. NCM LLC of which AMC is an approximate 15.05% owner, had agreed to indemnify NCM, Inc. and bear a pro rata portion of the termination fee and other transaction expenses. Accordingly, the Company recorded expense of approximately $6,100,000 in equity in (earnings) losses of non-consolidated entities associated with these transaction expenses recorded by NCM LLC during the three months ended March 31, 2015.

NOTE 10—NEW ACCOUNTING PRONOUNCEMENTS

        In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)—Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance to customers when a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract and expense the costs as incurred. ASU 2015-05 will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The standard permits the use of either a prospective or retrospective transition method. The Company will adopt ASU 2015-05 as of the beginning of 2016 and is currently evaluating the impact, if any, that adopting ASU 2015-05 will have on its consolidated financial position, results of operations or cash flows.

        In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company will adopt ASU 2015-03 as of the beginning of 2016 and will change the

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 10—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

presentation of the debt issuance costs in the Consolidated Balance Sheets by reclassifying the amount from other long-term assets to corporate borrowings.

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis ("ASU 2015-02"), which provides guidance on evaluating whether a reporting entity should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015 and the standard is effective for the Company on January 1, 2016. Early adoption is permitted. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. The Company is currently evaluating the impact, if any, that adopting ASU 2015-02 will have on its consolidated financial position, results of operations or cash flows.

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

        In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, ("ASU 2014-08"). This amendment changes the requirements for reporting discontinued operations and includes enhanced disclosures about discontinued operations. Under the amendment, only those disposals of components of an entity that represent a strategic shift that has a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective prospectively

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 10—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

for annual periods beginning on or after December 15, 2014, and interim reporting periods within those years. Early adoption is permitted. The Company adopted ASU 2014-08 as of the beginning of 2015 and the adoption of ASU 2014-08 did not have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Three months ended March 31, 2015:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$417,689	$1,005	$—	$418,694
Food and beverage	—	200,108	416	—	200,524
Other theatre	—	33,779	127	—	33,906

Total revenues	—	651,576	1,548	—	653,124

Operating costs and expenses
Film exhibition costs	—	222,628	460	—	223,088
Food and beverage costs	—	28,424	84	—	28,508
Operating expense	68	186,352	838	—	187,258
Rent	—	117,484	437	—	117,921
General and administrative:
Merger, acquisition and transaction costs	—	1,578	—	—	1,578
Other	—	4,940	1	—	4,941
Depreciation and amortization	—	57,754	23	—	57,777

Operating costs and expenses	68	619,160	1,843	—	621,071

Operating income (loss)	(68)	32,416	(295)	—	32,053
Other expense (income)
Equity in net (earnings) loss of subsidiaries	(3,186)	295	—	2,891	—
Interest expense:
Corporate borrowings	26,017	34,899	—	(34,837)	26,079
Capital and financing lease obligations	—	2,373	—	—	2,373
Equity in earnings of non-consolidated entities	—	(1,324)	—	—	(1,324)
Investment income	(29,037)	(10,943)	—	34,837	(5,143)

Total other expense (income)	(6,206)	25,300	—	2,891	21,985

Earnings (loss) from continuing operations before income taxes	6,138	7,116	(295)	(2,891)	10,068
Income tax provision	—	3,930	—	—	3,930

Net earnings (loss)	$6,138	$3,186	$(295)	$(2,891)	$6,138

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Three months ended March 31, 2014:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$407,946	$1,074	$—	$409,020
Food and beverage	—	181,317	447	—	181,764
Other theatre	—	31,906	68	—	31,974

Total revenues	—	621,169	1,589	—	622,758

Operating Costs and Expenses
Film exhibition costs	—	211,632	468	—	212,100
Food and beverage costs	—	25,005	118	—	25,123
Operating expense	(80)	178,818	955	—	179,693
Rent	—	114,470	474	—	114,944
General and administrative:
Merger, acquisition and transaction costs	—	362	—	—	362
Other	—	18,219	1	—	18,220
Depreciation and amortization	—	54,749	28	—	54,777

Operating costs and expenses	(80)	603,255	2,044	—	605,219

Operating income (loss)	80	17,914	(455)	—	17,539
Other expense (income)
Equity in net (earnings) loss of subsidiaries	7,968	454	—	(8,422)	—
Other expense (income)	—	(4,229)	—	—	(4,229)
Interest expense:
Corporate borrowings	29,618	39,744	—	(39,704)	29,658
Capital and financing lease obligations	—	2,525	—	—	2,525
Equity in earnings of non-consolidated entities	—	5,384	—	—	5,384
Investment income	(32,998)	(14,562)	(1)	39,704	(7,857)

Total other expense (income)	4,588	29,316	(1)	(8,422)	25,481

Loss from continuing operations before income taxes	(4,508)	(11,402)	(454)	8,422	(7,942)
Income tax benefit	—	(3,100)	—	—	(3,100)

Loss from continuing operations	(4,508)	(8,302)	(454)	8,422	(4,842)
Earnings from discontinued operations, net of income taxes	—	334	—	—	334

Net loss	$(4,508)	$(7,968)	$(454)	$8,422	$(4,508)

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Three months ended March 31, 2015:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Net earnings (loss)	$6,138	$3,186	$(295)	$(2,891)	$6,138
Equity in other comprehensive income (loss) of subsidiaries	(8,616)	536	—	8,080	—
Foreign currency translation adjustment, net of tax	—	440	536	—	976
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	(45)	—	—	(45)
Prior service credit arising during the period, net of tax	—	746	—	—	746
Amortization of gain included in net periodic benefit costs, net of tax	—	(1,699)	—	—	(1,699)
Amortization of prior service credit included in net periodic benefit costs, net of tax	—	(1,762)	—	—	(1,762)
Curtailment gain reclassified to net periodic benefit costs, net of tax	—	(7,239)	—	—	(7,239)
Settlement gain reclassified to net periodic costs, net of tax	—	(175)	—	—	(175)
Unrealized gain on marketable securities:
Unrealized holding gain arising during the period, net of tax	—	825	—	—	825
Net holding gain reclassified to net investment income, net of tax	—	(4)	—	—	(4)
Unrealized gain from equity method investees' cash flow hedge, net of tax:
Unrealized holding loss arising during the period, net of tax	—	(361)	—	—	(361)
Net holding loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	122	—	—	122

Other comprehensive income (loss)	(8,616)	(8,616)	536	8,080	(8,616)

Total comprehensive income (loss)	$(2,478)	$(5,430)	$241	$5,189	$(2,478)

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Three months ended March 31, 2014:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Net loss	$(4,508)	$(7,968)	$(454)	$8,422	$(4,508)
Equity in other comprehensive income (loss) of subsidiaries	1,815	(87)	—	(1,728)	—
Foreign currency translation adjustment, net of tax	—	253	(87)	—	166
Pension and other benefit adjustments:
Amortization of gain included in net periodic benefit costs, net of tax	—	(211)	—	—	(211)
Amortization of prior service credit included in net periodic benefit costs, net of tax	—	(254)	—	—	(254)
Unrealized loss on marketable securities:
Unrealized holding gain arising during the period, net of tax	—	2,019	—	—	2,019
Net holding gain reclassified to net investment income, net of tax	—	(4)	—	—	(4)
Unrealized gain (loss) from equity method investees' cash flow hedge, net of tax:
Unrealized holding loss arising during the period, net of tax	—	(32)	—	—	(32)
Net holding loss reclassified to equity in loss of non-consolidated entities, net of tax	—	131	—	—	131

Other comprehensive income (loss)	1,815	1,815	(87)	(1,728)	1,815

Total comprehensive loss	$(2,693)	$(6,153)	$(541)	$6,694	$(2,693)

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

As of March 31, 2015:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$334	$101,030	$41,389	$—	$142,753
Receivables, net	(21)	48,316	25	—	48,320
Deferred tax asset	—	107,938	—	—	107,938
Other current assets	—	85,328	1,439	—	86,767

Total current assets	313	342,612	42,853	—	385,778
Investment in equity of subsidiaries	1,600,969	28,849	—	(1,629,818)	—
Property, net	—	1,266,602	258	—	1,266,860
Intangible assets, net	—	223,314	—	—	223,314
Intercompany advances	1,679,967	(1,684,908)	4,941	—	—
Goodwill	—	2,291,943	—	—	2,291,943
Deferred tax asset	—	75,799	—	—	75,799
Other long-term assets	12,435	406,643	22	—	419,100

Total assets	$3,293,684	$2,950,854	$48,074	$(1,629,818)	$4,662,794

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$210,021	$305	$—	$210,326
Accrued expenses and other liabilities	15,281	121,268	(90)	—	136,459
Deferred revenues and income	—	183,371	3	—	183,374
Current maturities of corporate borrowings and capital and financing lease obligations	14,484	9,417	—	—	23,901

Total current liabilities	29,765	524,077	218	—	554,060
Corporate borrowings	1,766,072	5,556	—	—	1,771,628
Capital and financing lease obligations	—	99,790	—	—	99,790
Exhibitor services agreement	—	319,859	—	—	319,859
Other long-term liabilities	—	400,603	19,007	—	419,610

Total liabilities	1,795,837	1,349,885	19,225	—	3,164,947
Stockholder's equity	1,497,847	1,600,969	28,849	(1,629,818)	1,497,847

Total liabilities and stockholder's equity	$3,293,684	$2,950,854	$48,074	$(1,629,818)	$4,662,794

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Three months ended March 31, 2015:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$11,443	$7,991	$2,129	$—	$21,563

Cash flows from investing activities:
Capital expenditures	—	(69,582)	(8)	—	(69,590)
Investments in non-consolidated entities, net	—	(152)	—	—	(152)
Other, net	—	(1,636)	—	—	(1,636)

Net cash used in investing activities	—	(71,370)	(8)	—	(71,378)

Cash flows from financing activities:
Cash used to pay dividends to Holdings	(19,821)	—	—	—	(19,821)
Principal payments under capital and financing lease obligations	—	(1,886)	—	—	(1,886)
Principle payments under Term Loan	(1,938)	—	—	—	(1,938)
Change in intercompany advances	10,247	(7,889)	(2,358)	—	—

Net cash used in financing activities	(11,512)	(9,775)	(2,358)	—	(23,645)

Effect of exchange rate changes on cash and equivalents	—	67	(9)	—	58

Net decrease in cash and equivalents	(69)	(73,087)	(246)	—	(73,402)
Cash and equivalents at beginning of period	403	174,117	41,635	—	216,155

Cash and equivalents at end of period	$334	$101,030	$41,389	$—	$142,753

AMC ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Three months ended March 31, 2014:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$15,308	$(16,429)	$(454)	$—	$(1,575)

Cash flows from investing activities:
Capital expenditures	—	(55,562)	(37)	—	(55,599)
Investments in non-consolidated entities, net	—	(721)	—	—	(721)
Payments from the disposition of long-term assets	—	(128)	—	—	(128)
Other, net	—	(1,783)	—	—	(1,783)

Net cash used in investing activities	—	(58,194)	(37)	—	(58,231)

Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2022	375,000	—	—	—	375,000
Repurchase of Senior Subordinated Notes due 2019	(496,903)	—	—	—	(496,903)
Payment of initial public offering costs	—	(281)	—	—	(281)
Deferred financing costs	(7,568)	—	—	—	(7,568)
Principal payments under capital and financing lease obligations	—	(1,672)	—	—	(1,672)
Principle payments under Term Loan	(1,938)	—	—	—	(1,938)
Change in intercompany advances	116,181	(116,542)	361	—	—

Net cash provided by (used in) financing activities	(15,228)	(118,495)	361	—	(133,362)

Effect of exchange rate changes on cash and equivalents	—	(53)	44	—	(9)

Net increase (decrease) in cash and equivalents	80	(193,171)	(86)	—	(193,177)
Cash and equivalents at beginning of period	485	501,989	41,837	—	544,311

Cash and equivalents at end of period	$565	$308,818	$41,751	$—	$351,134

NOTE 12—SUBSEQUENT EVENT

        On April 27, 2015, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 22, 2015 to stockholders of record on June 8, 2015. As a result, AMCE will use cash on hand to make a dividend distribution to Holdings on June 22, 2015.

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

  •
  failures, unavailability, or security breaches of our information systems;

  •
  our investment and equity in earnings from National CineMedia, LLC ("NCM") may be negatively impacted by the competitive environment in which NCM operates and by the risks associated with its strategic initiatives;

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

        Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see Item 1A. "Risk Factors" and Item 1. "Business" in our Annual Report on Form 10-K for the year ended December 31, 2014 and our other public filings.

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

Overview

        We are one of the world's leading theatrical exhibition companies and an industry leader in innovation and operational excellence. Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs™ customer frequency membership program, rental of theatre auditoriums, income from gift card and packaged tickets sales, on-line ticketing fees and arcade games located in theatre lobbies. As of March 31, 2015, we owned, operated or had interests in 347 theatres and 4,972 screens.

        During the three months ended March 31, 2015, we acquired 8 screens in the U.S., temporarily closed 119 screens and reopened 123 screens in the U.S. to implement our strategy and install consumer experience upgrades.

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

        Open-source internet ticketing makes all our seats (over 850,000) in all our theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. This is a significant departure from the prior ten-year practice, when tickets to any one of our buildings were only available on one website. We believe increased online access is important because it captures customers' purchase intent more immediately and directly than if we had to wait until they showed up at the theatre box office to make a purchase. Once our customers buy a ticket, they are less likely to change their mind. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to over perform to larger capacity or more auditoriums, thereby maximizing yield.

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

        To address recent consumer trends, we are expanding our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers,

wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently monetize attendance. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. Building on the success of our full-service Dine-In Theatres, we have completed construction of a new concept, AMC Red Kitchen, which emphasizes freshness, speed and convenience. Customers place their orders at a central station and the order is delivered to our customers at their reserved seat. As of March 31, 2015, we have successfully implemented our dine-in theatre concepts at 17 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area.

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

        During the period from 1990 to 2014, the annual number of first-run films released by distributors in the United States ranged from a low of 370 in 1995 to a high of 707 in 2014, according to Motion Picture Association of America 2014 Theatrical Market Statistics and prior reports. The number of digital 3D films released annually increased to a high of 47 in 2014 from a low of 0 during this same time period.

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

        As of March 31, 2015, we had 2,277 3D enabled screens, including 20 AMC Prime and ETX 3D enabled screens, and 149 IMAX 3D enabled screens; approximately 49% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 3% of our screens were IMAX 3D enabled screens. Our IMAX screen count as of March 31, 2015, does not include one of our IMAX auditoriums that was temporarily closed for repairs. We are the largest IMAX exhibitor in the world with a 45% market share in the United States and each of our IMAX local installations is protected by geographic exclusivity. The following table summarizes our 3D enabled number of screens:

Format	Number of Screens As of March 31, 2015
3D enabled	2,277
IMAX (3D enabled)	149
AMC Prime/ETX (3D enabled)	20

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

        The following tables reflect AMC Stubs activity during the three month period ended March 31, 2015:

			AMC Stubs Revenue for Three Months Ended March 31, 2015
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2014	$11,408	$16,129
Membership fees received	5,942	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	4,240	—	(4,240)	—
Food and beverage	—	5,844	—	—	(5,844)
Rewards redeemed:
Admissions	—	(4,448)	—	4,448	—
Food and beverage	—	(6,057)	—	—	6,057
Amortization of deferred revenue	(6,111)	—	6,111	—	—

For the period ended or balance as of March 31, 2015	$11,239	$15,708	$6,111	$208	$213

        The following table reflects AMC Stubs activity during the three month period ended March 31, 2014:

			AMC Stubs Revenue for Three Months Ended March 31, 2014
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2013	$14,258	$17,117
Membership fees received	4,895	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	4,016	—	(4,016)	—
Food and beverage	—	6,859	—	—	(6,859)
Rewards redeemed:
Admissions	—	(4,523)	—	4,523	—
Food and beverage	—	(6,492)	—	—	6,492
Amortization of deferred revenue	(6,993)	—	6,993	—	—

For the period ended or balance as of March 31, 2014	$12,160	$16,977	$6,993	$507	$(367)

Significant and Subsequent Events

        Postretirement Medical Plan Termination.    On January 12, 2015, the Compensation Committee and all of our Board of Directors of AMC Entertainment Holdings, Inc. adopted resolutions to terminate the AMC Postretirement Medical Plan with an effective date of March 31, 2015. During the three months ended March 31, 2015, the Company notified eligible associates that their retiree medical coverage under the plan will terminate after March 31, 2015. Payments to eligible associates were approximately $4,300,000 during the three months ended March 31, 2015. We recorded net periodic benefit credits of $18,118,000, including curtailment gains, settlement gains, amortization of unrecognized prior service credits and amortization of actuarial gains recorded in accumulated other comprehensive income related to the termination and settlement of the plan during the three months ended March 31, 2015.

        NCM.    On May 5, 2014, NCM, Inc., the sole manager of NCM LLC, announced that it had entered into a merger agreement to acquire Screenvision, LLC for $375,000,000, consisting of cash and NCM, Inc. common stock. Consummation of the transaction was subject to regulatory approvals and other customary closing conditions. On November 3, 2014, the U.S. Department of Justice filed an antitrust lawsuit seeking to enjoin the transaction. On March 16, 2015, NCM, Inc. and Screenvision, LLC decided to terminate the merger agreement. The termination of the merger agreement was effective upon NCM, Inc.'s payment of a $26,840,000 termination payment. The estimated legal and other transaction expenses are approximately $14,060,000. NCM LLC of which AMC is an approximate 15.05% owner, had agreed to indemnify NCM, Inc. and bear a pro rata portion of the termination fee and other transaction expenses. Accordingly, we recorded expense of approximately $6,100,000 in equity in (earnings) losses of non-consolidated entities associated with these transaction expenses recorded by NCM LLC during the three months ended March 31, 2015.

        As of March 31, 2015, the estimated fair value of NCM, as measured by the closing price per common share of NCM, Inc. of $15.10, was $296,921,000, which was 15.5% greater than the carrying value of $257,175,000. The market price at December 31, 2014 was $14.37. The market value of common stock may change significantly due to the underlying performance of the business, industry trends and general economic and political conditions. Should the market value of our investment in NCM decline below our carrying value, an impairment loss may be warranted if the decline in value is deemed other than temporary.

        Dividends.    On February 3, 2015, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 23, 2015 to stockholders of record on March 9, 2015. AMCE paid dividends and dividend equivalents of $19,821,000 to Holdings during the three months ended March 31, 2015 and accrued $41,000 for the remaining unpaid dividends at March 31, 2015.

        On April 27, 2015, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 22, 2015 to stockholders of record on June 8, 2015. As a result, AMCE will use cash on hand to make a dividend distribution to Holdings on June 22, 2015.

        Dolby Cinema™ at AMC Prime®.    On April 9, 2015, we, along with Dolby Laboratories, Inc., announced Dolby Cinema at AMC Prime, a premium cinema offering for moviegoers that combines spectacular image and sound technologies with design and comfort. Dolby Cinema at AMC Prime will include Dolby Vision™ laser projection and Dolby Atmos® sound, as well as AMC Prime power reclining seats with seat transducers that vibrate with the action on screen. In 2015, we expect to have fully installed Dolby Cinema at AMC Prime in up to 4 AMC locations in major cities across the United States. We intend to expand to operating 50 Dolby Cinema at AMC Prime locations by December 2018 and up to 100 Dolby Cinema at AMC Prime locations by December 2024.

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014	% Change
Revenues
Theatrical exhibition
Admissions	$418,694	$409,020	2.4%
Food and beverage	200,524	181,764	10.3%
Other theatre	33,906	31,974	6.0%

Total revenues	$653,124	$622,758	4.9%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$223,088	$212,100	5.2%
Food and beverage costs	28,508	25,123	13.5%
Operating expense	187,258	179,693	4.2%
Rent	117,921	114,944	2.6%
General and administrative expense:
Merger, acquisition and transaction costs	1,578	362	* %
Other	4,941	18,220	–72.9%
Depreciation and amortization	57,777	54,777	5.5%

Operating costs and expenses	621,071	605,219	2.6%

Operating income	32,053	17,539	82.8%
Other expense (income)
Other income	—	(4,229)	–100.0%
Interest expense:
Corporate borrowings	26,079	29,658	–12.1%
Capital and financing lease obligations	2,373	2,525	–6.0%
Equity in (earnings) losses of non-consolidated entities	(1,324)	5,384	* %
Investment income	(5,143)	(7,857)	–34.5%

Total other expense	21,985	25,481	–13.7%

Earnings (loss) from continuing operations before income taxes	10,068	(7,942)	* %
Income tax provision (benefit)	3,930	(3,100)	* %

Earnings (loss) from continuing operations	6,138	(4,842)	* %
Gain from discontinued operations, net of income taxes	—	334	–100.0%

Net earnings (loss)	$6,138	$(4,508)	* %

*
Percentage change in excess of 100%

	Three Months Ended
	March 31, 2015	March 31, 2014
Operating Data—Continuing Operations:
Screens acquisitions	8	1
Screen dispositions	—	13
Construction openings (closures), net	4	(19)
Average screens—continuing operations(1)	4,884	4,852
Number of screens operated	4,972	4,945
Number of theatres operated	347	341
Screens per theatre	14.3	14.5
Attendance (in thousands)—continuing operations(1)	44,758	44,825

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

        The following table sets forth our reconciliation of Adjusted EBITDA:

Reconciliation of Adjusted EBITDA
(unaudited)

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Earnings (loss) from continuing operations	$6,138	$(4,842)
Plus:
Income tax provision (benefit)	3,930	(3,100)
Interest expense	28,452	32,183
Depreciation and amortization	57,777	54,777
Certain operating expenses(1)	4,064	6,156
Equity in (earnings) losses of non-consolidated entities	(1,324)	5,384
Cash distributions from non-consolidated entities	14,486	16,825
Investment income	(5,143)	(7,857)
Other income(2)	—	(4,229)
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	1,578	362
Stock-based compensation expense(3)	5,739	6,357

Adjusted EBITDA	$115,697	$102,016

(1)
Amounts represent preopening expense, theatre and other closure expense, deferred digital equipment rent expense, and disposition of assets and other gains included in operating expenses.

(2)
Other income for the three months ended March 31, 2014 was due to a gain on extinguishment of indebtedness related to the cash tender offer and redemption of the 8.75% Senior Fixed Rate Notes due 2019 ("Notes due 2019") of $4,383,000, partially offset by other expenses of $154,000.

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

Results of Operations—For the Three Months Ended March 31, 2015 and March 31, 2014

        Revenues.    Total revenues increased 4.9%, or $30,366,000, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Admissions revenues increased 2.4%, or $9,674,000, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to a 2.5% increase in average ticket price. Attendance was essentially flat during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Total admissions revenues were increased by rewards redeemed, net of deferrals, of $208,000 and $507,000 related to rewards accumulated under AMC Stubs during the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards. The increase in average ticket price was primarily due to an increase in ticket prices for traditional film product, an increase related to tickets purchased for IMAX premium format film product and for alternative film content, partially offset by a decrease in tickets purchased for 3D film premium format film product, due to the popularity of 3D product.

        Food and beverage revenues increased 10.3%, or $18,760,000, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to a 10.6% increase in food and beverage revenues per patron. The increase in food and beverage revenues per patron reflects the contribution of our food and beverage strategic initiatives and increased prices associated with converting from tax inclusive pricing to tax on top pricing effective at the start of the fourth quarter of calendar 2014. The increase in total food and beverage revenues also benefited from rewards redeemed, net of deferrals of $213,000 during the three months ended March 31, 2015 related to rewards accumulated under AMC Stubs compared to a decrease of $367,000, during the three months ended March 31, 2014 for deferrals, net of rewards redeemed.

        Total other theatre revenues increased 6.0%, or $1,932,000 during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to increases in income from packaged ticket sales and internet ticket fees related to our comfort and convenience initiatives and our AMC Online E-commerce website, partially offset by decreases in income from gift card sales and AMC Stubs membership fees earned. The increase in income on packaged tickets of $2,217,000 was due to fair value accounting as a result of Wanda acquiring Holdings on August 30, 2012. We did not recognize any income on packaged tickets until 18 months after August 30, 2012. We began recognizing income on packaged ticket sales in March of 2014 and expect to continue recording income prospectively.

        Operating costs and expenses.    Operating costs and expenses increased 2.6%, or $15,852,000, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Film exhibition costs increased 5.2%, or $10,988,000, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to the increase in film exhibition costs as a percentage of admission revenues and the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.3% for the three months ended March 31, 2015 and 51.9% for the three months ended March 31, 2014 due to a change in mix to higher grossing film product carrying higher percentage film rent.

        Food and beverage costs increased 13.5%, or $3,385,000, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. As a percentage of food and beverage revenues, food and beverage costs were 14.2% for the three months ended March 31, 2015 and 13.8% for the three months ended March 31, 2014. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues and a shift in product mix to premium items that generate higher sales at lower profit margin percentages. Food and beverage gross profit per patron increased 10%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

        As a percentage of revenues, operating expense was 28.7% for the three months ended March 31, 2015 as compared to 28.9% for the three months ended March 31, 2014. Rent expense increased 2.6%, or $2,977,000, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily from the increase in the number of theatres operated and increases in percentage rent due to revenue increases.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $1,578,000 during the three months ended March 31, 2015 compared to $362,000 during the three months ended March 31, 2014, primarily due to an increase in legal costs.

        Other.    Other general and administrative expense decreased 72.9%, or $13,279,000, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due primarily to the net periodic benefit credit of $18,118,000 related to the termination and settlement of the AMC Postretirement Medical Plan, partially offset by an increase in expense related to annual incentive compensation, theatre support center rent, abandoned projects, and legal expenses. The three months ended March 31, 2014 included credits related to net periodic benefit costs for the postretirement medical plan, theatre support center rent, employee incentive plans and expenses related to abandoned projects of approximately $2,345,000. See Note 8—Employee Benefit Plans of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information regarding the components of net periodic benefit credit, including recognition of the prior service credits and net actuarial gains recorded in accumulated other comprehensive income and curtailment and settlement gains.

        Depreciation and amortization.    Depreciation and amortization increased 5.5%, or $3,000,000, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to the increase in depreciable assets resulting from capital expenditures of $69,590,000 and $270,734,000, during the three months ended March 31, 2015 and the twelve months ended December 31, 2014, respectively.

Other Expense (Income):

        Other income.    Other income was $0 and $4,229,000 for the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively. Other income during the three months ended March 31, 2014 was due to a gain on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2019 of $4,383,000, partially offset by other expenses of $154,000.

        Interest expense.    Interest expense decreased 11.6%, or $3,731,000, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to the decrease in interest rates for corporate borrowings and the decrease in aggregate principal amounts of borrowings. In February 2014, AMCE completed an offering of $375,000,000 principal amount of its 5.875% Senior Subordinated Notes due 2022. In February 2014, AMCE extinguished $463,964,000 of its Notes due 2019 and in June 2014, extinguished the remaining outstanding principal of $136,036,000 of its Notes due 2019.

        Equity in (earnings) losses of non-consolidated entities.    Equity in earnings of non-consolidated entities were $1,324,000 for the three months ended March 31, 2015 compared to equity in losses of non-consolidated entities of $5,384,000 for the three months ended March 31, 2014. The decrease in equity in losses of non-consolidated entities was primarily due to decreases in equity in losses from Open Road Releasing, LLC and increases in equity in earnings from Digital Cinema Implementation Partners, LLC, partially offset by increases in equity in losses from NCM LLC. The increase in equity in losses from NCM LLC was primarily due to expense associated with the termination of the Screenvision, LLC merger agreement and other transaction expenses. See Note 9—Commitments and Contingencies of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information. Cash distributions from non-consolidated entities were $14,486,000 during the three months ended March 31, 2015 and $16,825,000 during the three months ended March 31, 2014, and includes payments related to the NCM tax receivable agreement recorded in investment income. See Note 2—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

        Investment income.    Investment income was $5,143,000 for the three months ended March 31, 2015 compared to investment income of $7,857,000 for the three months ended March 31, 2014. Investment income for the three months ended March 31, 2015 includes payments received of $5,352,000 related to the NCM tax receivable agreement compared to payments received of $8,045,000 during the three months ended March 31, 2014.

        Income tax provision (benefit).    The income tax provision (benefit) from continuing operations was $3,930,000 for the three months ended March 31, 2015 and $(3,100,000) for the three months ended March 31, 2014. See Note 4—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

        Gain from discontinued operations, net of income taxes.    Gain from discontinued operations was $0 and $334,000 during the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively.

        Net earnings (loss).    Net earnings (loss) were $6,138,000 and $(4,508,000) during the three months ended March 31, 2015 and three months ended March 31, 2014, respectively. Net earnings during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were positively impacted by the increase in food and beverage revenues, the decrease in general and administrative: other expense, the increase in equity in earnings from non-consolidated entities, and the decrease in interest expense. Net earnings were negatively impacted by the increase in income tax provision, the decrease in other income, and the increase in depreciation expense.

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

        We had working capital deficit as of March 31, 2015 and December 31, 2014 of $168,282,000 and $128,689,000, respectively. Working capital included $183,374,000 and $213,882,000 of deferred revenues and income as of March 31, 2015 and December 31, 2014, respectively. AMCE has the ability to borrow under its Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of March 31, 2015, AMCE had $137,048,000 available for borrowing, net of letters of credit, under its revolving Senior Secured Credit Facility.

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

        As of March 31, 2015, AMCE was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2020, and the Notes due 2022.

Holdings' Company Status

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on AMCE's indebtedness or pay dividends other than through any dividends it may receive from its subsidiaries. AMCE's Senior Secured Credit Facility and note indentures contain provisions which limit the amount of dividends and advances, which it may pay or make to Holdings.

Cash Flows from Operating Activities

        Cash flows provided by (used in) operating activities, as reflected in the Consolidated Statements of Cash Flows, were $21,563,000 and $(1,575,000) during the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively. The increase in cash flows provided by operating activities for the three months ended March 31, 2015 was primarily due to decreases in payments for accrued bonuses and accrued payroll, partially offset by increases in payments for accrued interest and accounts payable due to timing of the payments.

Cash Flows from Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $71,378,000 and $58,231,000, during the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively. Cash outflows from investing activities include capital expenditures of $69,590,000 and $55,599,000 during the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, maintaining our theatre circuit, and technology upgrades. We expect that our gross cash outflows for capital expenditures will be approximately $320,000,000 to $340,000,000 for 2015, before giving effect to expected landlord contributions of approximately $65,000,000 to $85,000,000.

        We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances; cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases.

Cash Flows from Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $23,645,000 and $133,362,000 during the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively. Financing activities for the current period consisted of dividend payments and payments related to the Senior Secured Credit Facility and capital and financing lease obligations. On February 3, 2015, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 23, 2015 to stockholders of record on March 9, 2015. We paid dividends and dividend equivalents to Holdings of $19,821,000 during the three months ended March 31, 2015.

        On February 7, 2014, AMCE issued $375,000,000 aggregate principal amount of its Notes due 2022 and used the net proceeds, together with a portion of the net proceeds from the initial public offering, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses. The deferred financing costs paid related to the issuance of the Notes due 2022 were $7,568,000, during the three months ended March 31, 2014. AMCE repurchased a portion of the Notes due 2019 during the three months ended March 31, 2014 for $496,903,000.

Investment in NCM LLC

        We hold an investment of 15.05% in NCM LLC accounted for using the equity method as of March 31, 2015. The estimated fair market value of these units was approximately $296,921,000, based upon the publically quoted price per share of NCM, Inc. on March 31, 2015 of $15.10 per share. We have little tax basis in these units, therefore the sale of all these units at March 31, 2015 would require us to report taxable income of approximately $444,219,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Commitments and Contingencies

        The Company has commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Since December 31, 2014, there have been no material changes to the commitments and contingencies of the Company outside the ordinary course of business.

New Accounting Pronouncements

        See Note 10—New Accounting Pronouncements of the Notes to the Company's Consolidated Financial Statements in Item 1 of Part I for further information regarding recently issued accounting standards.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks.

        Market risk on variable-rate financial instruments.    At March 31, 2015, AMCE maintained a Senior Secured Credit Facility comprised of a $150,000,000 revolving credit facility and $775,000,000 of Senior Secured Term Loans due 2020. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR, with a minimum base rate of 1.75% and a minimum rate for LIBOR borrowings of 0.75%. The rate in effect at March 31, 2015 for the outstanding Senior Secured Term Loan due 2020 was a LIBOR-based rate of 3.50% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At March 31, 2015, AMCE had no variable-rate borrowings under its revolving credit facility and had an aggregate principal balance of $758,146,000 outstanding under the Senior Secured Term Loan due 2020. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $1,904,000 during the three months ended March 31, 2015.

        Market risk on fixed-rate financial instruments.    Included in long-term corporate borrowings at March 31, 2015 were principal amounts of $600,000,000 of AMCE's Notes due 2020 and $375,000,000 of AMCE's Notes due 2022. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2020 and Notes due 2022 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2020 and Notes due 2022.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Reference is made to Note 9—Commitments and Contingencies of the Notes to the Company's Consolidated Financial Statements contained elsewhere in this quarterly report on Form 10-Q for information on certain litigation to which we are a party.

Item 1A.    Risk Factors

        Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in our risk factors from those previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

AMC ENTERTAINMENT INC.
Date: May 8, 2015	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President
Date: May 8, 2015	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer